Form 10-Q
period 2000-07-02
STANFORD MICRODEVICES INC
filed 2000-08-16
CIK 1103777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2000.

                                       or

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________.

                    Commission File Number: _________________

                           STANFORD MICRODEVICES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                   77-0073042
    ------------------------------                   -------------------
   (State or other jurisdiction of                   (I.R.S.  Employer
    incorporation or organization)                   Identification No.)


      726 Palomar Avenue, Sunnyvale, CA                       94086
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

                                 (408) 616-5400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _____ No __X__

As of July 30, 2000, there were 26,348,928 shares of registrant's Common Stock outstanding.

                           STANFORD MICRODEVICES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION ......................................................................

     ITEM 1. FINANCIAL STATEMENTS ..................................................................

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS .........................................................................................

     ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK ............................

PART II. OTHER INFORMATION .........................................................................

     ITEM 1. LEGAL PROCEEDINGS .....................................................................

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .............................................

     ITEM 3: DEFAULTS UPON SENIOR SECURITIES .......................................................

     ITEM 4: SUBMISSION OF MATTERSTO A VOTE OF SECURITY HOLDERS ....................................

     ITEM 5: OTHER INFORMATION .....................................................................

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K ......................................................

SIGNATURES .........................................................................................

INDEX TO EXHIBITS FOR FORM 10-Q ....................................................................

EXHIBIT 10.1 .......................................................................................

EXHIBIT 10.2 .......................................................................................

EXHIBIT 27.1 .......................................................................................

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           Stanford Microdevices, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                               June 30,      December 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                $  36,826      $  10,965
      Short-term investments                                      21,222             --
      Accounts receivable, net                                     3,476          1,681
      Inventories                                                  6,232          2,227
      Other current assets                                           673            348
                                                               ---------      ---------
Total current assets                                              68,429         15,221

      Property and equipment, net                                  6,092          4,271
      Deposits and other assets                                      272            227
                                                               ---------      ---------
Total assets                                                   $  74,793      $  19,719
                                                               =========      =========

Liabilities, mandatorily redeemable convertible preferred
  stock and stockholders' equity (Net Capital Deficiency)
Current liabilities:
      Accounts payable                                         $   2,588      $   2,493
      Accrued expenses                                             2,153            972
      Deferred margin on distributor inventory                     5,781          3,287
      Capital lease obligations, current portion                     781            723
                                                               ---------      ---------
Total current liabilities                                         11,303          7,475

      Capital lease obligations                                    1,389          1,299

      Mandatorily redeemable convertible preferred
        stock                                                         --         38,857

Stockholders' equity (Net Capital Deficiency)
      Common Stock                                                    26             15
      Additional paid-in capital                                 120,998          5,342
      Deferred stock compensation                                 (4,309)        (4,255)
      Accumulated deficit                                        (54,614)       (29,014)
                                                               ---------      ---------
Total stockholders' equity (Net Capital Deficiency)               62,101        (27,912)
                                                               ---------      ---------

      Total liabilities, mandatorily redeemable convertible
        preferred stock and stockholders' equity (Net
        Capital Deficiency)                                    $  74,793      $  19,719
                                                               =========      =========

                            See accompanying notes.

                           Stanford Microdevices, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                                          Three Months Ended         Six Months Ended
                                                                        ----------------------     ----------------------
                                                                        June 30,      June 30,     June 30,      June 30,
                                                                         2000           1999         2000          1999
                                                                        --------      --------     --------      --------
Net revenues                                                            $  7,872      $  4,508     $ 15,136      $  7,385
Cost of revenues (exclusive of amortization of
  deferred stock compensation of $39 and $76 for the
  three and six months ended June 30, 2000, respectively)                  3,385         2,544        6,270         4,199
                                                                        --------      --------     --------      --------
Gross profit                                                               4,487         1,964        8,866         3,186

Operating expenses:
    Research and development (exclusive of amortization
        of deferred stock compensation of $75 and $139 for
        the three and six months ended June 30, 2000, respectively)        1,690           552        3,126           889
    Sales and marketing (exclusive of amortization
        of deferred stock compensation of $75 and $148 for
        the three and six months ended June 30, 2000, respectively)        1,482           682        3,004         1,186
    General and administrative (exclusive of amortization
        of deferred stock compensation of $132 and $264 for
        the three and six months ended June 30, 2000, respectively)        1,173           434        2,112           656
    Amortization of deferred stock compensation                              321            --          627            --
                                                                        --------      --------     --------      --------
Total operating expenses                                                   4,666         1,668        8,869         2,731
                                                                        --------      --------     --------      --------

Income (loss) from operations                                               (179)          296           (3)          455

Interest expense                                                              67            41          113            71
Interest and other income, net                                               414             7          578             8
                                                                        --------      --------     --------      --------

Income before taxes                                                          168           262          462           392

Provision for income taxes                                                    50            16          138            32
                                                                        --------      --------     --------      --------

Net income                                                                   118           246          324           360

Accretion of mandatorily redeemable
convertible preferred stock                                                   --            --      (25,924)           --
                                                                        --------      --------     --------      --------

Net income (loss) applicable to common
 stockholders                                                           $    118      $    246     $(25,600)     $    360
                                                                        ========      ========     ========      ========

Net income (loss) per share applicable to common stockholders:
     Basic                                                              $   0.01      $   0.02     $  (1.46)     $   0.02
                                                                        ========      ========     ========      ========
     Diluted                                                            $   0.00      $   0.02     $  (1.46)     $   0.02
                                                                        ========      ========     ========      ========

Shares used to compute net income (loss) per share
 applicable to common stockholders
     Basic                                                                20,007        15,000       17,503        15,000
                                                                        ========      ========     ========      ========
     Diluted                                                              28,530        16,218       17,503        15,609
                                                                        ========      ========     ========      ========

                            See accompanying notes.

                           Stanford Microdevices, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                      Six Months Ended
                                                              -------------------------------
                                                              June 30, 2000     June 30, 1999
                                                              -------------     -------------
                                                                        (unaudited)
OPERATING ACTIVITIES
Net  income                                                          324               360
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
          Compensation expense related to stock options               63                86
          Amortization of deferred stock  compensation               627                --
          Depreciation and amortization                              674               236
          Changes in operating assets and liabilities:
            Accounts receivable                                   (1,795)           (1,464)
            Inventory                                             (4,005)             (174)
            Other assets                                            (370)              (84)
            Accounts payable                                          95               813
            Accrued expenses                                       1,181               556
            Deferred margin on distributor inventory               2,494               331
                                                                 -------           -------
Net cash provided by (used in) operating activities                 (712)              660

INVESTING ACTIVITIES
Purchases of available-for-sale securities                       (21,222)               --
Purchases of property and equipment                               (2,636)             (233)
Proceeds from the sale of property and equipment                     753                --
                                                                 -------           -------
Net cash used in investing activities                            (23,105)             (233)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock, net                       49,794                --
Principal payments on capital lease obligations                     (464)             (243)
Proceeds from  loan payable                                           --               200
Distribution to stockholders                                          --              (188)
Proceeds from exercise of stock options                              348                --
                                                                 -------           -------
Net cash provided by (used in) financing activities               49,678              (231)

Net increase in cash                                              25,861               196
Cash at beginning of period                                       10,965               217
                                                                 -------           -------
Cash at end of period                                             36,826               413
                                                                 =======           =======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Equipment acquired under capital lease                               612               170
Accretion of mandatorily redeemable convertible
  preferred stock                                                 25,924
Deferred stock compensation                                          681
Net exercise of warrants                                             688
Conversion of mandatorily redeemable convertible
  preferred stock into common stock                               64,781

                            See accompanying notes.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Stanford Microdevices, Inc. (the "Company") for the fiscal year ended December 31, 1999, which are included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Stanford Microdevices, Canada and Stanford Microdevices UK Limited. Intercompany balances and transactions have been eliminated.

Through December 31, 1999, the Company operated on calendar fiscal quarters and a fiscal year ending December 31. Beginning in 2000, the Company now operates on thirteen week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which will end on December 31. The Company's second quarter of fiscal year 2000 ended on July 2, 2000. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter's calendar month end for convenience.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                    June 30,   December 31,
                      2000        1999
                  -----------  ------------
                  (unaudited)
Raw materials        $2,049         914
Work-in-process       3,132         659
Finished goods        1,051         654
                     ------      ------
                     $6,232      $2,227
                     ======      ======

NOTE 3: NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income
(loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding during the period, if dilutive. Potential Common Stock equivalents include incremental shares of Common Stock issuable upon the exercise of stock options and warrants and upon conversion of Mandatorily Redeemable Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted net income
(loss) per share for the periods indicated (in thousands, except per share data):

                                                                              Three Months Ended          Six Months Ended
                                                                           June 30,      June 30,      June 30,       June 30,
                                                                             2000          1999          2000           1999
                                                                           --------      --------      --------       --------
Numerator for basic and diluted earnings per share
   Net income (loss) applicable to common stockholders                     $    118      $    246      $(25,600)      $    360
                                                                           ===================================================

Denominator for basic earnings per share
   Weighted average shares outstanding                                       20,007        15,000        17,503         15,000
   Effect of dilutive stock options                                           4,807         1,218                          609
   Effect of dilutive warrants and mandatorily redeemable convertible
   preferred stock                                                            3,716            --            --             --

Denominator for diluted earnings per share                                   28,530        16,218        17,503         15,609
                                                                           ===================================================

Net income (loss) per share applicable to common
   stockholders
   Basic                                                                   $   0.01      $   0.02      $  (1.46)      $   0.02
                                                                           ===================================================
   Diluted                                                                 $   0.00      $   0.02      $  (1.46)      $   0.02
                                                                           ===================================================

The effects of options to purchase 5,263,521 shares of Common Stock at an average exercise price of $2.12 and warrants to purchase 1,100,000 shares of Common Stock at an average exercise price of $4.50 for the six months ended June 30, 2000 have not been included in the computation of diluted net loss per share applicable to common stockholders as their effect would have been antidilutive.

The effects of conversion of 5,647,839 shares of Mandatorily Redeemable Convertible Preferred Stock for the six months ended June 30, 2000 have not been included in the computation of diluted net loss per share applicable to common stockholders as the effect would have been antidilutive.

NOTE 4: COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income was the same as its net income for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999.


NOTE 5: SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In fiscal 2000, the Company added a Wireless Infrastructure Products business unit that increased the number of operating segments from one to two. The Company previously operated under one business segment, the sale of radio frequency (RF) semiconductor components for communications network infrastructures. The Company currently operates in two segments: (1) the Standard Products segment and (2) the Wireless Infrastructure Products segment. The Company's reportable segments are organized as separate functional units with separate management teams and separate performance assessment and resource allocation processes. The Standard Products segment produces standard application RF components that consist of primarily integrated circuits and discrete devices for communications network infrastructures. RF components produced by the Standard Products segment are typically sold through distribution. The Wireless Infrastructure Products segment is focused on producing custom and semi-custom RF components that will consist primarily of integrated circuits and multi-component modules for mobile and fixed wireless infrastructure equipment manufacturers. Custom and semi-custom RF components produced by the Wireless Infrastructure Products segment will be sold primarily though our direct sales channels.

The accounting policies of the segments are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission. The Company's chief operating decision maker (CODM) evaluates performance and allocates resources based on segment reporting operating income (loss). There are no intersegment sales. Non-segment items include various corporate research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of deferred stock compensation, depreciation and amortization expense, interest income and other, net, interest expense, and the provision for income taxes, as the aforementioned items are not allocated for purposes of the CODM's review. With the exception of expenditures for long-lived assets, assets and liabilities are not discretely reviewed by the CODM.

                                               Wireless                      Non-
(In Thousands)                   Standard    Infrastructure    Total        Segment          Total
                                 Products      Products       Segments       Items          Company
                                 --------      --------       --------      --------       --------
FOR THE THREE MONTHS
  ENDED JUNE 30, 2000

Net revenues from external
  customers                      $  7,872      $     --       $  7,872      $     --       $  7,872
Operating income (loss)             3,436          (636)         2,800        (2,979)          (179)
Expenditures for long-lived
  assets                              427           141            568           742          1,310

FOR THE SIX MONTHS
  ENDED JUNE 30, 2000

Net revenues from external
  customers                      $ 15,136      $     --       $ 15,136      $     --       $ 15,136

Operating income (loss)             6,907        (1,234)         5,673        (5,676)            (3)
Expenditures for long-lived
  assets                              564           784          1,348         1,900          3,248

FOR THE THREE MONTHS
  ENDED JUNE 30, 1999

Net revenues from external
  customers                      $  4,508      $     --       $  4,508      $     --       $  4,508

Operating income                      296            --            296            --            296
Expenditures for long-lived
  assets                              164                          164                          164

FOR THE SIX MONTHS
  ENDED JUNE 30, 1999

Net revenues from external
  customers                      $  7,385      $     --       $  7,385      $     --       $  7,385

Operating income                      455            --            455            --            455
Expenditures for long-lived
  assets                              403            --            403            --            403

Standard Products net revenues from external customers, operating income and capital expenditures for long-lived assets for the three and six months ended June 30, 1999 include all non-segment items. The Company operated in one segment during those periods and has not specifically allocated non-segment items for 1999 interim periods because it is impracticable to do so for those periods.


NOTE 6: LITIGATION

On March 17, 2000, Stanford University filed a complaint against the Company in the United States District Court for the Northern District of California alleging, among other things, infringement by the Company of its trademarks by the Company's use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting the Company from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000, the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000, the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. Although the Company is unable to predict the outcome of the litigation at this time, management believes the Company has meritorious defenses and intends to defend the litigation vigorously.

NOTE 7: STOCKHOLDERS EQUITY (NET CAPITAL DEFICIENCY)

On May 25, 2000, the Company completed an initial public offering of 4,600,000 shares of common stock (including 600,000 shares pursuant to the exercise of the underwriters' overallotment option on June 16, 2000), at a price of $12.00 per share. Upon the completion of the initial public offering, the Company's Certificate of Incorporation has been amended to authorize 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

Upon completion of the Company's initial public offering, 5,647,839 shares of mandatorily redeemable convertible preferred stock were converted into shares of Common Stock. In addition, 687,500 warrants were net exercised prior to the completion of the Company's initial public offering.

NOTE 8: 1998 STOCK PLAN

In February 2000, the Company's Board of Directors and Stockholders approved an increase in the number of shares reserved under the 1998 Stock Plan by 1,200,000 shares. In addition, the Board approved automatic increases on the first day of each of the Company's fiscal years beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. The shares may be authorized, but unissued, or reacquired Common Stock.

NOTE 9: 2000 EMPLOYEE STOCK PURCHASE PLAN

In February 2000, the Company's Board of Directors and Stockholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares of Common Stock has been reserved for issuance under the Purchase Plan, as well as an automatic annual increase on the first day of each of the Company's fiscal years beginning January 1, 2001 equal to the lesser of 350,000 shares, 1% of the outstanding Common Stock on that date, or a lesser amount as determined by the Board.

NOTE 10: LINE OF CREDIT

The Company renegotiated an unsecured credit facility with a financial institution that includes a $10.0 million line of credit in the second quarter of 2000. The credit facility expires in June of 2001. Borrowings under the revolving credit line may be made and repaid from time to time and bear interest at the base rate, as announced by the lender, minus 0.5%, or at LIBOR plus 2.25%. At June 30, 2000, there were no outstanding amounts under this credit facility.

NOTE 11: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was to be effective for fiscal years beginning after June 15, 1999. However, in July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (FAS 137). FAS 137 defers for one year the effective date of FAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the adoption of FAS 133 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December of 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In March of 2000, the SEC Staff amended SAB 101 and issued SAB 101A that delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. In June of 2000 the SEC Staff issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes that its revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described below under "Risk Factors."

OVERVIEW

We are a leading designer and supplier of high-performance radio frequency, or RF, components for communications equipment manufacturers. Our products are used primarily in wireless communications equipment to enable and enhance the transmission and reception of voice and data signals.

We derive a majority of our revenues from the sale of standard RF components, which we develop from our own specifications and sell primarily through distributors. In early 2000, we launched a separate business unit focused on designing customized products for specific RF applications for communications equipment manufacturers. These products are still in development and we do not expect to generate material revenues from this business unit until at least 2001.

We sell our products worldwide through U.S.-based distributors, through a private label reseller who sells our products under its brand and through our direct sales force. Our products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by distributors or us. Significant portions of our distributors' end sales are made to their customers overseas.

From 1986 to 1995, we generated revenues primarily from design services and contract manufacturing services for RF components. Net revenues from contract manufacturing services as a percentage of our total net revenues declined significantly from 1996 to 1999. Net revenues from contract manufacturing services accounted for 5% of our total net revenues for the three months ended June 30, 1999. In 1999, we made the strategic decision to discontinue our contract manufacturing services although we continued to fulfill our contractual obligations through March 31, 2000. There were no employee terminations, facilities charges, disposals of assets or other costs associated with our decision to discontinue our contract manufacturing services. We do not expect this decision to have a material impact on our ongoing results of operations, liquidity or capital resources.

For our direct sales and private label sales, we recognize revenues when the product has been shipped, title has transferred, and no further obligations remain. Although we have never experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until the products are accepted by a customer. Revenues for contract manufacturing services are recognized when the completed assemblies are shipped and no further obligations remain. Provisions for product returns are recorded upon shipment. Revenues from our distributors are deferred until the distributors resell the products to their customers.

Two distributors, Avnet Electronics Marketing and Richardson Electronics, and a private label reseller of our products, Minicircuits Laboratories, accounted for a significant portion of our net revenues in the three months ended June 30, 1999 and 2000. Sales to Minicircuits Laboratories represented 28% of net revenues in the three months ended June 30, 2000 and 41% in the three months ended June 30, 1999. Richardson Electronics represented 38% of net revenues in the three months ended June 30, 2000 and 42% in the three months ended June 30, 1999. Avnet Electronics Marketing represented 28% of net revenues in the three months ended June 30, 2000 and 8% in the three months ended June 30, 1999. Richardson Electronics and Avnet Electronics Marketing distribute our products to a large number of end customers. We anticipate that sales through distributors and to one or more private label resellers will continue to account for a substantial portion of our net revenues.

Cost of revenues consists primarily of the costs of wafers from our third-party wafer fabs, costs of packaging performed by third-party vendors, costs of testing, and costs associated with procurement, production control, quality assurance and manufacturing engineering. We subcontract our wafer manufacturing and packaging and do only final testing and tape and reel assembly at our facilities.

Historically, gross margins on our sales through our distributors, to private label resellers and direct customers have differed materially from each other. As a result, the relative mix of these sales affects our gross margin. For example, for the three months ended June 30, 2000 gross margin for these three channels ranged from as low as 50% for our private label reseller to 76% for direct sales depending on the mix of products sold. The gross margin on sales to our private label reseller is traditionally lower than that on our distributor sales. We generally charge lower prices to our private label reseller due to its commitment to higher volumes on particular parts, its absorption of the risk of inventory obsolescence and its agreement to incur the sales and marketing costs for the parts.

We do not recognize revenue from our sales to distributors until shipment to the distributor's customer. We record the deferred margin on distributor inventory on our balance sheet. As a result, the level of inventory at our distributors can affect our reported gross margin for any particular period.

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, material costs for prototype and test units and other expenses related to the design, development and testing of our products and, to a lesser extent, fees paid to consultants and outside service providers. We expense all of our research and development costs as they are incurred.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. We pay and expense commissions to our independent sales representatives when revenues from the associated sale are recognized.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, and human resources personnel and professional fees.

In recent years we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Our full-time employees increased from 36 at June 30, 1999 to 107 at June 30, 2000. We expect to continue to spend significantly in these areas as we continue to grow.

In connection with the grant of stock options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of approximately $5.2 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended June 30, 2000, we amortized $321,000 of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

In October 1999, we issued 5,647,839 shares of mandatorily redeemable convertible preferred stock at $3.01 per share for net proceeds of approximately $17.0 million. The holders of the mandatorily redeemable convertible preferred stock have various rights and preferences, including, but not limited to, redemption rights. In the fourth quarter of 1999 and the first quarter of 2000, we recorded an increase to our accumulated deficit of $21.9 million and $25.9 million, respectively, related to the accretion of the mandatorily redeemable convertible preferred stock to our estimate of its fair value to reflect its redemption value. As a result, net income available to common stockholders was reduced. Upon the completion of our initial public offering, the mandatorily redeemable convertible preferred stock was converted into shares of common stock and, accordingly, we do not expect to incur any accretion charges in the future.

We began operations in 1985 and began to generate revenues in 1987. Until October 1999, we were organized as an S corporation for federal tax reporting purposes and were wholly owned by our founders. In October 1999, we revoked our election to be treated as an S corporation under the Internal Revenue Code.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET REVENUES

Net revenues increased to $7.9 million for the three months ended June 30, 2000 from $4.5 million for the three months ended June 30, 1999. This increase was the result of more effective promotion of our products by us and our distributors, increased sales of new products, increased availability of our products due to higher inventory levels at our distributors and at our facility and a favorable mix of products sold through both our direct and distribution channels. Sales through our distributors were 66% of net revenues for the three months ended June 30, 2000 and 50% of net revenues for the three months ended June 30, 1999. Sales to our direct customers (excluding contract manufacturing) comprised 34% of net revenues for the three months ended June 30, 2000, of which 28% of net revenues was to our private label reseller. Sales to our direct customers (excluding contract manufacturing) comprised 45% of net revenues for the three months ended June 30, 1999, of which 41% of net revenues was to our private label reseller. Sales of our new Silicon germanium (SiGe) and Indium gallium phosphide (InGaP) products were approximately 23% of our total net revenues for the three months ended June 30, 2000 compared to 0% for the three months ended June 30, 1999.

COST OF REVENUES

Cost of revenues increased to $3.4 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999 primarily as a result of increased volume related material, subcontractor and direct labor costs, which added costs of approximately $838,000. Operations personnel increased to 34 at June 30, 2000 from 19 at June 30, 1999.

GROSS PROFIT

Gross profit increased to $4.5 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999. Gross margin increased to 57% for the three months ended June 30, 2000 from 44% for the three months ended June 30, 1999. This increase is primarily attributable to a decrease in wafer and packaging costs from our subcontractors due to higher volumes, better utilization of our own testing operations and sales of higher margin products.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.7 million for the three months ended June 30, 2000 from $552,000 for the three months ended June 30, 1999. This increase is primarily the result of the addition of new personnel, which added costs of approximately $737,000, increased expenses for engineering materials, which added costs of approximately $94,000, software and equipment depreciation charges and the opening of additional research and development design centers. We opened a design center in Long Beach, California in August of 1999 and in Ottawa, Canada in December of 1999. We anticipate that we will open additional design centers in other locations in future periods. Research and development personnel increased to 32 at June 30, 2000 from seven at June 30, 1999. We expect that the absolute dollar amount of research and development expenses will continue to increase as we make additional investments in our technology and products.

SALES AND MARKETING. Sales and marketing expenses increased to $1.5 million for the three months ended June 30, 2000 from $682,000 for the three months ended June 30, 1999. This increase is primarily attributable to increased personnel, which added costs of approximately $368,000, commissions to outside sales representatives, which added costs of approximately $227,000, and the opening of additional facilities. We opened our Long Beach facility in August of 1999 and a second Sunnyvale, California facility in March of 2000. Sales and marketing personnel increased to 22 at June 30, 2000 from six at June 30, 1999. We expect increases in sales and marketing expenses to continue in future periods as we continue to hire additional marketing and sales employees.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.2 million for the three months ended June 30, 2000 from $434,000 for the three months ended June 30, 1999. This increase is primarily attributable to increased personnel, which added costs of approximately $417,000, professional fees, which added costs of approximately $306,000 and the opening of our second Sunnyvale facility. General and administrative personnel increased to 19 at June 30, 2000 from four at June 30, 1999. We expect general and administrative expenses to increase in absolute dollars in future periods as we expand our administrative staff to support the growth of our operations.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $5.2 million, representing the difference between the deemed fair value of the common stock for financial statement reporting purposes and the exercise price of these options at the date of grant. We recorded amortization of deferred stock compensation of $321,000 for the three months ended June 30, 2000.


INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities and interest expense from capital lease financing obligations and borrowings under our bank line of credit. We had net interest and other income of $347,000 for the three months ended June 30, 2000 and net interest and other expense of $34,000 for the three months ended June 30, 1999.

PROVISION FOR INCOME TAXES

We elected to be taxed as an S corporation under the Internal Revenue Code through October 4, 1999. Consequently, our stockholders were taxed on their proportionate share of our taxable income and no provision for federal income taxes has been provided in the statement of operations through October 4, 1999.

The provision for income taxes for the second quarter of fiscal 2000 is based on our estimated tax rate for the year of 30%. The provision for income taxes for the second quarter of 1999 consists solely of state franchise taxes.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET REVENUES

Net revenues increased to $15.1 million for the six months ended June 30, 2000 from $7.4 million for the six months ended June 30, 1999. This increase was primarily the result of more effective promotion of our products by us and our distributors, increased sales of new products, increased availability of our products due to higher inventory levels at our distributors and at our facility and a favorable mix of products sold through both our direct and distribution channels. Sales through our distributors were 65% of net revenues for the six months ended June 30, 2000 and 50% of net revenues for the six months ended June 30, 1999. Sales to our direct customers (excluding contract manufacturing) comprised 35% of net revenues for the six months ended June 30, 2000, of which 29% of net revenues was to our private label reseller. Sales to our direct customers (excluding contract manufacturing) comprised 43% of net revenues for the six months ended June 30, 1999, of which 39% of net revenues was to our private label reseller. Sales of our new SiGe and InGaP products were approximately 16% of our total net revenues for the six months ended June 30, 2000 compared to approximately 0% for the six months ended June 30, 1999.

COST OF REVENUES

Cost of revenues increased to $6.3 million for the six months ended June 30, 2000 from $4.2 million for the six months ended June 30, 1999 primarily as a result of increased volume related material, subcontractor and direct labor costs, which added costs of approximately $1.8 million.

GROSS PROFIT

Gross profit increased to $8.9 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999. Gross margin increased to 59% for the six months ended June 30, 2000 from 43% for the six months ended June 30, 1999. This increase is primarily attributable to a decrease in wafer and packaging costs from our subcontractors due to higher volumes, better utilization of our own testing operations and sales of higher margin products.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $3.1 million for the six months ended June 30, 2000 from $889,000 for the six months ended June 30, 1999. This increase is primarily the result of the addition of new personnel, which added costs of approximately $1.2 million, increased expenses for engineering materials, which added costs of approximately $279,000, software and equipment depreciation charges and the opening of additional research and development design centers subsequent to June 30, 1999.

SALES AND MARKETING. Sales and marketing expenses increased to $3.0 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999. This increase is primarily attributable to increased personnel, which added costs of approximately $774,000, commissions to outside sales representatives, which added costs of approximately $434,000, advertising expenses and the opening of additional facilities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.1 million for the six months ended June 30, 2000 from $656,000 for the six months ended June 30, 1999. This increase is primarily attributable to increased personnel, which added costs of approximately $751,000, professional fees, which added costs of approximately $404,000 and the opening of an additional facility.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $5.2 million, representing the difference between the deemed fair value of the common stock for financial statement reporting purposes and the exercise price of these options at the date of grant. We recorded amortization of deferred stock compensation of $627,000 for the six months ended June 30, 2000.


INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities and interest expense from capital lease financing obligations and borrowings under our bank line of credit. We had net interest and other income of $465,000 for the six months ended June 30, 2000 and net interest and other expense of $63,000 for the six months ended June 30, 1999.

PROVISION FOR INCOME TAXES

We elected to be taxed as an S corporation under the Internal Revenue Code through October 4, 1999. Consequently, our stockholders were taxed on their proportionate share of our taxable income and no provision for federal income taxes has been provided in the statement of operations through October 4, 1999.

The provision for income taxes for the first half of fiscal 2000 is based on our estimated tax rate for the year of 30%. The provision for income taxes for the first half of 1999 consists solely of state franchise taxes.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated from operations, equipment lease financing, through the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000. As of June 30, 2000, we had cash and cash equivalents of $36.8 million and working capital of $57.1 million.

Our operating activities used cash of $712,000 in the six months ended June 30, 2000 and provided cash of $660,000 in the six months ended June 30, 1999. In the six months ended June 30, 2000, cash used in operating activities was primarily attributable to increases in inventories of $4.0 million and accounts receivable of $1.8 million. These were partially offset by increases in accrued expenses of $1.2 million and deferred margin on distributor inventory of $2.5 million and depreciation and amortization of $674,000. In the six months ended June 30, 1999, cash provided by operating activities was primarily attributable to net income of $360,000, increases in accounts payable of $813,000, accrued expenses of $556,000 and deferred margin on distributor inventory of $331,000. These were partially offset by increases in accounts receivable of $1.5 million and inventory of $174,000.

Our investing activities used cash of $23.1 million in the six months ended June 30, 2000 and $233,000 in the six months ended June 30, 1999. Our investing activities reflect purchases, sales and maturities of available-for-sale securities and purchases and sales of manufacturing equipment and other fixed assets.

Our financing activities provided cash of $49.7 million in the six months ended June 30, 2000 and used cash of $231,000 in the six months ended June 30, 1999. In the six months ended June 30, 2000, cash provided by financing activities was primarily attributable to net proceeds from the issuance of common stock in our initial public offering of $49.8 million. In the six months ended June 30, 1999 cash used in investing activities consisted of principal payments on capital lease obligations of $243,000 and distributions to stockholders of $188,000. These were partially offset by loan proceeds of $200,000. Our six months ended June 30, 2000 net loss applicable to common stockholders includes $25.9 million of accretion charges to increase the carrying amount of our mandatorily redeemable convertible preferred stock to the amount we would be required to pay if this preferred stock were to be redeemed. As the mandatorily redeemable convertible preferred stock was converted to common stock upon the completion of our initial public offering, we do not expect to incur additional accretion charges in the future.

We maintain an unsecured credit facility with a financial institution that includes a $10.0 million line of credit that expires in June of 2001. Borrowings under the revolving credit line may be made and repaid from time to time and bear interest at the base rate, as announced by the lender, minus 0.5%, or at LIBOR plus 2.25%. At June 30, 2000, there were no outstanding amounts under this credit facility.

EFFECT OF YEAR 2000

        As of June 30, 2000, we had not experienced any disruptions related to year 2000 issues, nor do we expect to experience any year 2000 related disruption in the operation of our systems. To our knowledge, none of our customers have experienced any year 2000 related issues with our products. Additionally, to our knowledge, none of our manufacturing, packaging or other suppliers have experienced any material year 2000 problems. Although most year 2000 problems should have become evident by June 30, 2000, additional year 2000 related problems may become evident only after that date. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the year to ensure that any late year 2000 matters that may arise are promptly addressed.


RISK FACTORS

WE MAY NOT MEET QUARTERLY FINANCIAL EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our quarterly operating results are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. Factors contributing to the volatility of our stock price include:

        - the timing and success of new product and technology introductions by us or our competitors;

        - availability of raw materials, semiconductor wafers and manufacturing capacity or fluctuations in our manufacturing yields;

        - changes in selling prices for our integrated circuits due to competitive or currency exchange rate pressures;

        -    changes in our product mix;

        - changes in the relative percentage of products sold through distributors as compared to direct sales;

        -    market acceptance of our products; and

        -    changes in customer purchasing cycles.

Due to the factors discussed above, investors should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance.

OUR RELIANCE ON THIRD-PARTY WAFER FABS TO MANUFACTURE OUR SEMICONDUCTOR WAFERS MAY CAUSE A SIGNIFICANT DELAY IN OUR ABILITY TO FILL ORDERS AND LIMITS OUR ABILITY TO ASSURE PRODUCT QUALITY AND TO CONTROL COSTS.

We do not own or operate a semiconductor fabrication facility. We currently rely on five third-party wafer fabs to manufacture substantially all of our semiconductor wafers. Three of these third-party wafer fabs are our sole source for wafers manufactured using a particular process technology. A majority of our products sold during the first six months of 2000 were manufactured in gallium arsenide by TRW. The supply agreement with TRW provides us with a guaranteed supply of wafers through December 31, 2000. We are currently in the process of renegotiating the supply agreement with TRW. We may not be able to negotiate an extension to this agreement on favorable terms, if at all. We also may not be successful in forming an alternative supply arrangement that provides us with a sufficient supply of gallium arsenide wafers. In addition, we have only recently begun working with two of our five principal third-party wafer fabs. The loss of one of our third-party wafer fabs, in particular TRW and Temic, or any delay or reduction in wafer supply will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to GCS and Nortel, our two newest third-party wafer fabs which have not yet produced wafers in volume for us. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

In the past, we have experienced delays in product shipments from our third-party wafer fabs, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior wafer quality, reduced manufacturing yields and inadequate wafer supply.

OUR RELIANCE ON SUBCONTRACTORS TO PACKAGE OUR PRODUCTS COULD CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS OR COULD INCREASE OUR COST OF REVENUES.

We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, a significant amount of our net revenues in the first six months of 2000 were attributable to products packaged by one subcontractor, MPI Corporation of Manila, Philippines. However, our reliance on products manufactured by MPI decreased in the second quarter of 2000, as we increased our utilization of our other packagers. A relative of one of our principal stockholders controls MPI. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly MPI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

The fragile nature of the semiconductor wafers that we use in our components requires sophisticated packaging techniques and can result in low packaging yields. If our packaging subcontractors fail to achieve and maintain acceptable production yields in the future, we could experience increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost revenues, any of which would harm our business.

WE DEPEND ON TWO DISTRIBUTORS FOR A SIGNIFICANT PORTION OF OUR SALES, THE LOSS OF ANY ONE OF WHICH WOULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUES.

Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics, have accounted for a significant portion of our sales. In the three months ended June 30, 2000, sales through Richardson Electronics represented 38% of our net revenues and sales through Avnet Electronics Marketing represented 28% of our net revenues. These distributors principally purchase our standard components for resale to their customers. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

WE DEPEND ON MINICIRCUITS LABORATORIES FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF MINICIRCUITS AS A CUSTOMER OR A DECREASE IN PURCHASES BY MINICIRCUITS WOULD ADVERSELY AFFECT OUR REVENUES.

Sales to Minicircuits Laboratories, a private label reseller of our products, account for a significant portion of our revenues. For example, 28% of our net revenues in the three months ended June 30, 2000 and 41% of our net revenues in the three months ended June 30, 1999 were attributable to sales to Minicircuits. We expect that we will continue to rely on sales to Minicircuits for a significant portion of our future revenues. In addition to reselling products of Stanford Microdevices and other RF component suppliers, Minicircuits also designs and supplies their own RF components. Our current contract with Minicircuits does not require Minicircuits to purchase our products in the future. If we were to lose Minicircuits as a customer, or if Minicircuits substantially reduced its purchases, our business and operating results would be adversely affected.

STANFORD UNIVERSITY HAS FILED A LAWSUIT AGAINST US ALLEGING TRADEMARK INFRINGEMENT. IF THIS LAWSUIT IS DECIDED AGAINST US, WE COULD BE FORCED TO CHANGE OUR CORPORATE NAME, LOSE BRAND RECOGNITION, PAY DAMAGES AND INCUR SIGNIFICANT LITIGATION COSTS.

On March 17, 2000, Stanford University filed a complaint against us in the United States District Court for the Northern District of California alleging, among other things, infringement by us of its trademarks by our use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting us from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000 the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28,

2000 the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. Even though we have thus far successfully defeated requests for injunctions, if we ultimately lose the appeal from the denial of the preliminary injunction or the lawsuit, we may be prohibited from using our "S" logo and/or the "Stanford Microdevices" trademark and trade name. If we are prohibited from using our name or logo, our brand recognition that we have built over several years could be significantly impaired, which could severely damage our business and operating results. We would also need to invest significant capital in rebranding our products and, in general, our company. In addition, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in defending the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense. See Part II, item 1 for discussion of this litigation.

INTENSE COMPETITION IN OUR INDUSTRY COULD PREVENT US FROM INCREASING REVENUES AND SUSTAINING PROFITABILITY.

The RF semiconductor industry is intensely competitive and is characterized by the following:

        -    rapid technological change;

        -    rapid product obsolescence;

        -    shortages in wafer fabrication capacity;

        -    price erosion; and

        -    unforeseen manufacturing yield problems.

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Alpha Industries, Anadigics, Conexant, Infineon, M/A-COM, Minicircuits Laboratories, NEC, RF Micro Devices, TriQuint Semiconductor and Watkins-Johnson. We also compete with communications equipment manufacturers who manufacture RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. We expect increased competition both from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. In addition, many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, communications equipment manufacturers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS STRATEGY IS DEPENDENT ON SUCCESSFUL MARKETING AND SALES OF RF COMPONENTS PRODUCED USING THREE PROCESS TECHNOLOGIES WITH WHICH WE HAVE LIMITED EXPERIENCE.

We shipped our first products using silicon germanium and indium gallium phosphide in the fourth quarter of 1999. In addition, although we plan to act as a reseller of products manufactured using the laterally diffused metal oxide semiconductor process, we have not yet generated any revenues from resale of these products. As a result, investors have a very limited basis upon which to evaluate the demand for, and market acceptance of, our products manufactured using these technologies. If our products using these technologies do not meet customer expectations or if the market for these products fails to develop or develops more slowly than we expect, our business would be harmed.

IF WE FAIL TO INTRODUCE NEW PRODUCTS IN A TIMELY AND COST-EFFECTIVE MANNER, OUR ABILITY TO SUSTAIN AND INCREASE OUR REVENUES COULD SUFFER.

The markets for our products are characterized by frequent new product introductions, evolving industry standards and changes in product and process technologies. Because of this, our future success will in large part depend on:

        - our ability to continue to introduce new products in a timely fashion;

        - our ability to improve our products and to adapt to new process technologies in a timely manner;

        - our ability to adapt our products to support emerging and established industry standards; and

        -    market acceptance of our products.

We estimate that the development cycles of our products from concept to production could last up to 12 months. We have in the past experienced delays in the release of new products. We may not be able to introduce new products in a timely and cost-effective manner which would impair our ability to sustain and increase our revenues.

PRODUCT QUALITY, PERFORMANCE AND RELIABILITY PROBLEMS COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

        Our customers demand that our products meet stringent quality, performance and reliability standards. RF components such as those we produce may contain undetected defects or flaws when first introduced or after commencement of commercial shipments. We have from time to time experienced product quality, performance or reliability problems. In addition, some of our products are manufactured using process technologies that are relatively new and for which long-term field performance data are not available. As a result, defects or failures may occur in the future relating to our product quality, performance and reliability. If these failures or defects occur, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our business.

SOURCES FOR CERTAIN COMPONENTS AND MATERIALS ARE LIMITED, WHICH COULD RESULT IN DELAYS OR REDUCTIONS IN PRODUCT SHIPMENTS.

The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. For example, we rely on limited sources for certain packaging materials. If we, or our packaging subcontractors, are unable to obtain these or other materials in the required quantity and quality, we could experience delays or reductions in product shipments, which would materially and adversely affect our profitability. Although we have not experienced any significant difficulty to date in obtaining these materials, these shortages may arise in the future. We cannot guarantee that we would not lose potential sales if key components or materials are unavailable, and as a result, we are unable to maintain or increase our production levels.

IF COMMUNICATIONS EQUIPMENT MANUFACTURERS INCREASE THEIR INTERNAL PRODUCTION OF RF COMPONENTS, OUR REVENUES WOULD DECREASE AND OUR BUSINESS WOULD BE HARMED.

Currently, communications equipment manufacturers obtain their RF components by either developing them internally or by buying widely available standard RF components from third-party distributors. We have historically generated substantially all of our revenues through sales of standard components to these manufacturers through our distributors. If communications equipment manufacturers increase their internal production of RF components and reduce purchases of RF components from third parties, our revenues would decrease and our business would be harmed.

WE HAVE RECENTLY ESTABLISHED A BUSINESS UNIT FOCUSED ON DESIGNING RF COMPONENTS FOR SPECIFIC EQUIPMENT MANUFACTURERS. OUR FAILURE TO GROW THIS BUSINESS UNIT WOULD IMPAIR OUR ABILITY TO SUSTAIN AND INCREASE OUR REVENUES.

Communications equipment manufacturers have begun to work directly with component suppliers such as us to design and build customized products for specific needs. We have recently established a business unit focused on designing RF components to meet these needs. Our business strategy is dependent in part on this business unit to sustain and increase our revenues. This business unit has not yet completed development of or shipped any products and we cannot guarantee that we will be successful in developing this business unit. Development of this business unit will require us to expand our internal sales force and successfully install logistic and supply chain software and processes to manage this business unit. Each of these tasks will require significant management attention and expenditure of resources. Even with this attention and these expenditures, we may be unsuccessful in operating this business unit and this business unit may not generate any revenues.

We may spend considerable sums developing components for a particular application or a potential customer. We do not expect that these customers will have any contractual obligation to purchase these products and we many never realize any revenues from sales of these products. In addition, if the recent trend of outsourcing the design and manufacture of customized components to third parties is reversed, we would not be able to execute this element of our business strategy.

THIRD-PARTY WAFER FABS WHO MANUFACTURE THE SEMICONDUCTOR WAFERS FOR OUR PRODUCTS MAY COMPETE WITH US IN THE FUTURE.

Several third-party wafer fabs independently produce and sell RF components directly to communications equipment manufacturers. We currently rely on certain of these third-party wafer fabs to produce the semiconductor wafers for our products and, in the case of UltraRF, for the production of the RF components which we plan to resell to communications equipment manufacturers. These third-party wafer fabs possess confidential information concerning our products and product release schedules. We cannot guarantee that they would not use our confidential information to compete with us. Competition from these third-party wafer fabs may result in reduced demand for our products and could damage our relationships with these third-party wafer fabs, thereby harming our business.

PERCEIVED RISKS RELATING TO PROCESS TECHNOLOGIES WE MAY ADOPT IN THE FUTURE TO MANUFACTURE OUR PRODUCTS COULD CAUSE RELUCTANCE AMONG POTENTIAL CUSTOMERS TO PURCHASE OUR PRODUCTS.

We may adopt new process technologies in the future to manufacture our products. Prospective customers of these products may be reluctant to purchase these products based on perceived risks of these new technologies. These risks could include concerns related to manufacturing costs and yields and uncertainties about the relative cost-effectiveness of products produced using these new technologies. If our products fail to achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

WE MAY ENCOUNTER DIFFICULTIES IN MANAGING OUR GROWTH.

We are experiencing a period of rapid growth and expansion that will continue to place a significant strain on our management and other resources. The number of our employees has increased from 36 at June 30, 1999 to 107 at June 30, 2000. To accommodate this growth, we must implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of the accounting and other internal management systems. This may require substantial managerial and financial effort, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, our business could be harmed.

Several members of our senior management joined us in 1999, including Robert Van Buskirk, our President and Chief Executive Officer, and Thomas Scannell, our Vice President, Finance and Administration and Chief Financial Officer. We cannot guarantee that our management team will be able to continue to work together effectively or manage our growth successfully.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, WE MAY BE UNABLE TO PURSUE BUSINESS OPPORTUNITIES OR DEVELOP OUR PRODUCTS.

We believe that our future success will depend in large part upon our continued ability to recruit, hire, retain and motivate highly skilled technical, marketing and managerial personnel, who are in great demand. Competition for these employees, particularly RF integrated circuit design engineers, is intense. Our failure to hire additional qualified personnel in a timely manner and on reasonable terms could adversely affect our business and profitability. In addition, from time to time we may recruit and hire employees from our customers, suppliers and distributors, which could damage our business relationship with these parties. Our success also depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of key personnel could adversely affect our ability to execute our business strategy, which could cause our results of operations and financial condition to suffer. We may not be successful in retaining these key personnel.

OUR LIMITED ABILITY TO PROTECT OUR PROPRIETARY INFORMATION AND TECHNOLOGY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

Our future success and ability to compete is dependent in part upon our proprietary information and technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws and practices to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, wafer suppliers, customers and potential customers, and strictly limit the disclosure and use of other proprietary information. The steps taken by us in this regard may not be adequate to prevent misappropriation of our technology. Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

OUR PRODUCTS COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, AND RESULTING CLAIMS AGAINST US COULD BE COSTLY AND REQUIRE US TO ENTER INTO DISADVANTAGEOUS LICENSE OR ROYALTY ARRANGEMENTS.

The semiconductor industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. We may increasingly be subject to infringement claims as the number of our products grows.

OUR RELIANCE ON FOREIGN SUPPLIERS AND MANUFACTURERS EXPOSES US TO THE ECONOMIC AND POLITICAL RISKS OF THE COUNTRIES IN WHICH THEY ARE LOCATED.

Independent third parties in other countries package all of our products and supply some of our wafers and substantially all of the packaging materials used in the production of our components. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. These risks include:

        - unexpected changes in, or impositions of, legislative or regulatory requirements;

        - shipment delays, including delays resulting from difficulty in obtaining export licenses;

        -    tariffs and other trade barriers and restrictions;

        -    political, social and economic instability; and

        - potential hostilities and changes in diplomatic and trade relationships.

In addition, we currently transact business with our foreign suppliers and packagers in U.S. dollars. Consequently, if the currencies of our suppliers' countries were to increase in value against the U.S. dollar, our suppliers may attempt to raise the cost of our wafers, packaging materials, and packaging services, which could have an adverse effect on our profitability.

A SIGNIFICANT PORTION OF OUR PRODUCTS ARE SOLD TO INTERNATIONAL CUSTOMERS EITHER THROUGH OUR DISTRIBUTORS OR DIRECTLY BY US, WHICH EXPOSES US TO RISKS THAT MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia. International direct sales approximated 10% of our total direct sales for the three months ended June 30, 2000. Based on information available from our distributors, products representing approximately 31% of our total distribution revenues, representing approximately 21% of our net revenues, were sold by our distributors to international customers in the three months ended June 30, 2000. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

        -    changes in trade policy and regulatory requirements;

        -    fluctuations in currency;

        -    duties, tariffs and other trade barriers and restrictions;

        -    trade disputes; and

        -    political instability.

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISTRACTION OF OUR MANAGEMENT AND DISRUPTIONS TO OUR BUSINESS.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, we may engage in discussions and negotiations with companies regarding our acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, when amortized, will negatively affect our net income.

OUR GROWTH DEPENDS ON THE GROWTH OF THE INFRASTRUCTURE FOR WIRELESS AND WIRELINE COMMUNICATIONS. IF THIS MARKET DOES NOT CONTINUE TO GROW, OR IF IT GROWS AT A SLOW RATE, DEMAND FOR OUR PRODUCTS WILL DIMINISH.

Our success will depend in large part on the continued growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these infrastructure products will continue to grow at historical rates or at all. Even if the demand for infrastructure grows, we will need to complete new product designs that meet the needs of our customers at a rate consistent with the growth of the market. Our product and process development efforts may not be successful in this regard.

THE TIMING OF THE ADOPTION OF INDUSTRY STANDARDS MAY NEGATIVELY IMPACT WIDESPREAD MARKET ACCEPTANCE OF OUR PRODUCTS.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our business will be significantly damaged. In addition, the increasing demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, generally following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays may in the future have a material adverse effect on the sale of products by us and on our business, financial condition and results of operations.

INDUSTRY-WIDE FLUCTUATIONS IN SUPPLY AND DEMAND FOR SEMICONDUCTOR PRODUCTS COULD ADVERSELY IMPACT OUR BUSINESS.

The semiconductor industry has historically been characterized by wide fluctuations in supply and demand for semiconductor products. From time to time, demand for semiconductor products has decreased, often in connection with, or in anticipation of, major additions of wafer fabrication capacity or maturing product cycles or due to general economic conditions. In the past, diminished product demand, production overcapacity and subsequent accelerated price erosion have lasted for extended periods of time. These fluctuations may occur in the future and could materially and adversely impact our business.

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

Our stock price has been highly volatile since our initial public offering. We expect that this volatility will continue in the future due to factors such as:

        -    actual or anticipated variations in operating results;

        - announcements of technological innovations, new products or new services by us or by our competitors or customers;

        - changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

        - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        -    additions or departures of key personnel;

        - future equity or debt offerings or our announcements of these offerings; and

        -    general market and economic conditions.

In addition, in recent years, the stock market in general, and the Nasdaq National Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND THEY MAY NOT MAKE DECISIONS THAT REFLECT THE INTERESTS OF STANFORD MICRODEVICES OR OTHER STOCKHOLDERS.

Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 77.3% of our outstanding common stock and our two founding stockholders control 54.7% of our outstanding common stock. As a result, these stockholders, if they act together, and our founding stockholders acting alone, will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of all of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Stanford Microdevices and might affect the market price of our common stock. In addition, the interests of these stockholders may not always coincide with the interests of Stanford Microdevices or the interests of other stockholders.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales have been made to predominantly U.S.-based customers and distributors in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. However, in future periods, we expect to expand selling into foreign markets, including Europe and Asia. Because our sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

At June 30, 2000, our cash and cash equivalents consisted primarily of money market funds and commercial paper and our short term investments consisted of commercial paper and Federal Agency debt securities. We did not hold any derivative financial instruments or long-term investments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2000, Stanford University filed a complaint against us in the United States District Court for the Northern District of California alleging, among other things, infringement by us of its trademarks by our use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting us from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000 the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000 the Unites States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. Although the Company is unable to predict the outcome of the litigation at this time, management believes the Company has meritorious defenses and intends to defend the litigation vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of our Registration Statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-31382), relating to the Company's initial public offering of its Common Stock was May 24, 2000. Public trading commenced on May 25, 2000. The offering closed on May 31, 2000. The managing underwriters of the public offering were Deutsche Banc Alex. Brown, Banc of America Securities LLC, CIBC World Markets and Robertson Stephens. In the offering (including the exercise of the underwriters' overallotment option on June 16, 2000), we sold an aggregate of 4,600,000 shares of our common stock for an initial price of $12.00 per share.

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of June 30, 2000, approximately all of the net proceeds have been invested in interest bearing cash equivalents and short-term investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            10.1 Foundry Agreement between Registrant and Global Communication
                 Semiconductor, Inc. dated June 22, 2000

            10.2 Loan Agreement between Registrant and Comerica Bank --
                 California dated June 27, 2000

            27.1 Financial Data Schedule

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended June 30, 2000.

                           STANFORD MICRODEVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 15, 2000                  STANFORD MICRODEVICES, INC.



                                       /s/  Robert Van Buskirk
                                      -----------------------------------------
                                       ROBERT VAN BUSKIRK
                                       President, Chief Executive Officer and
                                       Director

                                       /s/   Thomas Scannell
                                      -----------------------------------------
                                       THOMAS SCANNELL
                                       Vice President, Finance and
                                       Administration  and Chief Financial
                                       Officer

                           STANFORD MICRODEVICES, INC.

                         INDEX TO EXHIBITS FOR FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2000


EXHIBIT NO.    EXHIBIT DESCRIPTION

   10.1 Foundry Agreement between the Company and Global Communication Semiconductor, Inc. dated June 22, 2000

   10.2 Loan Agreement between the Company and Comerica Bank -- California dated June 27, 2000

   27.1        Financial Data Schedule