Form 10-Q
period 2000-10-01
STANFORD MICRODEVICES INC
filed 2000-11-15
CIK 1103777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 29, 2000, there were 26,348,928 shares of registrant's Common Stock outstanding.

                           STANFORD MICRODEVICES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION.......................................................................

     ITEM 1. FINANCIAL STATEMENTS ..................................................................

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .............................................................

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

PART II. OTHER INFORMATION .........................................................................



     ITEM 1. LEGAL PROCEEDINGS .....................................................................

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .............................................

     ITEM 3: DEFAULTS UPON SENIOR SECURITIES .......................................................

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................

     ITEM 5: OTHER INFORMATION .....................................................................

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K ......................................................

SIGNATURES .........................................................................................

INDEX TO EXHIBITS FOR FORM 10-Q ....................................................................

EXHIBIT 21.1 .......................................................................................

EXHIBIT 27.1 .......................................................................................

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           Stanford Microdevices, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                 September 30,   December 31,
                                                                     2000           1999
                                                                 -------------   ------------
                                                                 (unaudited)
Assets
Current assets:
       Cash and cash equivalents                                  $  12,784       $  10,965
       Short-term investments                                        44,341              --
       Accounts receivable, net                                       4,228           1,681
       Inventories                                                    6,941           2,227
       Other current assets                                             527             348
                                                                  ---------       ---------
Total current assets                                                 68,821          15,221

       Property and equipment, net                                    7,451           4,271
       Deposits and other assets                                        360             227
                                                                  ---------       ---------
Total assets                                                      $  76,632       $  19,719
                                                                  =========       =========

Liabilities, mandatorily redeemable convertible preferred
  stock and stockholders' equity (Net Capital Deficiency)
Current liabilities:
       Accounts payable                                           $   3,162       $   2,493
       Accrued expenses                                               2,069             972
       Deferred margin on distributor inventory                       6,689           3,287
       Capital lease obligations, current portion                       754             723
                                                                  ---------       ---------
Total current liabilities                                            12,674           7,475

       Capital lease obligations                                      1,228           1,299

       Mandatorily redeemable convertible preferred
         stock                                                           --          38,857

Stockholders' equity (Net Capital Deficiency)
       Common Stock                                                      26              15
       Additional paid-in capital                                   121,031           5,342
       Deferred stock compensation                                   (3,963)         (4,255)
       Accumulated deficit                                          (54,364)        (29,014)
                                                                  ---------       ---------
Total stockholders' equity (Net Capital Deficiency)                  62,730         (27,912)
                                                                  ---------       ---------

       Total liabilities, mandatorily redeemable convertible
         preferred stock and stockholders' equity (Net
         Capital Deficiency)                                      $  76,632       $  19,719
                                                                  =========       =========


                            See accompanying notes.

                           Stanford Microdevices, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                                            Three Months Ended          Nine Months Ended
                                                                       ---------------------------- ---------------------------
                                                                       September 30,  September 30, September 30,  September 30,
                                                                           2000           1999          2000           1999
                                                                       -------------  ------------- -------------  -------------
Net revenues                                                             $  8,857       $  4,973      $ 23,993       $ 12,358
Cost of revenues (exclusive of amortization of
  deferred stock compensation of $39, $115, $88 and $88
  for the three and nine months ended September 30, 2000 and
  three and nine months ended September 30, 1999, respectively)             3,982          2,463        10,252          6,662
                                                                         --------       --------      --------       --------
Gross profit                                                                4,875          2,510        13,741          5,696

Operating expenses:
    Research and development (exclusive of amortization of
      deferred stock compensation of $75, $214, $1 and $1
      for the three and nine months ended September 30, 2000 and
      three and nine months ended September 30, 1999, respectively)         2,458            493         5,584          1,382
    Sales and marketing (exclusive of amortization of
      deferred stock compensation of $76, $224, $15 and $15 for
      the three and nine months ended September 30, 2000 and
      three and nine months ended September 30, 1999, respectively)         1,381            710         4,385          1,896
    General and administrative (exclusive of amortization of
      deferred stock compensation of $155, $419, $7 and $7 for
      the three and nine months ended September 30, 2000 and
      three and nine months ended September 30, 1999, respectively)         1,286            514         3,398          1,170
    Amortization of deferred stock compensation                               345            111           972            111
                                                                         --------       --------      --------       --------
Total operating expenses                                                    5,470          1,828        14,339          4,559
                                                                         --------       --------      --------       --------

Income (loss) from operations                                                (595)           682          (598)         1,137

Interest expense                                                               39             44           152            115
Interest and other income, net                                                989              4         1,567             12
                                                                         --------       --------      --------       --------

Income before taxes                                                           355            642           817          1,034

Provision for income taxes                                                    105             16           243             48
                                                                         --------       --------      --------       --------

Net income                                                                    250            626           574            986

Accretion of mandatorily redeemable
convertible preferred stock                                                    --             --       (25,924)            --
                                                                         --------       --------      --------       --------

Net income (loss) applicable to common
 stockholders                                                            $    250       $    626      $(25,350)      $    986
                                                                         ========       ========      ========       ========

Net income (loss) per share applicable to common stockholders:
     Basic                                                               $   0.01       $   0.04      $  (1.24)      $   0.07
                                                                         ========       ========      ========       ========
     Diluted                                                             $   0.01       $   0.04      $  (1.24)      $   0.06
                                                                         ========       ========      ========       ========

Shares used to compute net income (loss)
 applicable to common stockholders
     Basic                                                                 26,342         15,000        20,450         15,000
                                                                         ========       ========      ========       ========
     Diluted                                                               31,323         16,543        20,450         15,920
                                                                         ========       ========      ========       ========

                            See accompanying notes.

                           Stanford Microdevices, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                Nine Months Ended
                                                                     --------------------------------------
                                                                     September 30, 2000     September 30, 1999
                                                                     ------------------     ------------------
                                                                                   (unaudited)
OPERATING ACTIVITIES
Net  income                                                                $    574             $    986
Adjustments to reconcile net income to net
      cash provided by operating activities:
            Compensation expense related to stock options                        63                  244
            Amortization of deferred stock  compensation                        972                  111
            Depreciation and amortization                                     1,136                  389
            Changes in operating assets and liabilities:
              Accounts receivable                                            (2,547)                (657)
              Inventory                                                      (4,714)              (1,176)
              Other assets                                                     (312)                 (95)
              Accounts payable                                                  669                  857
              Accrued expenses                                                1,097                  695
              Deferred margin on distributor inventory                        3,402                  546
                                                                           --------             --------
Net cash provided by operating activities                                       340                1,900

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                  (47,641)                  --
Proceeds from sales/maturities of available-for-sale securities               3,300                   --
Purchases of property and equipment                                          (4,456)                (446)
Proceeds from the sale of property and equipment                                753                   --
                                                                           --------             --------
Net cash used in investing activities                                       (48,044)                (446)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock, net                                  49,794                   --
Principal payments on capital lease obligations                                (652)                (384)
Proceeds from  loan payable                                                      --                   --
Repayment of loan payable                                                        --                   --
Distribution to stockholders                                                     --                 (389)
Proceeds from exercise of stock options                                         381                   --
                                                                           --------             --------
Net cash provided by (used in) financing activities                          49,523                 (773)

Net increase in cash                                                          1,819                  681
Cash at beginning of period                                                  10,965                  217
                                                                           --------             --------
Cash at end of period                                                      $ 12,784             $    898
                                                                           ========             ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Equipment acquired under capital Lease                                     $    612             $    799
Accretion of mandatorily redeemable preference shares                      $ 25,924             $     --
Deferred stock compensation                                                $    681             $    200
Net exercise of warrants                                                   $    688             $     --
Conversion of mandatorily redeemable convertible
  preferred stock into common stock                                        $ 64,781             $     --

                            See accompanying notes.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Through December 31, 1999, the Company operated on calendar fiscal quarters and a fiscal year ending December 31. Beginning in 2000, the Company now operates on thirteen week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which will end on December 31. The Company's third quarter of fiscal year 2000 ended on October 1, 2000. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter's calendar month end for convenience.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):


                                  September 30,      December 31,
                                       2000              1999
                                  -------------      -----------
                                   (unaudited)
Raw materials                        $2,059           $   914
Work-in-process                       3,648               659
Finished goods                        1,234               654
                                     ------            ------
                                     $6,941            $2,227
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

The following table sets forth the computation of basic and diluted net income
(loss) per share for the periods indicated (in thousands, except per share data):


                                                                 Three Months Ended              Nine Months Ended
                                                            September 30,   September 30,   September 30,   September 30,
                                                                2000            1999            2000             1999
                                                            -------------   -------------   -------------   -------------
Numerator for basic and diluted earnings per share
   Net income (loss) applicable to common stockholders        $    250        $    626        $(25,350)        $    986
                                                              =========================================================
Denominator for basic earnings per share
   Weighted average shares outstanding                          26,342          15,000          20,450           15,000
   Effect of dilutive stock options                              4,981           1,543                              920
Denominator for diluted earnings per share                      31,323          16,543          20,450           15,920
                                                              =========================================================
Net income (loss) per share applicable to common
   stockholders
   Basic                                                      $   0.01        $   0.04        $  (1.24)        $   0.07
                                                              =========================================================
   Diluted                                                    $   0.01        $   0.04        $  (1.24)        $   0.06
                                                              =========================================================


The effects of options to purchase 5,318,467 shares of Common Stock at an average exercise price of $2.87 for the nine months ended September 30, 2000 have not been included in the computation of diluted net loss per share applicable to common stockholders as their effect would have been antidilutive.

NOTE 4: COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income was the same as its net income for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999.


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

In fiscal 2000, the Company added a Mobile Wireless Products business unit that increased the number of operating segments from one to two. The Company previously operated under one business segment, the sale of radio frequency (RF) semiconductor components for communications network infrastructures. The Company currently operates in two segments: (1) the Standard Products segment and (2) the Mobile Wireless Products segment. The Company's reportable segments are organized as separate functional units with separate management teams and separate performance assessment and resource allocation processes. The Standard Products segment produces standard application RF components that consist of primarily integrated circuits and discrete devices for communications network infrastructures. RF components produced by the Standard Products segment are typically sold through distribution. The Mobile Wireless Products segment is focused on producing custom and semi-custom RF components that will consist primarily of integrated circuits and multi-component modules for mobile wireless infrastructure equipment manufacturers. Custom and semi-custom RF components produced by the Mobile Wireless Products segment will be sold primarily though our direct sales channels.

The accounting policies of the segments are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission (SEC) on May 24, 2000. The Company's chief operating decision maker
(CODM) evaluates performance and allocates resources based on segment reporting operating income (loss). There are no intersegment sales. Non-segment items include various corporate research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of deferred stock compensation, depreciation and amortization expense, interest income and other, net, interest expense, and the provision for income taxes, as the aforementioned items are not allocated for purposes of the CODM's review. With the exception of expenditures for long-lived assets, assets and liabilities are not discretely reviewed by the CODM.


                                                   Mobile                            Non-
(In Thousands)                     Standard        Wireless          Total          Segment           Total
                                   Products        Products         Segments         Items           Company
                                   --------        --------         --------        --------         --------
FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 2000

Net revenues from external
  customers                        $  8,857        $     --         $  8,857        $     --         $  8,857
Operating income (loss)               3,749          (1,127)           2,622          (3,217)            (595)
Expenditures for long-lived
  assets                                763             372            1,135             686            1,821

FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2000

Net revenues from external
  customers                        $ 23,993        $     --         $ 23,993        $     --         $ 23,993

Operating income (loss)              10,656          (2,361)           8,295          (8,893)            (598)
Expenditures for long-lived
  assets                              1,327           1,156            2,483           2,586            5,069

FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 1999

Net revenues from external
  customers                        $  4,973        $     --         $  4,973        $     --         $  4,973

Operating income                        682              --              682              --              682
Expenditures for long-lived
  assets                                842              --              842              --              842

FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 1999

Net revenues from external
  customers                        $ 12,358        $     --         $ 12,358        $     --         $ 12,358

Operating income                      1,137              --            1,137              --            1,137
Expenditures for long-lived
  assets                              1,245              --            1,245              --            1,245


Standard Products net revenues from external customers, operating income and capital expenditures for long-lived assets for the three and nine months ended September 30, 1999 include all non-segment items. The Company operated in one segment during those periods and has not specifically allocated non-segment items for 1999 interim periods because it is impracticable to do so for those periods.


NOTE 6: LITIGATION

On March 17, 2000, Stanford University filed a complaint against the Company in the United States District Court for the Northern District of California alleging, among other things, infringement by the Company of its trademarks by the Company's use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting the Company from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000, the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000, the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of November 2, 2000, Stanford University had not renewed its motion. The parties are proceeding with discovery. No trial date has been set. Although the Company is unable to predict the outcome of the litigation at this time, management believes the Company has meritorious defenses and intends to defend the litigation vigorously.

NOTE 7: STOCKHOLDERS EQUITY (NET CAPITAL DEFICIENCY)

On May 31, 2000, the Company completed an initial public offering of 4,600,000 shares of common stock (including 600,000 shares pursuant to the exercise of the underwriters' overallotment option on June 16, 2000), at a price of $12.00 per share. Upon the completion of the initial public offering, the Company's Certificate of Incorporation was amended to authorize 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

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

NOTE 10: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was to be effective for fiscal years beginning after June 15, 1999. However, in July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (FAS 137). FAS 137 defers for one year the effective date of FAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not currently utilize derivative financial instruments and as a result, the adoption of FAS 133 will not have an impact on its consolidated financial position, results of operations or cash flows.

In December of 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In March of 2000, the SEC Staff amended SAB 101 and issued SAB 101A that delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. In June of 2000 the SEC Staff issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes that its revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

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

We derive a majority of our revenues from the sale of standard RF components, which we develop from our own specifications and sell primarily through distributors. In early 2000, we launched a separate business unit focused on designing customized products for specific RF applications for communications equipment manufacturers. These products are still in development and we do not expect to generate material revenues from this business unit until the second half of 2001.

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

From 1986 to 1995, we generated revenues primarily from design services and contract manufacturing services for RF components. Net revenues from contract manufacturing services as a percentage of our total net revenues declined significantly from 1996 to 1999. Net revenues from contract manufacturing services accounted for 3% of our total net revenues for the three months ended September 30, 1999. In 1999, we made the strategic decision to discontinue our contract manufacturing services although we continued to fulfill our contractual obligations through March 31, 2000. There were no employee terminations, facilities charges, disposals of assets or other costs associated with our decision to discontinue our contract manufacturing services. We do not expect this decision to have a material impact on our ongoing results of operations, liquidity or capital resources.

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

Two distributors, Avnet Electronics Marketing and Richardson Electronics, and a private label reseller of our products, Minicircuits Laboratories, accounted for a significant portion of our net revenues in the three months ended September 30, 1999 and 2000. Sales to Minicircuits Laboratories represented 21% of net revenues in the three months ended September 30, 2000 and 44% in the three months ended September 30, 1999. Richardson Electronics represented 46% of net revenues in the three months ended September 30, 2000 and 35% in the three months ended September 30, 1999. Avnet Electronics Marketing represented 19% of net revenues in the three months ended September 30, 2000 and 12% in the three months ended September 30, 1999. Richardson Electronics and Avnet Electronics Marketing distribute our products to a large number of end customers. We anticipate that sales through distributors and to one or more private label resellers will continue to account for a substantial portion of our net revenues.

Cost of revenues consists primarily of the costs of wafers from our third-party wafer fabs, costs of packaging performed by third-party vendors, costs of testing, and costs associated with procurement, production control, quality assurance and manufacturing engineering. We subcontract our wafer manufacturing and packaging and do only final testing and tape and reel assembly at our facilities.

Historically, gross margins on our sales through our distributors, to private label resellers and direct customers have differed materially from each other. As a result, the relative mix of these sales affects our gross margin. For example, for the three months ended September 30, 2000 gross margin for these three channels ranged from as low as 51% for our private label reseller to 78% for direct sales depending on the mix of products sold. The gross margin on sales to our private label reseller is traditionally lower than that on our distributor sales. We generally charge lower prices to our private label reseller due to its commitment to higher volumes on particular parts, its absorption of the risk of inventory obsolescence and its agreement to incur the sales and marketing costs for the parts.

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

In recent years we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Our full-time employees increased from 46 at September 30, 1999 to 116 at September 30, 2000. We expect to continue to spend significantly in these areas as we continue to grow.

In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $5.2 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended September 30, 2000, we amortized $345,000 of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

In October 1999, we issued 5,647,839 shares of mandatorily redeemable convertible preferred stock at $3.01 per share for net proceeds of approximately $17.0 million. The holders of the mandatorily redeemable convertible preferred stock had various rights and preferences, including, but not limited to, redemption rights. In the fourth quarter of 1999 and the first quarter of 2000, we recorded an increase to our accumulated deficit of $21.9 million and $25.9 million, respectively, related to the accretion of the mandatorily redeemable convertible preferred stock to our estimate of its fair value to reflect its redemption value. As a result, net income available to common stockholders was reduced. Upon the completion of our initial public offering, the mandatorily redeemable convertible preferred stock was converted into shares of common stock and, accordingly, we do not expect to incur any accretion charges in the future.

We began operations in 1985 and began to generate revenues in 1987. Until October 1999, we were organized as an S corporation for federal tax reporting purposes and were wholly owned by our founders. In October 1999, we revoked our election to be treated as an S corporation under the Internal Revenue Code.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET REVENUES

Net revenues increased to $8.9 million for the three months ended September 30, 2000 from $5.0 million for the three months ended September 30, 1999. This increase was the result of more effective promotion of our products by us and our distributors, increased sales of new products, increased availability of our products due to higher inventory levels at our distributors and at our facility and a favorable mix of products sold through both our direct and distribution channels. Sales through our distributors were 65% of net revenues for the three months ended September 30, 2000 and 47% of net revenues for the three months ended September 30, 1999. Sales to our direct customers comprised 35% of net revenues for the three months ended September 30, 2000, of which 21% of net revenues was to our private label reseller and 14% of net revenues was to our factory direct customers. Sales to our direct customers comprised 53% of net revenues for the three months ended September 30, 1999, of which 44% of net revenues was to our private label reseller, 6% of net revenues was to our factory direct customers and 3% of net revenues was from contract manufacturing services. Sales to our major infrastructure original equipment manufacturers
(OEM) was approximately 7% of net revenues for the three months ended September 30, 2000 compared to approximately 6% of net revenues for the three months ended September 30, 1999. Sales of our new Silicon germanium (SiGe) and Indium gallium phosphide (InGaP) products were approximately 30% of our total net revenues for the three months ended September 30, 2000 compared to 0% for the three months ended September 30, 1999.

COST OF REVENUES

Cost of revenues increased to $4.0 million for the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999 primarily as a result of increased volume related material, subcontractor and direct labor costs, which added costs of approximately $740,000. In addition, we made the decision to withdraw from the high power laterally diffused metal oxide semiconductor (LDMOS) market in the third quarter of 2000 and incurred charges of approximately $300,000 associated with this decision. We also withdrew the launch of several new standard products whose yield and performance did not meet our standards and incurred charges in the third quarter of 2000 of approximately $240,000 related to this decision. Operations personnel increased to 37 at September 30, 2000 from 22 at September 30, 1999.

GROSS PROFIT

Gross profit increased to $4.9 million for the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999. Gross margin increased to 55% for the three months ended September 30, 2000 from 50% for the three months ended September 30, 1999. This increase is primarily attributable to a decrease in wafer and packaging costs from our subcontractors due to higher volumes, better utilization of our own testing operations and sales of higher margin products.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.5 million for the three months ended September 30, 2000 from $493,000 for the three months ended September 30, 1999. This increase is primarily the result of the addition of new personnel, which added costs of approximately $690,000, increased expenses for engineering materials, which added costs of approximately $830,000, software and equipment depreciation charges and the opening of additional research and development design centers. Included in research and development expenses for the three months ended September 30, 2000 was approximately $420,000 of charges associated with the discontinuance of the development of some of our standard products for marketing reasons. We opened a design center in Long Beach, California in August of 1999 and in Ottawa, Canada in December of 1999. In addition, we recently opened a design center in Boston, Massachusetts in September of 2000, but have yet to incur significant expenses at that facility. We anticipate that we will open additional design centers in other locations in future periods. Research and development personnel increased to 35 at September 30, 2000 from nine at September 30, 1999. We expect that the absolute dollar amount of research and development expenses will continue to increase as we make additional investments in our technology and products.

SALES AND MARKETING. Sales and marketing expenses increased to $1.4 million for the three months ended September 30, 2000 from $710,000 for the three months ended September 30, 1999. This increase is primarily attributable to increased personnel, which added costs of approximately $400,000, commissions to outside sales representatives, which added costs of approximately $150,000, and the opening of additional facilities. We opened our Long Beach facility in August of 1999 and a second Sunnyvale, California facility in March of 2000. Sales and marketing personnel increased to 25 at September 30, 2000 from seven at September 30, 1999. We expect increases in sales and marketing expenses to continue in future periods as we continue to hire additional marketing and sales employees.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.3 million for the three months ended September 30, 2000 from $514,000 for the three months ended September 30, 1999. This increase is primarily attributable to increased personnel, which added costs of approximately $280,000, professional fees, which added costs of approximately $130,000 and the opening of our second Sunnyvale facility. Included in general and administrative expenses for the three months ended September 30, 2000 was approximately $130,000 of charges associated with Stanford University lawsuit. General and administrative personnel increased to 19 at September 30, 2000 from eight at September 30, 1999. We expect general and administrative expenses to increase in absolute dollars in future periods as we expand our administrative staff to support the growth of our operations.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $5.2 million, representing the difference between the deemed fair value of the common stock for financial statement reporting purposes and the exercise price of these options at the date of grant. We recorded amortization of deferred stock compensation of $345,000 for the three months ended September 30, 2000.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities and interest expense from capital lease financing obligations and borrowings under our bank line of credit. We had net interest and other income of $950,000 for the three months ended September 30, 2000 and net interest and other expense of $40,000 for the three months ended September 30, 1999.

PROVISION FOR INCOME TAXES

We elected to be taxed as an S corporation under the Internal Revenue Code through October 4, 1999. Consequently, our stockholders were taxed on their proportionate share of our taxable income and no provision for federal income taxes has been provided in the statement of operations through October 4, 1999.

The provision for income taxes for the third quarter of fiscal 2000 is based on our estimated tax rate for the year of 30%. The provision for income taxes for the third quarter of 1999 consists solely of state franchise taxes.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET REVENUES

Net revenues increased to $24.0 million for the nine months ended September 30, 2000 from $12.4 million for the nine months ended September 30, 1999. This increase was primarily the result of more effective promotion of our products by us and our distributors, increased sales of new products, increased availability of our products due to higher inventory levels at our distributors and at our facility and a favorable mix of products sold through both our direct and distribution channels. Sales through our distributors were 65% of net revenues for the nine months ended September 30, 2000 and 49% of net revenues for the nine months ended September 30, 1999. Sales to our direct customers comprised 35% of net revenues for the nine months ended September 30, 2000, of which 26% of net revenues was to our private label reseller, 8% of net revenues was to our factory direct customers and 1% of net revenues was from contract manufacturing services. Sales to our direct customers comprised 51% of net revenues for the nine months ended September 30, 1999, of which 41% of net revenues was to our private label reseller, 5% of net revenues was to our factory direct customers and 5% of net revenues was from contract manufacturing services. Sales to our major infrastructure OEMs were approximately 6% of net revenues for the three months ended September 30, 2000 and for the three months ended September 30, 1999. Sales of our new SiGe and InGaP products were approximately 21% of our total net revenues for the nine months ended September 30, 2000 compared to approximately 0% for the nine months ended September 30, 1999.

COST OF REVENUES

Cost of revenues increased to $10.3 million for the nine months ended September 30, 2000 from $6.7 million for the nine months ended September 30, 1999 primarily as a result of increased volume related material, subcontractor and direct labor costs, which added costs of approximately $2.5 million and charges of approximately $300,000 associated with our decision to withdraw from the high power LDMOS market. We also canceled the launch of several new standard products whose yield and performance did not meet our standards and incurred charges of approximately $240,000 related to this decision for the nine months ended September 30, 2000.

GROSS PROFIT

Gross profit increased to $13.7 million for the nine months ended September 30, 2000 from $5.7 million for the nine months ended September 30, 1999. Gross margin increased to 57% for the nine months ended September 30, 2000 from 46% for the nine months ended September 30, 1999. This increase is primarily attributable to a decrease in wafer and packaging costs from our subcontractors due to higher volumes, better utilization of our own testing operations and sales of higher margin products.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $5.6 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. This increase is primarily the result of the addition of new personnel, which added costs of approximately $1.9 million, increased expenses for engineering materials, which added costs of approximately $1.1 million, software and equipment depreciation charges and the opening of additional research and development design centers. Included in research and development expenses for the nine months ended September 30, 2000 was approximately $400,000 of charges associated with the discontinuance of the development of some of our standard products for marketing reasons.

SALES AND MARKETING. Sales and marketing expenses increased to $4.4 million for the nine months ended September 30, 2000 from $1.9 million for the nine months ended September 30, 1999. This increase is primarily attributable to increased personnel, which added costs of approximately $1.2 million, commissions to outside sales representatives, which added costs of approximately $580,000, advertising expenses and the opening of additional facilities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.4 million for the nine months ended September 30, 2000 from $1.2 million for the nine months ended September 30, 1999. This increase is primarily attributable to increased personnel, which added costs of approximately $1.0 million, professional fees, which added costs of approximately $540,000 and the opening of an additional facility. Included in general and administrative expenses for the nine months ended September 30, 2000 was approximately $420,000 of charges associated with the Stanford University lawsuit.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $5.2 million, representing the difference between the deemed fair value of the common stock for financial statement reporting purposes and the exercise price of these options at the date of grant. We recorded amortization of deferred stock compensation of $972,000 for the nine months ended September 30, 2000.


INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities and interest expense from capital lease financing obligations and borrowings under our bank line of credit. We had net interest and other income of $1.4 million for the nine months ended September 30, 2000 and net interest and other expense of $103,000 for the nine months ended September 30, 1999.

PROVISION FOR INCOME TAXES

We elected to be taxed as an S corporation under the Internal Revenue Code through October 4, 1999. Consequently, our stockholders were taxed on their proportionate share of our taxable income and no provision for federal income taxes has been provided in the statement of operations through October 4, 1999.

The provision for income taxes for the first nine months of fiscal 2000 is based on our estimated tax rate for the year of 30%. The provision for income taxes for the first nine months of 1999 consists solely of state franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through cash generated from operations, equipment lease financing, through the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000. As of September 30, 2000, we had cash and cash equivalents of $12.8 million and working capital of $56.1 million.

Our operating activities provided cash of $340,000 in the nine months ended September 30, 2000 and provided cash of $1.9 million in the nine months ended September 30, 1999. In the nine months ended September 30, 2000, cash provided by operating activities was primarily attributable to increases in deferred margin on distributor inventory of $3.4 million and accrued expenses of $1.1 million and depreciation and amortization of $1.1 million. These were partially offset by increases in inventory of $4.7 million and accounts receivable of $2.5 million. In the nine months ended September 30, 1999, cash provided by operating activities was primarily attributable to net income of $986,000, increases in accounts payable of $857,000, accrued expenses of $695,000 and deferred margin on distributor inventory of $546,000. These were partially offset by increases in accounts receivable of $657,000 and inventory of $1.2 million.

Our investing activities used cash of $48.0 million in the nine months ended September 30, 2000 and $446,000 in the nine months ended September 30, 1999. Our investing activities reflect purchases, sales and maturities of available-for-sale securities and purchases and sales of manufacturing equipment and other fixed assets.

Our financing activities provided cash of $49.5 million in the nine months ended September 30, 2000 and used cash of $773,000 in the nine months ended September 30, 1999. In the nine months ended September 30, 2000, cash provided by financing activities was primarily attributable to net proceeds from the issuance of common stock in our initial public offering of $49.8 million. In the nine months ended September 30, 1999 cash used in investing activities consisted of principal payments on capital lease obligations of $384,000 and distributions to stockholders of $389,000. Our nine months ended September 30, 2000 net loss applicable to common stockholders includes $25.9 million of accretion charges to increase the carrying amount of our mandatorily redeemable convertible preferred stock to the amount we would be required to pay if this preferred stock were to be redeemed. As the mandatorily redeemable convertible preferred stock was converted to common stock upon the completion of our initial public offering, we do not expect to incur additional accretion charges in the future.

We maintain an unsecured credit facility with a financial institution that includes a $10.0 million line of credit that expires in June of 2001. Borrowings under the revolving credit line may be made and repaid from time to time and bear interest at the base rate, as announced by the lender, minus 0.5%, or at LIBOR plus 2.25%. At September 30, 2000, there were no outstanding amounts under this credit facility.

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

We do not own or operate a semiconductor fabrication facility. We currently rely on five third-party wafer fabs to manufacture substantially all of our semiconductor wafers. Three of these third-party wafer fabs are our sole source for wafers manufactured using a particular process technology. A majority of our products sold during the first nine months of 2000 were manufactured in gallium arsenide by TRW and silicon germanium by Atmel Wireless. The supply agreement with TRW provides us with a guaranteed supply of wafers through December 31, 2000. We are currently in the process of renegotiating the supply agreement with TRW and are hopeful we will be able to reach an agreement. However, we may not be able to negotiate an extension to this agreement on favorable terms, if at all. We also may not be successful in forming an alternative supply arrangement that provides us with a sufficient supply of gallium arsenide wafers. In addition, we have only recently begun working with two of our five principal third-party wafer fabs. The loss of one of our third-party wafer fabs, in particular TRW and Atmel Wireless, or any delay or reduction in wafer supply will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments. We have entered into negotiations with several other foundries.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to Global Communication Semiconductor, Inc. (GCS) our newest third-party wafer fab which has not yet produced wafers in volume for us. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

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

OUR RELIANCE ON SUBCONTRACTORS TO PACKAGE OUR PRODUCTS COULD CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS OR COULD INCREASE OUR COST OF REVENUES.

We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, a significant amount of our net revenues in the first nine months of 2000 were attributable to products packaged by one subcontractor, MPI Corporation of Manila, Philippines. A relative of one of our principal stockholders controls MPI. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly MPI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics, have accounted for a significant portion of our sales. In the three months ended September 30, 2000, sales through Richardson Electronics represented 46% of our net revenues and sales through Avnet Electronics Marketing represented 19% of our net revenues. These distributors principally purchase our standard components for resale to their customers. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

WE DEPEND ON MINICIRCUITS LABORATORIES FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF MINICIRCUITS AS A CUSTOMER OR A DECREASE IN PURCHASES BY MINICIRCUITS WOULD ADVERSELY AFFECT OUR REVENUES.

Sales to Minicircuits Laboratories, a private label reseller of our products, account for a significant portion of our revenues. For example, 21% of our net revenues in the three months ended September 30, 2000 and 44% of our net revenues in the three months ended September 30, 1999 were attributable to sales to Minicircuits. We expect that we will continue to rely on sales to Minicircuits for a significant portion of our future revenues. In addition to reselling products of Stanford Microdevices and other RF component suppliers, Minicircuits also designs and supplies their own RF components. Our current contract with Minicircuits does not require Minicircuits to purchase our products in the future. If we were to lose Minicircuits as a customer, or if Minicircuits substantially reduced its purchases, our business and operating results would be adversely affected.

STANFORD UNIVERSITY HAS FILED A LAWSUIT AGAINST US ALLEGING TRADEMARK INFRINGEMENT. IF THIS LAWSUIT IS DECIDED AGAINST US, WE COULD BE FORCED TO CHANGE OUR CORPORATE NAME, LOSE BRAND RECOGNITION, PAY DAMAGES AND INCUR SIGNIFICANT LITIGATION COSTS.

On March 17, 2000, Stanford University filed a complaint against us in the United States District Court for the Northern District of California alleging, among other things, infringement by us of its trademarks by our use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting us from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000 the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000 the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of November 2, 2000, Stanford University had not renewed its motion. Even though we have thus far successfully defeated requests for injunctions, if Stanford University is successful in any further motions for preliminary injunction or if we lose the lawsuit, we may be prohibited from using our "S" logo and/or the "Stanford Microdevices" trademark and trade name. If we are prohibited from using our name or logo, our brand recognition that we have built over several years could be significantly impaired, which could severely damage our business and operating results. We would also need to invest significant capital in rebranding our products and, in general, our company. In addition, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in defending the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense. See Part II, item 1 for discussion of this litigation.

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

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Alpha Industries, Anadigics, Conexant, Infineon, M/A-COM, Minicircuits Laboratories, NEC, RF Micro Devices, TriQuint Semiconductor and WJ Communications. We also compete with communications equipment manufacturers who manufacture RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. We expect increased competition both from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. In addition, many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, communications equipment manufacturers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS STRATEGY IS DEPENDENT ON SUCCESSFUL MARKETING AND SALES OF RF COMPONENTS PRODUCED USING THREE PROCESS TECHNOLOGIES WITH WHICH WE HAVE LIMITED EXPERIENCE.

We shipped our first products using silicon germanium and indium gallium phosphide in the fourth quarter of 1999. In addition, although we plan to act as a reseller of products manufactured using the laterally diffused metal oxide semiconductor process, we have not yet generated any revenues from resale of these products. As a result, investors have a limited basis upon which to evaluate the demand for, and market acceptance of, our products manufactured using these technologies. If our products using these technologies do not meet customer expectations or if the market for these products fails to develop or develops more slowly than we expect, our business would be harmed.

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

WE MAY ENCOUNTER DIFFICULTIES IN MANAGING OUR GROWTH.

We are experiencing a period of rapid growth and expansion that will continue to place a significant strain on our management and other resources. The number of our employees has increased from 46 at September 30, 1999 to 116 at September 30, 2000. To accommodate this growth, we must implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of the accounting and other internal management systems. This may require substantial managerial and financial effort, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, our business could be harmed.

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

A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia. International direct sales approximated 33% of our total direct sales for the three months ended September 30, 2000. Based on information available from our distributors, products representing approximately 35% of our total distribution revenues, representing approximately 23% of our net revenues, were sold by our distributors to international customers in the three months ended September 30, 2000. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

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

THE TIMING OF THE ADOPTION OF INDUSTRY STANDARDS MAY NEGATIVELY IMPACT WIDESPREAD MARKET ACCEPTANCE OF OUR PRODUCTS.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by our or our customers' products become obsolete or fail to gain widespread commercial acceptance, our business will be significantly damaged. In addition, the increasing demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, generally following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays may in the future have a material adverse effect on the sale of products by us and on our business financial condition and results of operations.

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

INFORMATION THAT WE MAY PROVIDE TO INVESTORS FROM TIME TO TIME IS ACCURATE ONLY AS OF THE DATE WE DISSEMINATE IT AND WE UNDERTAKE NO OBLIGATION TO UPDATE THE INFORMATION.

From time to time we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD promulgated by the SEC. This information or guidance represents our outlook only as of the date that we disseminated it, and we undertake no obligation to provide updates to this information or guidance in our filings with the SEC or otherwise.

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND THEY MAY NOT MAKE DECISIONS THAT REFLECT THE INTERESTS OF STANFORD MICRODEVICES OR OTHER STOCKHOLDERS.

Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 75.1% of our outstanding common stock and our two founding stockholders control 53.2% of our outstanding common stock. As a result, these stockholders, if they act together, and our founding stockholders acting alone, will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of all of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Stanford Microdevices and might affect the market price of our common stock. In addition, the interests of these stockholders may not always coincide with the interests of Stanford Microdevices or the interests of other stockholders.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales to both domestic and international customers are denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. In future periods we expect to continue to expand selling into foreign markets, including Europe and Asia. Because our sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

At September 30, 2000, our cash and cash equivalents consisted primarily of money market funds and commercial paper and our short term investments consisted of commercial paper and Federal Agency debt securities. We did not hold any derivative financial instruments or long-term investments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2000, Stanford University filed a complaint against us in the United States District Court for the Northern District of California alleging, among other things, infringement by us of its trademarks by our use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting us from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000 the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000 the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of November 2, 2000, Stanford University had not renewed its motion. Although the Company is unable to predict the outcome of the litigation at this time, management believes the Company has meritorious defenses and intends to defend the litigation vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In July, 2000 the Company issued 36,304 shares upon exercise of outstanding stock options to one employee at an exercise price of $0.92 per share pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            21.1 Subsidiaries of the Registrant
            27.1 Financial Data Schedule

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended September 30, 2000.

                           STANFORD MICRODEVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 15, 2000                STANFORD MICRODEVICES, INC.



                                       /s/ Robert Van Buskirk
                                       -----------------------------------------
                                       ROBERT VAN BUSKIRK
                                       President, Chief Executive Officer and
                                       Director

                                       /s/ Thomas Scannell
                                       -----------------------------------------
                                       THOMAS SCANNELL
                                       Vice President, Finance and
                                       Administration  and Chief Financial
                                       Officer

                           STANFORD MICRODEVICES, INC.

                         INDEX TO EXHIBITS FOR FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2000


EXHIBIT NO.    DESCRIPTION
21.1           SUBSIDIARIES OF REGISTRANT

27.1           Financial Data Schedule