Form 10-K
period 2000-12-31
STANFORD MICRODEVICES INC
filed 2001-03-29
CIK 1103777

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER 000-30615
                            ------------------------

                          STANFORD MICRODEVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0073042
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

   726 PALOMAR DRIVE SUNNYVALE, CALIFORNIA                         94086
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 616-5400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant's common stock on February 15, 2001, as reported on the Nasdaq National Market, was approximately $221,297,186 (affiliates being defined, for these purposes only, as directors and executive officers of the registrant and holders of 5% or more of the registrant's outstanding common stock). There were 28,433,556 shares of the registrant's Common Stock issued and outstanding on February 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT RELATED TO ITS 2001 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED SUBSEQUENT TO THE DATE HEREOF, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K TO THE EXTENT STATED THEREIN.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Stanford Microdevices is a leading designer and supplier of high performance radio frequency (RF) components for communications equipment manufacturers. Our products are used primarily in wireless communications equipment to enable and enhance the transmission and reception of voice and data signals. The performance of the RF section of communications equipment -- which is used to convert, process and amplify the high frequency signals that transmit voice or data -- has a significant influence on the overall performance of communications systems. We design our products to meet the rapidly evolving performance requirements for mobile wireless applications such as cellular and mobile data networks, broadband wireline applications such as coaxial cable and fiber optic networks, and fixed wireless applications such as local and wide area site-to-site data networks.

     We offer a broad line of products that range in complexity from discrete components to integrated circuits and multi-component modules. We believe our products are well suited for existing and future communications networks which are expected to be increasingly centered on data transmission in addition to voice. We have adopted a fabless operating strategy, which we believe is unique in the RF components industry. We outsource the manufacturing of our semiconductor wafers to several wafer fabrication facilities, or third-party wafer fabs, that use leading-edge process technologies. We focus internally on our RF design and development expertise and select what we believe to be the optimal process technology for any given application without the constraint of a captive wafer fab facility. Our fabless operating strategy, combined with our RF design and test expertise, gives us the flexibility necessary to deliver a comprehensive line of high quality products at compelling prices to our customers.

INDUSTRY BACKGROUND

  Demand for Connectivity and Mobility Driving Investment in Communications Infrastructure

     Consumers and businesses are increasingly seeking connectivity, mobility, functionality and bandwidth from telecommunications service providers. Increased deployment and use of wireless communications systems and the rise of wireline and wireless Internet applications offer users the potential for access any time, anywhere to voice and data networks.

     Communications service providers are making significant investments in network infrastructure to enable and enhance connectivity for today's information-driven economy. Wireless and broadband wireline communications service providers are expanding capacity and offering a broader range of services to support the changing needs of users. Competitive pressures are also requiring service providers to offer increased bandwidth and to reduce operating costs. In the case of wireless networks, communications service providers must support a rapidly growing number of subscribers and the subscribers' demands for more expanded service. In addition, wireless network operators are adopting and have announced plans to adopt new standards such as third generation, or 3G, standards that enable the migration from voice-only to integrated voice and high-speed data services, which are not fully supported by today's installed infrastructure.

  Challenges Facing Communications Equipment Manufacturers

     Manufacturers of communications equipment must develop systems to meet the requirements of communications service providers. In meeting these challenges, equipment manufacturers face significant market and product performance pressures. These include:

          Shorter time to market. The intensity of competition and the resulting need to adopt new technologies is forcing communications equipment manufacturers to develop and launch products in the shortest time possible.

          Higher performance and more reliable systems. Communications equipment manufacturers are facing increased demands from communications service providers for greater bandwidth, which is a measure of a system's capacity. System reliability is another key performance requirement due to the high costs of equipment downtime and of maintaining communications networks.

          Reduced costs. Communications service providers seek to minimize both the up-front equipment acquisition costs as well as ongoing operating costs as they upgrade their networks. Communications equipment manufacturers must, as a result, offer a better value proposition.

  Need for High Performance RF Components from Third-Party Suppliers

     Communications equipment manufacturers are adopting new approaches in designing systems to deliver the performance and feature improvements that service providers require. In a typical communications system, the principal functional blocks are the RF subsystem, which receives, amplifies and transmits signals, the signal processor, which encodes and decodes digitized signals, and the antenna. Since the RF subsystem receives the signal, interfaces with the signal processor, and amplifies and transmits the signal, a system's performance and signal quality are significantly affected by the RF subsystem. Communications equipment manufacturers often do not have the internal expertise or the time to address every aspect of a system's RF performance. To lower their production costs and shorten product development cycles, equipment manufacturers are increasingly seeking innovative RF components from third-party suppliers who offer a broad range of high-performance products.

     Most RF component suppliers have made significant investments in their own wafer fabs. These wafer fabs are typically based on a single process technology. A process technology is a method of manufacturing semiconductor devices and circuits using a given wafer material. As a result, RF component suppliers generally focus most of their attention on developing products using their own process technology even if another process may be more appropriate for a given application. To adopt one of these other process technologies, these component suppliers would have to migrate their current facility to the other technologies, make significant capital investments in new wafer fabs or develop relationships with merchant wafer fabs. Because all of these steps are expensive and time consuming, most RF component suppliers resist changing process technologies. As a result, many of these component suppliers do not offer the broadest range of products or may offer sub-optimal products for certain applications.

     Manufacturers of communications infrastructure equipment, such as base stations used by wireless service providers, require components that are optimized for a feature known as linearity. Linearity is a measure of signal quality. Many RF component suppliers have optimized their products for power efficiency at the expense of linear performance, making these products well suited for battery-powered, portable applications, but not optimal for infrastructure applications. We believe these suppliers would require new design techniques, process technologies and testing capabilities to modify their products to address the market for infrastructure equipment.

     We believe that there is a substantial market opportunity for a third-party supplier of high performance RF components who can meet the needs for flexibility, performance and value required by communications equipment manufacturers.

OUR SOLUTION

     We design, develop and market a broad range of RF components using leading process technologies for use in wireless and broadband wireline communications infrastructure equipment. Our products are designed to provide the following competitive benefits to communications equipment manufacturers:

          Optimal solutions. The combination of our design expertise and access to several leading process technologies enables us to deliver optimal solutions to our customers. Our fabless operating model provides us with the flexibility to use multiple process technologies. Because each process technology has a different impact on characteristics such as linearity, frequency, operating voltage, output power, noise suppression and heat dissipation, the selection of a process technology is critical to the function of a component. Our components are designed to optimize functionality by selecting the process technology that provides the appropriate characteristics for the intended application. This approach also enables us to quickly adapt to changes in product specifications or market requirements.

          High performance for infrastructure applications. We design our products specifically for communications infrastructure equipment. We have made engineering trade-offs in favor of design characteristics that are most important to infrastructure equipment manufacturers. Our products are particularly well suited for communications equipment that require high capacity, clear signals, longer product life and extended transmit and receive range.

          Product and technology breadth. Our product portfolio includes a broad line of products that range in complexity from discrete components to integrated circuits and multi-component modules designed to meet the varied needs of our customers. We offer a wide range of solutions based on different process technologies. The availability and breadth of our product portfolio facilitate efficient customer sourcing and improve time to market for communications equipment manufacturers.

          Price performance. We believe that our combination of product quality and high performance at competitive prices makes our products a compelling value proposition for our customers.

OUR STRATEGY

     Our objective is to become the leading supplier of RF components for wireless and broadband wireline communications infrastructure equipment. We intend to achieve this objective by providing a comprehensive portfolio of high performance and high value standard and customized RF components optimized for their target applications. Our strategy consists of the following elements:

          Expand portfolio of standard products and develop innovative customized products. We will continue to design products that meet standard specifications widely adopted by communications equipment manufacturers. These standard products historically have constituted the core of our business and we anticipate that they will continue to account for a significant portion of our revenues. In addition, we gain significant economies of scale due to the high sales volumes of these products. We plan to continue to invest significantly in research and development to grow our portfolio of these products.

          We established a separate business unit focused on developing customized products for specific mobile wireless RF applications. We have expanded our product development initiatives in the wireless and broadband wireline infrastructure markets. In addition to marketing and selling through direct channels, we believe that some of these customized products can be marketed through our distribution channels in the future as standard products.

          Leverage our fabless operating model. Our fabless strategy gives us the flexibility to design products that are tailored for the intended application. By avoiding the administrative and capital-intensive burden of operating a captive wafer manufacturing facility, we will continue to maintain the flexibility to adopt and leverage emerging process technologies. We believe this approach is unique in the RF components industry and plan to leverage the advantages it provides to offer optimized solutions for our target markets.

          Continue to invest in our technology and product quality. We will continue to invest in research and development in the areas of semiconductor materials, device modeling, RF circuit design, packaging technology, and test and measurement. We will also maintain and extend a rigorous quality assurance program to ensure the highest product quality. Our quality program includes periodic qualification testing of products, including extended lifetime testing under accelerated temperature and other operating conditions, designed to simulate more extreme operating conditions than would be encountered in most practical applications.

          Strengthen strategic technology and supplier relationships. We have formed supplier relationships with Atmel (Temic), Nortel Networks, TriQuint Semiconductor and TRW, and are engaged in joint development efforts with Atmel and Global Communication Semiconductors (GCS). We plan to strengthen these relationships by continuing to engage in co-development projects on new products and adaptations of existing products. We also have established and will seek to establish strategic technology and supplier relationships with additional third-party wafer fabs as new process technologies emerge and to secure additional fabrication capacity.

          Recruit the best talent available. The market for experienced RF designers and application engineers is highly competitive. Our strategy is to attract the best talent by offering the opportunity to work with leading design and process technologies and the flexibility to work at any of our design centers. We have design centers in Long Beach and Sunnyvale, California, Ottawa, Canada, Richardson, Texas and North Andover, Massachusetts. By locating our design centers in areas that have significant numbers of RF-related businesses, we believe we are better able to recruit experienced design engineers locally. We plan to open additional design centers in strategic locations and to continue to recruit experienced RF design engineers at our existing design centers.

          Maintain our distribution channels and expand our direct marketing and sales force. We have long-standing relationships with our two worldwide distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, and will continue to market our standard products through them and other distributors. We plan to broaden our direct marketing efforts and expand our direct sales force and sales representatives to market and sell our customized products.

PRODUCTS

     We sell RF components used in the infrastructure of mobile wireless, broadband wireline and fixed wireless communications networks. RF components include low noise and power amplifiers, drivers, pre-drivers, switches, modulators, demodulators, upconverters and downconverters. They convert, switch, process and amplify the high frequency signals that carry the information to be transmitted or received.

     The following is a simplified illustration of the RF subsystems in the transmitter and receiver sections of a typical communication system:

                       [Simplified RF Subsystem Diagram]

     We classify our products broadly into two categories: standard products, which we develop from our own specifications and generally sell through distributors, and customized products, which we are designing for particular applications by original equipment manufacturers and will sell directly through our own sales force.

     Our current product offerings address key functions in the transmission section of a typical communication system and include:

          Low Noise Amplifiers. These are components in the receiver section of an RF system that receive signals from an antenna at extremely low levels and amplify these signals. Due to the low noise characteristics of our amplifiers, they can be used to amplify very weak signals.

          Pre-Drivers and Drivers. A pre-driver is a component in the transmitter section that provides the first stage of amplification in a power amplifier chain. These amplifiers take very weak transmitted signals and amplify them. A driver takes the amplified signals from a pre-driver and further amplifies these signals before transmitting them to the last stage of amplification. Our pre-drivers and drivers determine the overall ability of an RF subsystem to work with signals of different strengths with minimum distortion.

          Switches. These are used to direct RF signals to various ports within a communications system. Our switches preserve signal strength and minimize channel interference as they perform their functions.

          Discrete Devices. These are transistors which contain minimal circuitry and are used as building blocks in a variety of component applications such as oscillators, mixers and active circuits. Important attributes of our discrete devices are wide frequency range, low noise and low power consumption.

          Modulators and Demodulators. These are components in the transmitter or receiver section that combine digital information with an RF signal by varying the phase and amplitude of the signal so that the resulting signal can be transmitted or received.

          Mixers, Upconverters and Downconverters. These components are frequently combined with amplifiers to accept low or high frequency signals, and mix them with a local oscillator signal to produce a lower or higher frequency signal for processing or transmission.

     Products under development include:

          Wireline Integrated Circuits. We are currently developing a high-speed broadband wireline chip set which can be used in fiber optic and local and wide area network applications. This chip set includes a transimpedance amplifier, which amplifies the electrically converted optical signal, a postamplifier, which minimizes signal loss, and a laser driver, which energizes the laser.

          Multi-Component Modules. We are currently developing transmit and receive multi-component modules (MCM) to be used in 2nd and 3rd generation mobile wireless infrastructure equipment.

     Actual components, features and products could differ materially from those currently under development as a result of a variety of factors, some or all of which may be beyond our control.

PROCESS TECHNOLOGIES

     We have expertise in designing and manufacturing RF components in multiple process technologies. We design our products using primarily three process technologies to meet the price and performance requirements of our customers. These process technologies are:

          Gallium arsenide heterojunction bipolar transistor (GaAs HBT). GaAs HBT technology is an effective alternative or complement to silicon solutions in many high-performance RF applications. GaAs HBT has inherent physical properties that allow electrons to move up to five times faster than those of silicon. This results in integrated circuits that operate at much higher speeds than silicon devices with lower power consumption. We use GaAs HBT technology for applications that require high linearity and low power consumption.

          Indium gallium phosphide heterojunction bipolar transistor (InGaP
     HBT). InGaP HBT technology uses the same wafer material as GaAs HBT, but offers performance advantages over GaAs HBT due to inherent properties which generally result in less variation in wafer processing. As a result, InGaP HBT typically results in higher manufacturing yields. We use this process for products that require higher frequency, improved linearity, enhanced noise performance or greater reliability.

          Silicon germanium heterojunction bipolar transistor (SiGe HBT). Like GaAs HBT technology, SiGe HBT also achieves high operating speeds by using a material that has significantly higher electron mobility than silicon, but still uses silicon wafers and established standard silicon processing. SiGe HBT technology results in more predictable and improved manufacturing yields. We use this process in the design and manufacture of our products to achieve high frequency performance and significant economies of scale. Because of its significantly lower cost, SiGe HBT is a good choice for processing more integrated and complex components which require increased semiconductor area.

CUSTOMERS

     End customers for our products are primarily manufacturers of communications infrastructure equipment. The following is a list of our 20 largest customers, based on 2000 revenues, who have purchased our products either directly or through our distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories:

    Air-Tech System                             Minicircuits Laboratories
    California Amplifier                        Motorola
    C-Mac                                       Orion Technology
    Cylux Technology                            Pace Micro Technology
    ECI (Innowave)                              Rohde & Schwarz
    Flextronics International                   Sanmina Corporation
    Hughes Network Systems                      Telaxis Communications
    Japan Radio Co. (JRC)                       Victron Inc.
    Lucent Technologies                         Wavecom Electronics
    Luminent Inc.                               X-10 Electronics

SALES, MARKETING AND CUSTOMER SUPPORT

     We sell our products worldwide through U.S.-based distributors, through a private label reseller who sells our products under its brand and through our direct sales force. Our products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by us or our distributors. Each of these channels is supported by our customer service and marketing communication functions. We are expanding our marketing efforts to create awareness for our products within our target markets and to support our direct and indirect sales efforts. We have implemented an integrated mix of marketing activities including trade journal advertisements, and public relations and promotional events such as tradeshows, seminars and technical conferences.

     We generally sell our standard products through distributors. We believe that sales through our distributors will continue to account for a significant amount of our revenues in the foreseeable future. We plan to sell customized products through our direct sales force to a targeted group of communications equipment manufacturers. We believe this approach will enable us to work more closely with these customers to gain a better understanding of, and more effectively meet, their needs.

     Our products are highly technical and our customers frequently consult with us to select a component for a given application, determine product performance under specified conditions unique to their system, or test a product for new applications. To meet the needs of our customers, we provide support in all stages of the sales process, from concept definition and product selection to post-sale support. These services are provided by our applications engineering organization, which works closely with our sales organization in all pre- and post-sale activities. We intend to invest in expanding our applications engineering organization to assist our customers.

     As of December 31, 2000, we had 26 employees in our sales and marketing organization, including seven application engineers.

OPERATIONS

     Our products are designed at our five design centers located in North America. We apply our expertise in packaging during the design phase to ensure that our RF components meet high performance standards. The relationship between a circuit and its package is critical to the reliability and electrical performance of RF components. We outsource the fabrication of our semiconductor wafers to several independent wafer fabs. Our three principal third-party wafer fabs are:

     - TRW for GaAs HBT;

     - Nortel Networks for InGaP HBT; and

     - Atmel (Temic) for SiGe HBT.

     In addition, we utilize TriQuint Semiconductors for certain discrete devices. GEC Marconi, GCS and others also manufacture limited quantities of semiconductor wafers for us.

     Our supply agreements with Nortel Networks and Atmel (Temic) give us multi-year supply guarantees. Our supply agreement with TRW includes supply guarantees through December 31, 2001. We will seek to extend our supply agreements with these third-party wafer fabs while concurrently seeking second sources for the wafers they supply.

     We have unconditional purchase obligations under these supply agreements. Because the products we are purchasing are unique to us, our agreements with these suppliers prohibit cancellation of our orders subsequent to the production release of the products in our suppliers' manufacturing facilities, regardless of whether our customers cancel orders. At December 31, 2000, we had approximately $2.7 million of unconditional purchase obligations.

     Following production of wafers by our third-party wafer fabs, we perform wafer inspection at our headquarters in Sunnyvale, California. As a result, we are able to ensure that the wafers meet high standards of reliability required for their use in communications equipment. Semiconductor packaging is then outsourced to five offshore subcontractors and packaged components are returned to our headquarters in Sunnyvale, California for final testing, quality assurance, and tape and reel assembly for final shipment.

RESEARCH AND DEVELOPMENT

     We focus our research activities in the areas of semiconductor materials, device modeling, RF circuit design, packaging technology, and test and measurement. In the area of semiconductor materials, we are focusing our research efforts on two areas: heterojunctions, or semiconductor junctions made out of two dissimilar semiconductor materials, and emerging semiconductor materials that offer high linearity and low power consumption critical for digital communications networks. In the area of device modeling, we are expanding our library of device models which predict the performance of a transistor within a circuit design.

     Our circuit design efforts are focused on developing products that provide repeatable performance and reliability and that are easy to use in communications equipment design. Our products generally incorporate integrated matching structures, eliminating the need for additional external components and providing stable performance over a range of temperatures and varying supply voltages. We also work closely with our third-party wafer fabs to design test circuits for new process technologies.

     In the area of packaging technology, we are developing specialized packages that offer both high frequency performance and efficient heat dissipation. We also work closely with our packaging subcontractors to research new package designs and materials. We are building a team of experienced packaging engineers to expand research and development in advanced RF packaging.

     Our proprietary test and measurement techniques coupled with our packaging expertise completes our back-end, or production, competency. We have a number of high-speed automatic component testers that are capable of recording high frequency data at extremely high throughput rates using our proprietary software. We intend to continue to increase throughput rates by developing new test software that accelerates data recording while adding the ability to measure additional test parameters.

     Our principal development work is concentrated on expanding the versatility of existing products and developing new customized solutions for targeted communications equipment manufacturers. A key factor in this development work is to design products with improved functionality by selecting the process technology that provides the optimal performance and price for our customers. Our ability to align our design expertise with leading process technologies enables us to focus and adapt our research and development efforts to keep pace with changing market requirements.

     At December 31, 2000, we had 38 employees in our research and development organization. We incurred research and development expenses of approximately $8.0 million in 2000, $2.3 million in 1999 and $932,000 in 1998.

COMPETITION

     The RF semiconductor industry is intensely competitive. Competition in our markets is primarily affected by the ability to design standard and customized products that meet customers' price and performance requirements in a sufficient quantity and in a timely manner, the quality of customer service and technical support, and the availability and breadth of product offerings.

     We compete primarily with other suppliers of high performance RF components used in the infrastructure of communications networks such as Agilent, Alpha Industries, Anadigics, Conexant, Infineon, M/A-COM, Minicircuits Laboratories, NEC, RF Micro Devices, TriQuint Semiconductor and WJ Communications. We also compete with current and potential communications equipment manufacturers who manufacture RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. We expect increased competition from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. In addition, many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     We rely upon a combination of copyright, trade secret and trademark laws to protect our intellectual property. Third-party wafer fabs own the patents for the process technologies used in the manufacture of our wafers. We do not currently rely on any patents, but do have current patent applications pending. We intend to seek patent protection for our future products and technologies where appropriate and to protect our proprietary technology under U.S. and foreign laws affording protection for integrated circuit designs, trademarks and trade secrets.

     We rely primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and production activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for the maintenance of confidentiality and assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements to protect our confidential information delivered to third parties and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Monitoring unauthorized use of our proprietary information is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States.

     Although we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We can give no guarantee that others will not develop technologies that are similar or superior to our technology.

BACKLOG

     At December 31, 2000, our backlog was approximately $16.1 million compared to $11.5 million at December 31, 1999. We include in our backlog all accepted product purchase orders for which delivery has been specified within one year, including orders from distributors. Of the $16.1 million in total backlog as of December 31, 2000, $11.5 million was attributable to purchase orders by our distributors. We do not recognize revenue from sales through our distributors until the distributor has sold our product to their customer. Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

EMPLOYEES

     As of December 31, 2000, we had 122 full time employees, including 26 in sales and marketing, 38 in research and development, 38 in operations and 20 in general and administrative functions. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

RISK FACTORS

     Set forth below and elsewhere in this annual report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report on Form 10-K.

WE MAY NOT MEET QUARTERLY FINANCIAL EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     Our quarterly operating results have varied in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on March 12, 2001, we publicly announced our revised expectations of financial results for the quarter ending March 31, 2001, and the fiscal year ending December 31, 2001. As a result, the trading price of our common stock declined rapidly and significantly, which had a substantial negative effect on the value of any investment in such stock. Factors contributing to the volatility of our stock price include:

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

     - market acceptance of our products;

     - changes in customer purchasing cycles and component inventory levels;

     - wireless and wireline industry growth generally and demand for products containing RF components specifically; and

     - general economic growth or decline

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

     In addition, in recent years, the stock market in general, and the Nasdaq National Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially adversely affect our stock price, regardless of our operating results.

OUR GROWTH DEPENDS ON THE GROWTH OF THE INFRASTRUCTURE FOR WIRELESS AND WIRELINE COMMUNICATIONS. IF THIS MARKET DOES NOT CONTINUE TO GROW, OR IF IT GROWS AT A SLOW RATE, DEMAND FOR OUR PRODUCTS WILL DIMINISH.

     Our success will depend in large part on the continued growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these infrastructure products will continue to grow at historical rates or at all. We have recently observed continued softness of the wireless infrastructure markets related to a general economic slowdown, which has impacted our entire segment. There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless infrastructure. These trends have had an adverse effect on our operations and caused us on March 12, 2001 to lower our previously announced expectations for our financial results in the quarter ending March 31, 2001, and for the fiscal year ending December 31, 2001. As a result of these factors, the market price of our common stock decreased. Any of these trends, if continued, could result in lower than expected demand for our products and inventory write-offs on our part, which could have a material adverse effect on our revenues and results of operations generally, and cause the market price of our common stock to further decline. In addition, even if the demand for infrastructure grows, we will need to complete new product designs that meet the needs of our customers at a rate consistent with the growth of the market. Our product and process development efforts may not be successful in this regard.

INDUSTRY-WIDE FLUCTUATIONS IN SUPPLY AND DEMAND FOR SEMICONDUCTOR PRODUCTS COULD ADVERSELY IMPACT OUR BUSINESS.

     The semiconductor industry has historically been characterized by wide fluctuations in supply and demand for semiconductor products. From time to time, demand for semiconductor products has decreased, often in connection with, or in anticipation of, major additions of wafer fabrication capacity or maturing product cycles or due to general economic conditions. In the past, diminished product demand, production overcapacity and subsequent accelerated price erosion have lasted for extended periods of time. These fluctuations could result in increased inventory levels and possibly write-offs of excess inventories, as well as other adverse consequences, any of which could materially and adversely impact our business.

OUR RELIANCE ON THIRD-PARTY WAFER FABS TO MANUFACTURE OUR SEMICONDUCTOR WAFERS MAY CAUSE A SIGNIFICANT DELAY IN OUR ABILITY TO FILL ORDERS AND LIMITS OUR ABILITY TO ASSURE PRODUCT QUALITY AND TO CONTROL COSTS.

     We do not own or operate a semiconductor fabrication facility. We currently rely on five third-party wafer fabs to manufacture substantially all of our semiconductor wafers. A majority of our products sold in 2000 were manufactured in gallium arsenide by TRW and silicon germanium by Atmel (Temic). The supply agreement with TRW provides us with a guaranteed supply of wafers through December 31, 2001. We may not be able to negotiate an extension of this agreement on favorable terms, if at all. We may not be successful in forming an alternative supply arrangement that provides us with a sufficient supply of gallium arsenide wafers. In addition, we have only recently begun working with two of our five principal third-party wafer fabs. The loss of one of our third-party wafer fabs, in particular TRW or Atmel(Temic), or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments. We have entered into negotiations with several other foundries.

     Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to GCS, our newest third-party wafer fab, which has not yet produced wafers in volume for us. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

     In the past, we have experienced delays in product shipments from our third-party wafer fabs, quality issues and poor manufacturing yields, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inadequate wafer supply.

OUR RELIANCE ON SUBCONTRACTORS TO PACKAGE OUR PRODUCTS COULD CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS OR COULD INCREASE OUR COST OF REVENUES.

     We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, a significant amount of our net revenues in 2000 were attributable to products packaged by one subcontractor, MPI Corporation of Manila, Philippines. A relative of one of our principal stockholders controls MPI. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes.

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

     Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, have accounted for a significant portion of our sales. In 2000, sales through Richardson Electronics Laboratories represented 39% of our net revenues and sales through Avnet Electronics Marketing represented 20% of our net revenues. These distributors principally purchase our standard components for resale to their customers. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

WE DEPEND ON MINICIRCUITS LABORATORIES FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF MINICIRCUITS AS A CUSTOMER OR A DECREASE IN PURCHASES BY MINICIRCUITS WOULD ADVERSELY AFFECT OUR REVENUES.

     Sales to Minicircuits Laboratories, a private label reseller of our products, account for a significant portion of our revenues. For example, 31% of our net revenues in 2000 were attributable to sales to Minicircuits. We expect that we will continue to rely on sales to Minicircuits for a portion of our future revenues. In addition to reselling products of Stanford Microdevices and other RF component suppliers, Minicircuits also designs and supplies their own RF components. Our current contract with Minicircuits does not require Minicircuits to purchase our products in the future. If we were to lose Minicircuits as a customer, or if Minicircuits substantially reduced its purchases, our business and operating results would be adversely affected.

STANFORD UNIVERSITY HAS FILED A LAWSUIT AGAINST US ALLEGING TRADEMARK INFRINGEMENT. IF THIS LAWSUIT IS DECIDED AGAINST US, WE COULD BE FORCED TO CHANGE OUR CORPORATE NAME, LOSE BRAND RECOGNITION, PAY DAMAGES AND INCUR SIGNIFICANT LITIGATION COSTS.

     On March 17, 2000, Stanford University filed a complaint against us in the United States District Court for the Northern District of California alleging, among other things, infringement by us of its trademarks by our use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting us from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000 the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000 the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of February 15, 2001, Stanford University had not renewed its motion. A trial date was set for July 10, 2001, but the trial date has been vacated and discovery has been suspended pending mediation. We have entered into mediation with Stanford University, with a view toward resolving the case amicably. Even though we have thus far successfully defeated requests for injunctions, if Stanford University is successful in any further motions for preliminary injunction or if we lose the lawsuit, we may be prohibited from using our "S" logo and/or the "Stanford Microdevices" trademark and trade name. If we are prohibited from using our name or logo, our brand recognition that we have built over several years could be significantly impaired, which could severely damage our business and operating results. We would also need to invest significant capital in rebranding our products and, in general, our company. In addition, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in defending the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense. See Part I, Item 3 and the Notes to Consolidated Financial Statements for a discussion of this litigation.

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

     - our ability to adapt our products to support emerging and established industry standards; and

     - market acceptance of our products.

     We estimate that the development cycles of our products from concept to production could last up to 18 months. We have in the past experienced delays in the release of new products. We may not be able to introduce new products in a timely and cost-effective manner which would impair our ability to sustain and increase our revenues.

PRODUCT QUALITY, PERFORMANCE AND RELIABILITY PROBLEMS COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     Our customers demand that our products meet stringent quality, performance and reliability standards. RF components such as those we produce may contain undetected defects or flaws when first introduced or after commencement of commercial shipments. We have from time to time experienced product quality, performance or reliability problems. In addition, some of our products are manufactured using process technologies that are relatively new and for which long-term field performance data are not available. As a result, defects or failures may occur in the future relating to our product quality, performance and reliability. If these failures or defects occur, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our business.

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

     Communications equipment manufacturers have begun to work directly with component suppliers such as us to design and build customized products for specific needs. We have recently established a business unit focused on designing RF components to meet these needs. Our business strategy is dependent in part on this business unit to sustain and increase our revenues. This business unit has not yet shipped any products and we cannot guarantee that we will be successful in developing this business unit. Development of this business unit will require us to expand our internal sales force and successfully install logistic and supply chain software and processes to manage this business unit. Each of these tasks will require significant management attention and expenditure of resources. Even with this attention and these expenditures, we may be unsuccessful in operating this business unit and this business unit may not generate any revenues.

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

THIRD-PARTY WAFER FABS WHO MANUFACTURE THE SEMICONDUCTOR WAFERS FOR OUR PRODUCTS MAY COMPETE WITH US IN THE FUTURE.

     Several third-party wafer fabs independently produce and sell RF components directly to communications equipment manufacturers. We currently rely on certain of these third-party wafer fabs to produce the semiconductor wafers for our products. These third-party wafer fabs possess confidential information concerning our products and product release schedules. We cannot guarantee that they would not use our confidential information to compete with us. Competition from these third-party wafer fabs may result in reduced demand for our products and could damage our relationships with these third-party wafer fabs, thereby harming our business.

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

WE MAY ENCOUNTER DIFFICULTIES IN MANAGING OUR GROWTH.

     We are experiencing a period of rapid growth and expansion that will continue to place a significant strain on our management and other resources. The number of our employees has increased to 122 at December 31, 2000 from 77 at December 31, 1999. To accommodate this growth, we must implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of the accounting and other internal management systems. This may require substantial managerial and financial effort, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, our business could be harmed.

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

OUR LIMITED ABILITY TO PROTECT OUR PROPRIETARY INFORMATION AND TECHNOLOGY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

     Our future success and ability to compete is dependent in part upon our proprietary information and technology. None of our technology is currently patented, however, we do have current patent applications pending. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws and practices to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, wafer suppliers, customers and potential customers, and strictly limit the disclosure and use of other proprietary information. The steps taken by us in this regard may not be adequate to prevent misappropriation of our technology. Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

     A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia and Europe. International direct sales approximated 17% of our total direct sales in 2000. Based on information available from our distributors, products representing approximately 36% of our total distribution revenues, representing approximately 22% of our net revenues, were sold by our distributors to international customers in 2000. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

     - changes in trade policy and regulatory requirements;

     - fluctuations in currency;

     - duties, tariffs and other trade barriers and restrictions;

     - trade disputes; and

     - political instability.

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISTRACTION OF OUR MANAGEMENT AND DISRUPTIONS TO OUR BUSINESS.

     We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, we may engage in discussions and negotiations with companies regarding our acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our net income.

THE TIMING OF THE ADOPTION OF INDUSTRY STANDARDS MAY NEGATIVELY IMPACT WIDESPREAD MARKET ACCEPTANCE OF OUR PRODUCTS.

     The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by our or our customers' products, such as 2.5G and 3G, become obsolete or fail to gain widespread commercial acceptance, our business will be significantly damaged. In addition, the increasing demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, generally following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays may in the future negatively impact the sale of products by us, result in increased inventory levels and possibly write-offs of excess inventories any of which would have a material adverse effect on our business financial condition and results of operations.

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

     As of February 15, 2001, our officers, directors and principal stockholders (greater than 5% stockholders) together controlled approximately 65.0% of our outstanding common stock and our two founding stockholders controlled approximately 49.0% of our outstanding common stock. As a result, these stockholders, if they act together, and our founding stockholders acting alone, will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of all of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Stanford Microdevices and might affect the market price of our common stock. In addition, the interests of these stockholders may not always coincide with the interests of Stanford Microdevices or the interests of other stockholders.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT MAY DELAY OR PREVENT A CHANGE OF CONTROL.

     Provisions of our charter and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

     - division of the board of directors into three separate classes;

     - elimination of cumulative voting in the election of directors;

     - prohibitions on our stockholders from acting by written consent and calling special meetings;

     - procedures for advance notification of stockholder nominations and proposals; and

     - the ability of the board of directors to alter our bylaws without stockholder approval.

     In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We are also subject to Section 203 of the Delaware General Corporation Law that, subject to exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that this stockholder became an interested stockholder. The preceding provisions of our charter and bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

ITEM 2. PROPERTIES

     Our headquarters are located in Sunnyvale, California in two buildings in which we lease an aggregate of approximately 32,000 square feet. One lease expires in 2003 and the other expires in 2005. We also lease approximately 5,000 square feet of office space in Richardson, Texas, approximately 3,000 square feet of office space in Long Beach, California and approximately 3,800 square feet of office space in Ottawa, Canada. We also lease small offices in North Andover, Massachusetts, Oak Brook, Illinois and the United Kingdom. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed. We do not own any real estate. For additional information regarding our obligations under leases, see Note 3 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     On March 17, 2000, Stanford University filed a complaint against us in the United States District Court for the Northern District of California alleging, among other things, infringement by us of its trademarks by our use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford

University has requested preliminary and permanent injunctions prohibiting us from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000 the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000 the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of February 15, 2000, Stanford University had not renewed its motion. A trial date was set for July 10, 2001, but the trial date has been vacated and discovery has been suspended pending mediation. We have entered into mediation with Stanford University, with a view toward resolving the case amicably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Price Range of Stanford Microdevices Common Stock

     Stanford Microdevices, Inc. common stock (NASDAQ symbol SMDI) is traded on the NASDAQ National Market. The following table sets forth the range of high and low closing prices for each period indicated, beginning with the second quarter of 2000, the quarter of our initial public offering:

                                                           2000
                                                     ----------------
                                                      HIGH      LOW
                                                     ------    ------
Second quarter.....................................  $47.50    $15.38
Third quarter......................................  $55.31    $32.81
Fourth quarter.....................................  $49.25    $17.75

     We had approximately 392 stockholders of record at February 15, 2001.

  Dividend Policy

     In the past, we have operated as an S corporation for federal tax purposes and we have paid dividends to the holders of our common stock. We became a C corporation in October 1999 and we currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

  Sales of Securities and Use of Proceeds

     The effective date of our Registration Statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-31382), relating to our initial public offering of our common stock was May 24, 2000. Public trading commenced on May 25, 2000. The offering closed on May 31, 2000. The managing underwriters of the public offering were Deutsche Banc Alex. Brown, Banc of America Securities LLC, CIBC World Markets and Robertson Stephens. In the offering (including the exercise of the underwriters' overallotment option on

June 16, 2000), we sold an aggregate of 4,600,000 shares of our common stock for an initial price of $12.00 per share.

     The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of December 31, 2000, approximately all of the net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

ITEM 6. SELECTED FINANCIAL DATA

     The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 have been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                                          YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                                2000       1999      1998      1997      1996
                                                              --------   --------   -------   -------   -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
  Product revenues..........................................  $ 34,427   $ 17,248   $ 7,417   $ 5,963   $ 3,676
  Contract manufacturing revenues...........................       222        817       814       935     1,036
                                                              --------   --------   -------   -------   -------
         Total net revenues.................................    34,649     18,065     8,231   $ 6,898   $ 4,712
Cost of revenues (exclusive of amortization of deferred
  stock compensation of $153 and $140 for the years ended
  December 31, 2000 and 1999, respectively).................    14,651      9,996     4,854     3,970     3,228
                                                              --------   --------   -------   -------   -------
Gross profit................................................    19,998      8,069     3,377     2,928     1,484
Operating expenses:
  Research and development (exclusive of amortization of
    deferred stock compensation of $290 and $31 for the
    years ended December 31, 2000 and 1999, respectively)...     7,964      2,274       932       643       472
  Sales and marketing (exclusive of amortization of deferred stock compensation of $301 and $56 for the years ended
    December 31, 2000 and 1999, respectively)...............     5,940      2,951     1,107       461       373
  General and administrative (exclusive of amortization of
    deferred stock compensation of $573 and $61 for the
    years ended December 31, 2000 and 1999, respectively)...     4,744      2,089       965       659       514
  Special charges(1)........................................      (282)     2,990        --        --        --
  Amortization of deferred stock compensation(1)............     1,317        288        --        --        --
                                                              --------   --------   -------   -------   -------
         Total operating expenses...........................    19,683     10,592     3,004     1,763     1,359
                                                              --------   --------   -------   -------   -------
Income (loss) from operations...............................       315     (2,523)      373     1,165       125
Interest and other income (expense), net....................     2,353         17       (84)      (10)      (13)
Provision for income taxes..................................       800         48        10        50        11
                                                              --------   --------   -------   -------   -------
Net income (loss)...........................................     1,868     (2,554)      279     1,105       101
Accretion of mandatorily redeemable convertible preferred
  stock(1)..................................................   (25,924)   (21,857)       --        --        --
                                                              --------   --------   -------   -------   -------
Net income (loss) applicable to common stockholders.........  $(24,056)  $(24,411)  $   279   $ 1,105   $   101
                                                              ========   ========   =======   =======   =======
Basic and diluted net income (loss) per share applicable to
  common stockholders.......................................  $  (1.09)  $  (1.63)  $  0.02   $  0.07   $  0.01
Shares used to compute basic and diluted net income (loss)
  per share applicable to common stockholders...............    22,032     15,000    15,000    15,000    15,000

---------------
(1) See Notes to Consolidated Financial Statements.

                                                                           AS OF DECEMBER 31,
                                                              ---------------------------------------------
                                                               2000       1999      1998     1997     1996
                                                              -------   --------   ------   ------   ------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $37,683   $ 10,965   $  217   $  486   $  190
Working capital (deficit)...................................   52,972      7,746     (854)     (10)     199
Total assets................................................   82,306     19,719    3,806    3,742    1,649
Long term obligations, less current portion.................    1,010      1,299      813      147       63
Mandatorily redeemable convertible preferred stock..........       --     38,857       --       --       --
Total stockholders' equity (net capital deficiency).........   68,624    (27,912)      10      588      267

QUARTERLY RESULTS OF OPERATIONS

     The following table presents a summary of our consolidated results of operations for our eight most recent quarters ended December 31, 2000. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K. This information includes all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. Results of operations for any quarter are not necessarily indicative of results for any future period.

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                   2000            2000           2000        2000
                                               ------------    -------------    --------    ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.................................    $10,656          $ 8,857       $ 7,872     $  7,264
Gross profit.................................      6,257            4,875         4,487        4,379
Special charges(1)...........................       (282)              --            --           --
Amortization of deferred stock
  compensation(1)............................        345              345           321          306
Income (loss) from operations................        913             (595)         (179)         176
Net income (loss)............................      1,294              250           118          206
Accretion of mandatorily redeemable
  convertible preferred stock(1).............         --               --            --      (25,924)
Net income (loss) applicable to common
  stockholders...............................      1,294              250           118      (25,718)
Net income (loss) per share applicable to
  common stockholders:
  Basic......................................    $  0.05          $  0.01       $  0.01     $  (1.71)
  Diluted....................................    $  0.04          $  0.01       $  0.00     $  (1.71)
Shares used to compute net income (loss) per
  share applicable to common stockholders:
  Basic......................................     26,778           26,342        20,007       15,000
  Diluted....................................     31,372           31,323        28,530       15,000

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                   1999            1999           1999        1999
                                               ------------    -------------    --------    ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.................................    $  5,707         $ 4,973       $ 4,508      $ 2,877
Gross profit.................................       2,373           2,510         1,964        1,222
Special charges(1)...........................       2,990              --            --           --
Amortization of deferred stock
  compensation(1)............................         177             111            --           --
Income (loss) from operations................      (3,660)            682           296          159
Net income (loss)............................      (3,540)            626           246          114
Accretion of mandatorily redeemable
  convertible preferred stock(1).............     (21,857)             --            --           --
Net income (loss) applicable to common
  stockholders...............................     (25,397)            626           246          114
Net income (loss) per share applicable to
  common stockholders:
  Basic......................................    $  (1.69)        $  0.04       $  0.02      $  0.01
  Diluted....................................    $  (1.69)        $  0.04       $  0.02      $  0.01
Shares used to compute net income (loss) per
  share applicable to common stockholders:
  Basic......................................      15,000          15,000        15,000       15,000
  Diluted....................................      15,000          16,543        16,218       15,000

---------------
(1) See Notes to Consolidated Financial Statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above under "Risk Factors."

OVERVIEW

     We are a leading designer and supplier of high performance RF components for communications equipment manufacturers. Our products are used primarily in wireless communications equipment to enable and enhance the transmission and reception of voice and data signals.

     We derive a majority of our revenues from the sale of standard RF components, which we develop from our own specifications and sell primarily through distributors. In early 2000, we launched a separate business unit focused on designing customized products for specific mobile wireless RF applications for communications equipment manufacturers. These products are still in development and we do not expect to generate material revenues from this business unit until 2002.

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

     From 1986 to 1995, we generated revenues primarily from design services and contract manufacturing services for RF components. Net revenues from contract manufacturing services as a percentage of our total net revenues declined significantly from 1996 to 2000. Contract manufacturing customers represented less than 10% of our total net revenues in 2000, 1999 and 1998. In 1999, we made the strategic decision to discontinue our contract manufacturing services although we continued to fulfill our contractual obligations through March 31, 2000. There were no employee terminations, facilities charges, disposals of assets or other costs associated with our decision to discontinue our contract manufacturing services. We do not expect this decision to have a material impact on our ongoing results of operations, liquidity or capital resources.

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

     Two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, and a private label reseller of our products, Minicircuits Laboratories, accounted for a substantial portion of our net revenues in 2000, 1999 and 1998. Sales to Minicircuits Laboratories represented 31% of net revenues in 2000, 41% of net revenues in 1999 and 36% of net revenues in 1998. Richardson Electronics Laboratories represented 39% of net revenues in 2000, 38% of net revenues in 1999 and 40% of net revenues in 1998. Avnet Electronics Marketing represented 20% of net revenues in 2000, 13% of net revenues in 1999 and 11% of net revenues in 1998. Richardson Electronics Laboratories and Avnet Electronics Marketing distribute our products to a large number of end customers. We anticipate that sales through distributors and to one or more private label resellers will continue to account for a substantial portion of our net revenues.

     Three of our product lines accounted for a significant portion of our net revenues in 2000. Sales of our GaAs HBT products accounted for 62% of our net revenues in 2000. Sales of our SiGe HBT products accounted for 17% of our net revenues in 2000. Sales of our Hfet discrete devices accounted for 11% of our net revenues in 2000. In 1999 and 1998, sales of our GaAs HBT products accounted for the significant majority of our net revenues.

     Cost of revenues consists primarily of the costs of wafers from our third-party wafer fabs, costs of packaging performed by third-party vendors, costs of testing, costs associated with procurement, production control, quality assurance and manufacturing engineering and provisions for excess and obsolete inventory. We subcontract our wafer manufacturing and packaging and do only final testing and tape and reel assembly at our facilities.

     Historically, gross margins on our sales through our distributors, to private label resellers and our direct customers have differed materially from each other. As a result, the relative mix of these sales affects our gross margin. In addition, we offer a broad range of products in multiple technologies that have different gross margins. As a result, the relative mix of products sales by technology and within each technology affects our gross margins.

     We do not recognize revenue from our sales to distributors until shipment to the distributor's customer. We record the deferred margin on distributor inventory on our balance sheet. As a result, the level of inventory at our distributors can affect our reported gross margin for any particular period.

     The gross margin on sales to our private label reseller is traditionally lower than that on our distributor or direct sales. We generally charge lower prices to our private label reseller due to its commitment to higher volumes on particular parts, its absorption of the risk of inventory obsolescence and its agreement to incur the sales and marketing costs for the parts.

     Through December 31, 2000, one packaging firm, MPI Corporation in Manila, Philippines, packaged a significant amount of our products. MPI also performed substantially all of the manufacturing that related to our contract manufacturing services. Relatives of our founding stockholders own MPI. Although we utilized four additional packaging subcontractors in 2000, we anticipate that MPI will continue to account for a significant amount of our packaging in the near future.

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

     In recent years we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Our full-time employees increased to 122 at December 31, 2000 from 77 at December 31, 1999. We expect to continue to spend significantly in these areas as we continue to grow.

     In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2000 and 1999, we amortized $1.3 million and $288,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     In October 1999, we issued 5,647,839 shares of mandatorily redeemable convertible preferred stock at $3.01 per share for net proceeds of approximately $17.0 million. The holders of the mandatorily redeemable convertible preferred stock had various rights and preferences, including, but not limited to, redemption rights. In the first quarter of 2000 and the fourth quarter of 1999, we recorded an increase to our accumulated deficit of $25.9 million and $21.9 million, respectively, related to the accretion of the mandatorily redeemable convertible preferred stock to our estimate of its fair value to reflect its redemption value. As a result, net income available to common stockholders was reduced. Upon the completion of our initial public offering, the mandatorily redeemable convertible preferred stock was converted into shares of common stock and, accordingly, we did not incur any additional accretion charges. We believe the mandatorily redeemable convertible preferred stock is presented at redemption value as of December 31, 1999.

     We began operations in 1985 and began to generate revenues in 1987. Until October 1999, we were organized as an S corporation for federal tax reporting purposes and were wholly owned by our founders. In October 1999, we revoked our election to be treated as an S corporation under the Internal Revenue Code.

RESULTS OF OPERATIONS

     The following table shows selected statement of operations data expressed as a percentage of net revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net revenues:
  Product revenues..........................................   99.4%     95.5%     90.1%
  Contract manufacturing revenues...........................    0.6%      4.5%      9.9%
                                                              -----     -----     -----
          Total net revenues................................  100.0%    100.0%    100.0%
Cost of revenues (exclusive of amortization of deferred
  stock compensation).......................................   42.3%     55.3%     59.0%
                                                              -----     -----     -----
Gross profit................................................   57.7%     44.7%     41.0%
Operating expenses:
  Research and development (exclusive of amortization
     deferred stock compensation)...........................   23.0%     12.6%     11.3%
  Sales and marketing (exclusive of amortization deferred
     stock compensation)....................................   17.1%     16.3%     13.5%
  General and administrative (exclusive of amortization
     deferred stock compensation)...........................   13.7%     11.6%     11.7%
  Special Charges...........................................   (0.8)%    16.5%      0.0%
  Amortization of deferred stock compensation...............    3.8%      1.6%      0.0%
                                                              -----     -----     -----
Total operating expenses....................................   56.8%     58.6%     36.5%
                                                              -----     -----     -----
Income (loss) from operations...............................    0.9%    (13.9)%     4.5%
Interest and other income (expense), net....................    6.8%      0.1%     (1.0)%
Provision for income taxes..................................    2.3%      0.3%      0.1%
                                                              -----     -----     -----
Net income (loss)...........................................    5.4%    (14.1)%     3.4%
                                                              =====     =====     =====

COMPARISON OF 2000 AND 1999

  Net Revenues

     Net revenues increased to $34.6 million in 2000 from $18.1 million in 1999. This increase was the result of increased sales of new products, more effective marketing of our products by us and our distributors, increased availability of our products due to higher inventory levels at our distributors and at our facility and a favorable mix of products sold through both our direct and distribution channels. Sales through our distributors were 59% of net revenues in 2000 and 51% of net revenues in 1999. Sales to our direct customers comprised 41% of net revenues in 2000, of which 31% of net revenues was to our private label reseller, 9% of net revenues was to our factory direct customers and 1% of net revenues was from contract manufacturing services, no longer provided by the Company. Sales to our direct customers comprised 49% of net revenues in 1999, of which 41% of net revenues was to our private label reseller, 3% of net revenues was to our factory direct customers and 5% of net revenues was from contract manufacturing services. Sales of our new SiGe and InGaP products were approximately 22% of our total net revenues in 2000 compared to 0% in 1999.

  Cost of Revenues

     Cost of revenues increased to $14.7 million in 2000 from $10.0 million in 1999 primarily as a result of increased manufacturing spending related to direct and indirect labor, depreciation, and facilities which added costs of approximately $1.8 million. The increase was also the result of increased volume related material and subcontractor costs, and increased inventory reserves. Operations personnel increased to 38 at December 31, 2000 from 26 at December 31, 1999.

  Gross Profit

     Gross profit increased to $20.0 million in 2000 from $8.1 million in 1999. Gross margin increased to 58% in 2000 from 45% in 1999. This increase is primarily attributable to a decrease in wafer and packaging costs from our subcontractors due to higher volumes, better utilization of our own testing operations and sales of higher margin products.

  Operating Expenses

     Research and Development. Research and development expenses increased to $8.0 million in 2000 from $2.3 million in 1999. This increase is primarily the result of increased salaries and salary related expenses, which added costs of approximately $2.6 million, increased expenses for engineering materials, which added costs of approximately $1.8 million, software and equipment depreciation charges and the opening of additional research and development design centers. We opened a design center in Long Beach, California in August of 1999 and in Ottawa, Canada in December of 1999. In addition, we recently opened a design center in North Andover, Massachusetts in September of 2000, but have yet to incur significant expenses at that facility. We anticipate that we will open additional design centers in other locations in future periods. Research and development personnel increased to 38 at December 31, 2000 from 18 at December 31, 1999. We expect that the absolute dollar amount of research and development expenses will continue to increase as we make additional investments in our technology and products.

     Sales and Marketing. Sales and marketing expenses increased to $5.9 million in 2000 from $3.0 million in 1999. This increase is primarily the result of increased salaries and salary related expenses, which added costs of approximately $2.5 million, commissions to outside sales representatives, which added costs of approximately $223,000, and the opening of additional facilities. We opened our Long Beach facility in August of 1999 and a second Sunnyvale, California facility in March of 2000. Sales and marketing personnel increased to 26 at December 31, 2000 from 19 at December 31, 1999. We expect increases in sales and marketing expenses to continue in future periods as we continue to hire additional marketing and sales employees.

     General and Administrative. General and administrative expenses increased to $4.7 million in 2000 from $2.1 million in 1999. This increase is primarily the result of increased salaries and salary related expenses, which added costs of approximately $1.7 million, professional fees, which added costs of approximately $460,000 and the opening of our second Sunnyvale facility. General and administrative personnel increased to 20 at December 31, 2000 from 14 at December 31, 1999. We expect general and administrative expenses to increase in absolute dollars in future periods as we expand our administrative staff to support the growth of our operations.

     Special Charges. In the fourth quarter of 1999, we paid a cash dividend of $4.0 million to our common stockholders in connection with our Series A preferred stock financing. This amount has been recorded in stockholders' equity as a distribution to stockholders. We paid a total of $3.0 million to common stockholders and officers of Stanford Microdevices in December 1999 as a special bonus to assist these officers with respect to their federal or state taxes associated with the payment of the dividend and certain other items. We recorded the $3.0 million as a special charge in the consolidated statement of operations as this amount represents a non-recurring transaction that we do not consider to be reflective of our ongoing operations. In 2000, the above individuals filed their tax returns and refunded $282,000 to us, representing the excess amount of bonus received compared to their actual federal and state tax liability. We recorded the receipt of the $282,000 as special charges in the statement of operations, consistent with the presentation of that in the preceding fiscal year.

     Amortization of Deferred Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2000 and 1999, we amortized $1.3 million and $288,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

  Interest and Other Income (Expense), Net

     Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities and interest expense from capital lease financing obligations and borrowings under our bank line of credit. We had net interest and other income of $2.4 million in 2000 and $17,000 in 1999. The increase in net interest and other income in 2000 compared to 1999 is attributable to higher cash and cash equivalents and available-for-sale securities in 2000, resulting from proceeds received upon completion of our initial public offering.

  Provision for Income Taxes

     We elected to be taxed as an S corporation under the Internal Revenue Code through October 4, 1999. Consequently, our stockholders were taxed on their proportionate share of our taxable income and no provision for federal income taxes has been provided in the statement of operations for the period from January 1, 1999 through October 4, 1999 and the year ended December 31, 1998.

     Our provision for income taxes in 2000 was $800,000. Our effective tax rate was 30%, which is lower than the federal statutory rate of 34%, as a result of the net effect of utilization of tax net operating loss carryforwards, partially offset by non-deductible amortization of deferred stock compensation. The provision for income taxes of $48,000 in 1999 reflects state franchise taxes. Our future effective tax rates could be adversely affected by the mix of income among tax jurisdictions and our ability to realize the benefit of our deferred tax assets.

     As of December 31, 2000 we had net deferred tax assets of $2.3 million. Realization of these assets is dependent on our ability to generate future taxable income. We believe that it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We will continue to evaluate the realizability of the deferred tax assets quarterly and assess the need for an increase in the valuation allowance.

     As of December 31, 2000, we had net operating loss carryforwards for federal and state tax purposes of approximately $7.7 million and $3.4 million, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards expire beginning in 2019 and 2004, respectively, if not utilized. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

COMPARISON OF 1999 AND 1998

  Net Revenues

     Net revenues increased to $18.1 million in 1999 from $8.2 million in 1998. This increase was the result of more effective promotion of our products by us and our distributors, increased demand from our private label reseller and increased availability of our products due to higher inventory levels at our distributors and at our facility. Sales through our distributors were 51% of net revenues in 1999 and 1998. Sales to our private label reseller comprised 41% of net revenues in 1999 and 36% of net revenues in 1998. Contract manufacturing comprised 5% of net revenues in 1999 and 10% of net revenues in 1998.

  Cost of Revenues

     Cost of revenues increased to $10.0 million in 1999 from $4.9 million in 1998. This increase was the result of volume-related added costs for more material, which added costs of approximately $3.4 million, personnel, which added costs of approximately $850,000, and the depreciation expense for additional manufacturing equipment. Operations personnel increased to 26 in 1999 from 13 in 1998.

  Gross Profit

     Gross profit increased to $8.1 million in 1999 from $3.4 million in 1998. Gross margin increased to 45% in 1999 from 41% in 1998. This increase is primarily attributable to a decrease in wafer and packaging costs from our subcontractors due to our higher volumes, better utilization of our own testing operations, and a decrease in contract manufacturing revenues as a percentage of our total revenues.

  Operating Expenses

     Research and Development. Research and development expenses increased to $2.3 million in 1999 from $932,000 in 1998. This increase is primarily attributable to the addition of new personnel, which added costs of approximately $621,000, increased expenses for engineering materials related to new product development, which added costs of approximately $429,000 and the opening of additional design centers. We opened a design center in Richardson, Texas in the second half of 1998 and a design center in Long Beach, California in August of 1999. We opened a design center in Ottawa, Canada in December of 1999. Research and development personnel increased to 18 in 1999 from four in 1998.

     Sales and Marketing. Sales and marketing expenses increased to $3.0 million from $1.1 million in 1998. This increase is primarily attributable to increased personnel, which added costs of approximately $652,000, commissions to outside sales representatives, which added costs of approximately $293,000 and expenses related to the opening of our Long Beach facility. Sales and marketing personnel increased to 19 in 1999 from four in 1998.

     General and Administrative. General and administrative expenses increased to $2.1 million in 1999 from $965,000 in 1998. This increase is primarily attributable to increased personnel, which added costs of approximately $589,000, professional fees and compensation expense of $474,000 resulting from stock options granted to non-employees. General and administrative personnel increased to 14 in 1999 from three in 1998.

  Interest and Other Income (Expense), Net

     Interest and other income (expense), net includes income from our cash investments and interest expense from capital lease financing obligations and borrowings under our bank line of credit. We had net interest and other income of $17,000 in 1999 and net interest and other expense of $84,000 in 1998.

  Provision for Income Taxes

     The provisions for income taxes of $48,000 in 1999 and $10,000 in 1998 reflect state franchise taxes. We did not recognize any tax benefit for our 1999 losses and fully reserved our deferred tax assets because of our inability to predict with reasonable certainty sufficient future taxable income. In addition, no tax planning strategies or net operating loss carryback opportunities were available at December 31, 1999. Accordingly, we concluded that it was more likely that the deferred tax assets would not be realized and we recorded a valuation allowance of $2.7 million.

     As of December 31, 1999, we had net operating loss carryforwards for federal and state tax purposes of approximately $1.5 million and $703,000, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards expire in 2019 and 2004, respectively, if not utilized. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through cash generated from operations, equipment lease financing, the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000. As of December 31, 2000, we had cash and cash equivalents of $37.7 million and working capital of $53.0 million.

     Our operating activities provided cash of $2.0 million in 2000, $560,000 in 1999 and $1.3 million in 1998. In 2000, cash provided by operating activities was primarily attributable to net income of $1.9 million, an increase in deferred margin on distributor inventory of $3.7 million, accrued compensation and other of $1.9 million, a tax benefit from employee stock plans of $3.0 million and non-cash charges related to depreciation and amortization of $1.7 million and amortization of deferred stock compensation of $1.3 million. These were partially offset by increases in accounts receivable of $2.3 million, inventories of $4.9 million, deferred tax assets and other of $2.3 million and other assets of $1.7 million. In 1999, cash provided by operating activities was primarily attributable to increases in accounts payable of $1.9 million, deferred margin on distributor inventory of $1.8 million, accrued compensation and other of $523,000 and non-cash charges related to deferred stock compensation amortization, stock option compensation and depreciation and amortization. These were partially offset by increases in accounts receivable of $752,000, inventories of $1.3 million and other assets of $486,000. In 1998, cash provided by operating activities was primarily attributable to a $471,000 decrease in accounts receivable and non-cash charges related to stock option compensation and depreciation and amortization. These were partially offset by an increase in accounts payable of $217,000 and deferred margin on distributor inventory of $130,000.

     Our investing activities used cash of $25.8 million in 2000, $1.9 million in 1999 and $41,000 in 1998. Our investing activities reflect purchases of available-for-sale securities, manufacturing equipment and other fixed assets.

     Our financing activities provided cash of $50.6 million in 2000 and $12.0 million in 1999 and used cash of $1.5 million in 1998. In 2000, cash provided by financing activities was primarily the result of net proceeds from the issuance of common stock in our initial public offering of $49.8 million. In 1999, cash provided by financing activities primarily resulted from $17.0 million of proceeds received from the issuance of mandatorily redeemable convertible preferred stock. This was partially offset by dividends paid to our stockholders of $4.4 million and equipment lease financing of $573,000. In 1998, cash used in financing activities consisted of distributions to stockholders of $1.1 million and equipment lease financing of $435,000.

     Our December 31, 2000 net loss applicable to common stockholders includes $25.9 million of accretion charges to increase the carrying amount of our mandatorily redeemable convertible preferred stock to the amount we would be required to pay if this preferred stock were to be redeemed. Our December 31, 1999 net loss applicable to common stockholders includes a similar accretion charge of $21.9 million. Upon the completion of our initial public offering, the mandatorily redeemable convertible preferred stock was converted into shares of common stock and, accordingly, we did not incur any additional accretion charges.

     We maintain an unsecured credit facility with a financial institution that includes a $10.0 million line of credit that expires in June of 2001. Borrowings under the revolving credit line may be made and repaid from time to time and bear interest at the base rate, as announced by the lender, minus 0.5%, or at LIBOR plus 2.25%. At December 31, 2000, there were no outstanding amounts under this credit facility.

     We currently anticipate that our current available cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, although no assurance can be given in this regard. If we require additional capital resources to grow our business, execute our operating plans, or acquire complimentary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in additional dilution to our stockholders.

INDUSTRY TRENDS AND MARKET CONDITIONS

     In the first quarter of 2001, companies throughout the worldwide telecommunication industry announced anticipated slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers have resulted in a slowdown in our current shipment levels and reduced our visibility regarding forecasted shipments for the remainder of 2001. As a result, on March 12, 2001, we lowered our previously announced expectations for our financial results for the quarter ending on March 31, 2001 and for the fiscal year ending December 31, 2001. The resulting revenue decline appears to be having an effect across our channels, customer categories, products and technologies. On March 12, 2001, we also announced plans to reduce our expenses in line with our lowered revenue expectations. If the macro-industry trends describe above were to continue or worsen, it would likely result in lower sales for our products, higher write-offs for our inventory, and further actions to reduce our operating expenses all of which could have a material adverse effect on our results of operations and the market price of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133, as amended, applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. We will adopt FAS 133 in 2001. We do not currently utilize derivative financial instruments and as a result, the adoption of FAS 133 will have not an impact on our consolidated financial position, results of operations or cash flows.

     In December of 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC, and is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 had no impact on our financial position or results of operations.

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

     FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 had no material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At December 31, 2000, our cash and cash equivalents consisted primarily of bank deposits, money market funds and commercial paper and our short-term investments and long-term investments consisted of commercial paper and federal agency and related securities. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, short-term investments and long-term investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   33
Consolidated Balance Sheets -- December 31, 2000 and 1999...   34
Consolidated Statements of Operations -- Years ended
  December 31, 2000, 1999 and 1998..........................   35
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2000, 1999 and 1998....................   36
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000, 1999 and 1998..........................   37
Notes to Consolidated Financial Statements..................   38

     The unaudited quarterly results of operations for our two most recent fiscal years contained in Part II, Item 6 of this annual report and are incorporated herein by this reference.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors
Stanford Microdevices, Inc.

We have audited the accompanying consolidated balance sheets of Stanford Microdevices, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index as Item 14.(a)(2). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stanford Microdevices, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
January 18, 2001

                          STANFORD MICRODEVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                    +ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 37,683        $ 10,965
  Short-term investments....................................      13,444              --
  Accounts receivable, net of allowance for doubtful
     accounts of $59 and $100 at December 31, 2000 and
     1999...................................................       3,946           1,681
  Inventories...............................................       7,107           2,227
  Deferred tax assets and other.............................       3,464             348
                                                                --------        --------
          Total current assets..............................      65,644          15,221
Property and equipment, net.................................       8,388           4,271
Long-term investments.......................................       7,204              --
Other assets................................................       1,070             227
                                                                --------        --------
          Total assets......................................    $ 82,306        $ 19,719
                                                                ========        ========

             LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                    AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable..........................................    $  2,071        $  2,493
  Accrued compensation and other............................       2,912             972
  Deferred margin on distributor inventory..................       6,942           3,287
  Capital lease obligations, current portion................         747             723
                                                                --------        --------
          Total current liabilities.........................      12,672           7,475
Capital lease obligations...................................       1,010           1,299
Mandatorily redeemable convertible preferred stock..........          --          38,857
Commitments
Stockholders' equity (net capital deficiency)
  Preferred stock, $0.001 par value:
     Authorized shares -- 5,000,000 and none at December 31,
     2000 and 1999
     Issued and outstanding shares -- none at December 31,
     2000 and 1999..........................................          --              --
  Common stock, $0.001 par value:
     Authorized shares -- 200,000,000 and 30,000,000 at
     December 31, 2000 and 1999
     Issued and outstanding shares -- 27,204,739 and
     15,000,000 at December 31, 2000 and 1999...............          27              15
  Additional paid-in capital................................     125,286           5,342
  Deferred stock compensation...............................      (3,619)         (4,255)
  Accumulated deficit.......................................     (53,070)        (29,014)
                                                                --------        --------
          Total stockholders' equity (net capital
            deficiency).....................................      68,624         (27,912)
                                                                --------        --------
          Total liabilities, mandatorily redeemable
            convertible preferred stock and stockholders'
            equity (net capital deficiency).................    $ 82,306        $ 19,719
                                                                ========        ========

                            See accompanying notes.

                          STANFORD MICRODEVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000        1999       1998
                                                              --------    --------    ------
Net revenues:
  Product revenues..........................................  $ 34,427    $ 17,248    $7,417
  Contract manufacturing revenues...........................       222         817       814
                                                              --------    --------    ------
          Total net revenues................................    34,649      18,065     8,231
Cost of revenues (exclusive of amortization of deferred
  stock compensation of $153 and $140 for the years ended
  December 31, 2000 and 1999, respectively).................    14,651       9,996     4,854
                                                              --------    --------    ------
Gross profit................................................    19,998       8,069     3,377
Operating expenses:
  Research and development (exclusive of amortization
     deferred stock compensation of $290 and $31 for the
     years ended December 31, 2000 and 1999,
     respectively)..........................................     7,964       2,274       932
  Sales and marketing (exclusive of amortization deferred
     stock compensation of $301 and $56 for the years ended
     December 31, 2000 and 1999, respectively)..............     5,940       2,951     1,107
  General and administrative (exclusive of amortization
     deferred stock compensation of $573 and $61 for the
     years ended December 31, 2000 and 1999,
     respectively)..........................................     4,744       2,089       965
  Special charges...........................................      (282)      2,990        --
  Amortization of deferred stock compensation...............     1,317         288        --
                                                              --------    --------    ------
          Total operating expenses..........................    19,683      10,592     3,004
                                                              --------    --------    ------
Income (loss) from operations...............................       315      (2,523)      373
Interest expense............................................       196         167        97
Interest and other income, net..............................     2,549         184        13
                                                              --------    --------    ------
Income (loss) before taxes..................................     2,668      (2,506)      289
Provision for income taxes..................................       800          48        10
                                                              --------    --------    ------
Net income (loss)...........................................     1,868      (2,554)      279
Accretion of mandatorily redeemable convertible preferred
  stock.....................................................   (25,924)    (21,857)       --
                                                              --------    --------    ------
Net income (loss) applicable to common stockholders.........  $(24,056)   $(24,411)   $  279
                                                              ========    ========    ======
Basic and diluted net income (loss) per share applicable to
  common stockholders.......................................  $  (1.09)   $  (1.63)   $ 0.02
Shares used to compute basic and diluted net income (loss)
  per share applicable to common stockholders...............    22,032      15,000    15,000
                                                              ========    ========    ======

                            See accompanying notes.

                          STANFORD MICRODEVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                          TOTAL
                                                                                         RETAINED     STOCKHOLDERS'
                                        COMMON STOCK       ADDITIONAL     DEFERRED       EARNINGS         EQUITY
                                     -------------------    PAID-IN        STOCK       (ACCUMULATED    (NET CAPITAL
                                       SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT)      DEFICIENCY)
                                     ----------   ------   ----------   ------------   ------------   --------------
BALANCE AT DECEMBER 31, 1997.......  15,000,000    $15      $     --      $    --        $    573        $    588
  Compensation expense related to
    stock options to
    non-employees..................          --     --           210           --              --             210
  Distributions to stockholders....          --     --            --           --          (1,067)         (1,067)
  Net income and comprehensive net
    income.........................          --     --            --           --             279             279
                                     ----------    ---      --------      -------        --------        --------
BALANCE AT DECEMBER 31, 1998.......  15,000,000     15           210           --            (215)             10
  Compensation expense related to
    stock options to
    non-employees..................          --     --           589           --              --             589
  Deferred stock compensation......          --     --         4,543       (4,543)             --              --
  Amortization of deferred stock
    compensation...................          --     --            --          288              --             288
  Accretion of mandatorily
    redeemable convertible
    preferred stock................          --     --            --           --         (21,857)        (21,857)
  Distributions to stockholders....          --     --            --           --          (4,388)         (4,388)
  Net loss and comprehensive net
    loss...........................          --     --            --           --          (2,554)         (2,554)
                                     ----------    ---      --------      -------        --------        --------
BALANCE AT DECEMBER 31, 1999.......  15,000,000     15         5,342       (4,255)        (29,014)        (27,912)
  Issuance of common stock.........   4,600,000      5        49,784           --              --          49,789
  Conversion of mandatorily
    redeemable convertible
    preferred stock into common
    stock..........................   5,647,839      6        64,775           --              --          64,781
  Net exercise of warrants.........     687,500     --            --           --              --              --
  Compensation expense related to
    stock options to
    non-employees..................          --     --            63           --              --              63
  Deferred stock compensation......          --                  681         (681)             --              --
  Amortization of deferred stock
    compensation...................          --     --            --        1,317              --           1,317
  Accretion of mandatorily
    redeemable convertible
    preferred stock................          --     --            --           --         (25,924)        (25,924)
  Tax benefit from employee stock
    plans..........................          --     --         3,024           --              --           3,024
  Common stock issued under
    employee stock plans...........   1,269,400      1         1,617           --              --           1,618
  Net income and comprehensive net
    income.........................          --     --            --           --           1,868           1,868
                                     ----------    ---      --------      -------        --------        --------
BALANCE AT DECEMBER 31, 2000.......  27,204,739    $27      $125,286      $(3,619)       $(53,070)       $ 68,624
                                     ==========    ===      ========      =======        ========        ========

                            See accompanying notes.

                          STANFORD MICRODEVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  1,868    $(2,554)   $   279
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     1,689        547        391
  Compensation expense related to stock options.............        63        589        210
  Amortization of deferred stock compensation...............     1,317        288         --
  Tax benefit from employee stock plans.....................     3,024         --         --
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (2,265)      (752)       471
     Inventories............................................    (4,880)    (1,258)       123
     Other assets...........................................    (1,654)      (486)       128
     Deferred tax assets and other..........................    (2,277)        --         --
     Accounts payable.......................................      (422)     1,910       (217)
     Accrued compensation and other.........................     1,876        523         19
     Deferred margin on distributor inventory...............     3,655      1,753       (130)
                                                              --------    -------    -------
          Net cash provided by operating activities.........     1,994        560      1,274
INVESTING ACTIVITIES
Purchases of available-for-sale securities..................   (51,737)        --         --
Proceeds from sales/maturities of available-for-sale
  securities................................................    31,089         --         --
Purchases of property and equipment.........................    (5,931)    (1,851)       (41)
Proceeds from the sale of property and equipment............       753         --         --
                                                              --------    -------    -------
Net cash used in investing activities.......................   (25,826)    (1,851)       (41)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net.................    49,789         --         --
Proceeds from issuance of mandatorily redeemable convertible
  preferred stock...........................................        --     17,000         --
Principal payments on capital lease obligations.............      (857)      (573)      (435)
Proceeds from loan payable..................................        --        200         --
Repayment of loan payable...................................        --       (200)        --
Distributions to stockholders...............................        --     (4,388)    (1,067)
Proceeds from employee stock plans..........................     1,618         --         --
                                                              --------    -------    -------
Net cash provided by (used in) financing activities.........    50,550     12,039     (1,502)
Increase (decrease) in cash.................................    26,718     10,748       (269)
Cash and cash equivalents at beginning of period............    10,965        217        486
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $ 37,683    $10,965    $   217
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $    194    $   167    $    97
Cash paid for income tax....................................  $  1,361    $    24    $    51
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Equipment acquired under capital lease......................  $    612    $ 1,365    $ 1,405
Accretion of mandatorily redeemable convertible preferred
  stock.....................................................  $ 25,924    $21,857    $    --
Deferred stock compensation.................................  $    681    $ 4,543    $    --
Net exercise of warrants....................................  $    688    $    --    $    --
Conversion of mandatorily redeemable convertible preferred
  stock into common stock...................................  $ 64,781    $    --    $    --

                            See accompanying notes.

                          STANFORD MICRODEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     The Company was incorporated in California and began operations in 1985 as Matrix Microassembly Corporation. In 1987, the Company sold its first products and began to generate revenues. The Company began doing business as Stanford Microdevices, Inc. in 1992. In November 1997, the Company reincorporated in Delaware as Stanford Microdevices, Inc. The Company is a leading designer and supplier of high performance RF components for communications equipment manufacturers. Its products are used primarily in wireless and wireline communications equipment to enable and enhance the transmission and reception of voice and data signals. From 1985 through October 1999, the Company was organized as a Subchapter S corporation for federal tax reporting purposes. In October 1999, the Company's election to be treated as an S corporation under the Internal Revenue Code was revoked.

  Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Stanford Microdevices, Canada and Stanford Microdevices UK Limited. Intercompany balances and transactions have been eliminated.

     Through December 31, 1999, the Company operated on calendar fiscal quarters and a fiscal year ending December 31. Beginning in 2000, the Company operated on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ended on December 31. For presentation purposes, the accompanying interim financial statements refer to the quarter's calendar month end for convenience.

  Foreign Currency Translation

     The Company uses the U.S. dollar as its functional currency for Stanford Microdevices, Canada and Stanford Microdevices UK Limited. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates and revenues and expenses are remeasured at average exchange rates in effect during the period. Transaction gains and losses resulting from the process of remeasurement were not material in any period presented.

  Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Revenue from product sales to customers, other than distributors, is generally recognized at the time the product is shipped, title has transferred, and no obligations remain. In circumstances where a customer delays acceptance of our product, the Company defers recognition of the revenue until acceptance. To date, the Company has not had customers delay acceptance of its products. A provision is made for estimated product returns as shipments are made. Product returns for nondistributor customers were not material for any period presented. Contract manufacturing revenue is recognized at the time of shipment of completed assemblies when no further obligations remain.

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

     The Company grants its distributors limited rights of return and certain price adjustments on unsold inventory held by the distributors. Under the Company's rights of return policy, its distributors may exchange product currently in their inventory for other of the Company's product. This policy is designed to allow the Company's distributors to efficiently obtain product that they want. In practice, the Company will exchange a reasonable amount of inventory requested by its distributors.

     Under the Company's price adjustment policy, the Company will accept credits from its distributors on previous sales to them. These credits are designed to allow the distributors to pass back to the Company discounts they were forced to grant to their end customers due to competitive pricing situations. In practice, the Company will accept reasonable credit requests from its distributors.

     The Company has limited control over the extent to which products sold to distributors are sold to third party customers. Accordingly, the Company recognizes revenues on sales to distributors at the time its products are sold by the distributors to third party customers. The recognition of sales to distributors and the related gross profit on the products held by distributors is deferred until the sale to the third party customer. The deferred gross profit is included as "deferred margin on distributor inventory" in the accompanying balance sheets.

  Advertising Expenses

     The Company expenses its advertising costs in the period in which they are incurred. Advertising expense was $575,000 in 2000, $366,000 in 1999 and $134,000 in 1998.

  Research and Development Costs

     Research and development costs are charged to expense as incurred.

  Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

     Cash equivalents consist of financial instruments which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company's cash and cash equivalents as of December 31, 2000, 1999 and 1998 consisted primarily of bank deposits, commercial paper and money market funds issued or managed by large financial institutions in the United States. Cash equivalents are carried at cost which approximates fair value. Short-term investments and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. At December 31, 2000, all of the Company's available-for-sale securities were invested in financial instruments with a rating of A-1 and P-1 or 3A, as rated by Moody's or Standard & Poor's, respectively. The estimated fair market values of cash equivalents, short-term investments and long-term investments are based on quoted market prices.

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

     Cash equivalents, short-term investments and long-term investments as of December 31, 2000 were as follows (in thousands):

                                                                  DECEMBER 31, 2000
                                                 ----------------------------------------------------
                                                                GROSS         GROSS        ESTIMATED
                                                 AMORTIZED    UNREALIZED    UNREALIZED    FAIR MARKET
                                                   COST          GAIN          LOSS          VALUE
                                                 ---------    ----------    ----------    -----------
Money market funds.............................   $10,119          --            --         $10,119
Commercial paper...............................     9,436          --            --           9,436
Federal agency and related securities..........    37,946          --            --          37,946
                                                  -------       -----         -----         -------
                                                  $57,501          --            --         $57,501
                                                  =======                                   =======
Included in cash equivalents...................   $36,853          --            --         $36,853
Included in short-term investments.............    13,444          --            --          13,444
Included in long-term investments..............     7,204          --            --           7,204
                                                  -------       -----         -----         -------
                                                  $57,501          --            --         $57,501
                                                  =======                                   =======

     The amortized cost and estimated fair value of investments in debt securities as of December 31, 2000, by contractual maturity, were as follows (in thousands):

                                                                     ESTIMATED
                                                           COST      FAIR VALUE
                                                          -------    ----------
Due in 1 year or less...................................  $50,297     $50,297
Due in 1 - 2 years......................................    7,204       7,204
                                                          -------     -------
          Total investments in debt securities..........  $57,501     $57,501
                                                          =======     =======

     Cash equivalents as of December 31, 1999 were as follows (in thousands):

                                                                  DECEMBER 31, 1999
                                                 ----------------------------------------------------
                                                                GROSS         GROSS        ESTIMATED
                                                 AMORTIZED    UNREALIZED    UNREALIZED    FAIR MARKET
                                                   COST          GAIN          LOSS          VALUE
                                                 ---------    ----------    ----------    -----------
Cash equivalents:
  Money market funds...........................   $    53          --            --         $    53
  Commercial paper.............................    10,800          --            --          10,800
                                                  -------       -----         -----         -------
          Total cash equivalents...............   $10,853          --            --         $10,853
                                                  =======                                   =======

  Concentrations of Credit Risk, Customers and Suppliers

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash equivalents, short-term investments and long-term investments with high-credit-quality financial institutions, primarily in money market accounts, commercial paper and federal agency and related securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents, short-term investments or long-term investments.

     The Company's accounts receivables are primarily derived from revenue earned from customers located in the United States. Sales to foreign customers are generally denominated in U.S. dollars, minimizing currency risk to the Company. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

     A relatively small number of customers, which includes the Company's distributors, account for a significant percentage of the Company's net revenues. For the year ended December 31, 2000, three customers accounted for approximately 39%, 31% and 20% of net revenues, respectively. For the year ended December 31, 1999, three customers accounted for approximately 41%, 38% and 13% of net revenues, respectively. For the year ended December 31, 1998, three customers accounted for approximately 40%, 36% and 11% of net revenues, respectively. The Company expects that the sale of its products to a limited number of customers, including its distributors, may continue to account for a high percentage of net revenues for the foreseeable future.

     Currently, the Company relies on a limited number of suppliers of materials and labor for the significant majority of its product inventory but is pursuing alternative suppliers. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

  Inventories

     Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value).

     The Company produces inventories based on orders received and forecasted demand and must order wafers and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company's markets are volatile, subject to technological and price changes as well as inventory reduction programs by the Company's customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. As a result, demand will differ from forecasts, and such a difference may have a material effect on actual results of operations.

     The components of inventories are as follows:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
Inventories:
  Raw materials............................................  $2,648    $  914
  Work-in-process..........................................   3,211       659
  Finished goods...........................................   1,248       654
                                                             ------    ------
          Total............................................  $7,107    $2,227
                                                             ======    ======

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

  Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. The Company periodically performs reviews to evaluate the recoverability of its property and equipment based upon expected undiscounted cash flows and recognizes impairment from the carrying value of property and equipment, if any, based on the fair value of such assets. No asset impairment occurred in any of the periods presented. Property and equipment are as follows:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
                                                             (IN THOUSANDS)
Property and equipment:
  Machinery and equipment.................................  $ 7,662    $3,600
  Computer equipment and software.........................    2,432     1,274
  Furniture and fixtures..................................      292       101
  Leasehold improvements..................................      754       389
                                                            -------    ------
          Total...........................................  $11,140    $5,364
  Less accumulated depreciation and amortization..........    2,752     1,093
                                                            -------    ------
Property and equipment, net...............................  $ 8,388    $4,271
                                                            =======    ======

  Income Taxes

     The Company previously elected to be taxed as an S corporation under Subchapter S of the Internal Revenue Code. Consequently, the stockholders were taxed on their proportionate share of the Company's taxable income and no provision for Federal income taxes has been provided for periods in which the Company elected to be taxed as an S corporation. Effective October 4, 1999, the Company revoked its election to be treated as an S corporation under the Internal Revenue Code.

     Subsequent to October 4, 1999, the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

  Fair Value of Financial Instruments

     Fair values of cash and cash equivalents, accounts receivable and accounts payable approximate cost due to the short period of time to maturity. Fair values of short-term investments, long-term investments and capital lease obligations are based on quoted market prices or pricing models using current market rates. The carrying values of these obligations approximate their fair values.

  Stock-Based Compensation

     As described in Note 6, the Company has elected to account for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

Opinion No. 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

     The Company accounts for stock issued to nonemployees in accordance with the provisions of FAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Comprehensive Income (Loss)

     The Company has adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income (loss) was the same as its net income (loss) for the years ended December 31, 2000, 1999 and 1998.

  Net Income (Loss) Per Share

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

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Net income (loss) applicable to common
  stockholders......................................  $(24,056)   $(24,411)   $   279
                                                      ========    ========    =======
Weighted average common shares outstanding..........    22,032      15,000     15,000
                                                      ========    ========    =======
Basic and diluted net income (loss) per share
  applicable to common stockholders.................  $  (1.09)   $  (1.63)   $  0.02
                                                      ========    ========    =======

     The effects of options to purchase 5,482,969 and 5,231,373 shares of Common Stock at average exercise prices of $6.27 and $1.25 for the years ended December 31, 2000 and 1999, respectively, have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

     The effects of warrants to purchase 1,100,000 shares of Common Stock at an average exercise price of $4.50 have been included in basic net loss per share from the date of exercise in 2000. The effect prior to exercise of the warrants have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

     The effects of conversion of 5,647,839 shares of Mandatorily Redeemable Convertible Preferred Stock for the years ended December 31, 2000 and 1999 have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

     The effects of options to purchase 3,020,000 shares of Common Stock at an average exercise price of $0.92 for the year ended December 31, 1998 have no impact on the computation of diluted net income per share because the options exercise price was not less than the estimated average market price of the Company's common shares during that period.

     The options that were antidilutive in 2000 may be dilutive in future years' calculations as they were still outstanding at December 31, 2000.

  Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133, as amended, applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt FAS 133 in 2001. The Company does not currently utilize derivative financial instruments and as a result, the adoption of FAS 133 will have not an impact on the Company's consolidated financial position, results of operations or cash flows.

     In December of 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC, which is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 had no impact on our financial position or results of operations.

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

     FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 had no material effect on the financial position or results of operations of the Company.

 2. LINE OF CREDIT AND CAPITAL LEASE OBLIGATIONS

  Line of Credit

     The Company maintains an unsecured credit facility with a financial institution that includes a $10.0 million line of credit. The credit facility expires in June of 2001. Borrowings under the revolving credit line may be made and repaid from time to time and bear interest at the base rate, as announced by the lender, minus 0.5%, or at LIBOR plus 2.25%. In addition, borrowings under the revolving credit line are subject to the Company's compliance with certain financial and other covenants. At December 31, 2000, there were no outstanding amounts under this credit facility.

  Capital Lease Obligations

     The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

aggregated approximately $3,092,000 and $3,165,000 at December 31, 2000 and 1999, respectively. Related accumulated depreciation was approximately $1,095,000 and $1,143,000 at December 31, 2000 and 1999, respectively.
Depreciation expense related to assets under capital leases is included in depreciation expense. In addition, the capital leases are generally secured by the related equipment and the Company is required to maintain liability and property damage insurance.

     Future minimum lease payments under noncancelable capital leases at December 31, 2000 are as follows (in thousands):

2001........................................................  $  871
2002........................................................     693
2003........................................................     408
2004........................................................      15
                                                              ------
          Total minimum lease payments......................   1,987
Less amounts representing interest..........................     230
                                                              ------
Present value of minimum lease payments.....................   1,757
Less current portion........................................     747
                                                              ------
Long-term portion...........................................  $1,010
                                                              ======

 3. COMMITMENTS

     The Company leases its facilities and certain equipment under operating lease agreements, which expire at various dates through 2005. Future minimum lease payments under these leases as of December 31, 2000 are as follows (in thousands):

2001........................................................  $1,264
2002........................................................   1,220
2003........................................................     540
2004........................................................     431
2005........................................................      70
                                                              ------
          Total minimum lease payments......................  $3,525
                                                              ======

     Rent expense under the operating leases was $1,053,000, $424,000 and $401,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In 2000, the Company sold certain manufacturing equipment under sale-leaseback arrangements. The new lease arrangement is accounted for as an operating lease and has a term of three years with quarterly rent expense of approximately $64,000.

  Unconditional Purchase Obligations

     The Company has unconditional purchase obligations to certain suppliers that supply the Company's wafer requirements. Because the products the Company purchases are unique to it, its agreements with these suppliers prohibit cancellation subsequent to the production release of the products in its suppliers manufacturing facilities, regardless of whether the Company's customers cancel orders. At December 31, 2000, the Company had approximately $2,654,000 of unconditional purchase obligations.

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

 4. CONTINGENCY

     On March 17, 2000, Stanford University filed a complaint against the Company in the United States District Court for the Northern District of California alleging, among other things, infringement by the Company of its trademarks by the Company's use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting the Company from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000, the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000, the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of December 31, 2001, Stanford University had not renewed its motion. A trial date was set for July 10, 2001 but the trial date has been vacated and discovery has been suspended pending mediation. The Company has entered into mediation with Stanford University, with a view toward resolving the case amicably.

     Prior to the effectiveness of the registration statement covering the shares sold in the Company's initial public offering, one of the Company's officers provided written materials to certain individuals the Company had designated as potential purchasers of shares through a directed share program. If the distribution of these materials by the Company were held to be a violation of the Securities Act of 1933, the recipients of these materials who purchase shares in the Company's initial public offering would have the right, for a period of one year from the date of their purchase of the shares, to obtain recovery from the Company of the consideration paid. The Company estimates that the potential liability resulting from this matter that might be incurred upon the completion of its initial public offering to be from zero to $444,000.

 5. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In October 1999, the Company issued 5,647,839 shares of Mandatorily Redeemable Convertible Preferred Stock at $3.01 per share for net proceeds of approximately $17,000,000. The holders of the Mandatorily Redeemable Convertible Preferred Stock had various rights and preferences, including, but not limited to, redemption rights. In the first quarter of 2000 and the fourth quarter of 1999, the Company recorded an increase to its accumulated deficit of $25,924,000 and $21,857,000, respectively, related to the accretion of the Mandatorily Redeemable Convertible Preferred Stock to the Company's estimate of its fair value to reflect its redemption value. As a result, net income available to common stockholders was reduced. Upon the completion of the Company's initial public offering, the Mandatorily Redeemable Convertible Preferred Stock was converted into shares of common stock and, accordingly, the Company did not incur any additional accretion charges. The Company believes the Mandatorily Redeemable Convertible Preferred Stock was presented at redemption value as of December 31, 1999.

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

 6. STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

  Warrants

     In connection with the sale of Mandatorily Redeemable Convertible Preferred Stock, the Company issued warrants to purchase 1,100,000 shares of Common Stock at $4.50 per share. Upon the completion of the Company's initial public offering, the warrants issued in connection with the sale of Mandatorily Redeemable Convertible Preferred Stock were net exercised and converted into 687,500 shares of common stock.

  Preferred Stock

     Upon the completion of the Company's initial public offering, the Company's Certificate of Incorporation was amended to authorize 5,000,000 shares of $0.001 par value Preferred Stock. The Company's Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of the shares and may determine the rights, preferences, and terms of the Company's preferred stock.

  Common Stock

     Upon the completion of the Company's initial public offering, the Company's Certificate of Incorporation was amended to authorize 200,000,000 shares of $0.001 par value Common Stock. Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends from legally available assets of the Company when and if declared by the Board of Directors.

  Stock Option Plan

     In January 1998, the Company established the 1998 Stock Plan (the 1998
Plan) under which stock options may be granted to employees, directors and consultants of the Company and authorized 4,000,000 shares of Common Stock thereunder. In 1999, the Board of Directors approved increases in the number of shares authorized for issuance under the 1998 Plan to 5,994,691. In 2000, the Company's Board of Directors and Stockholders approved an increase in the number of shares authorized for issuance under the 1998 Plan to 7,194,691. In addition, in 2000, the Board approved automatic increases on the first day of each of the Company's fiscal years beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. The shares may be authorized, but unissued, or reacquired Common Stock.

     Under the 1998 Plan, nonstatutory stock options may be granted to employees, directors and consultants, and incentive stock options (ISO) may be granted only to employees. In the case of an ISO that is granted to an employee who, at the time of the grant of such option, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the per share exercise price shall not be less than 110% of the fair market value per share on the date of grant. For ISO's granted to any other employee, the per share exercise price shall not be less than 100% of the fair value per share on the date of grant. The exercise price for nonqualified options may not be less than 85% of the fair value of Common Stock at the option grant date. Options generally expire after ten years. Vesting and exercise provisions are determined by the Board of Directors. Options generally vest over 4 years, 25% after the first year and ratably each month over the remaining 36 months.

     Rights to purchase stock may also be granted under the 1998 Plan with terms, conditions, and restrictions determined by the Board of Directors.

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

     The following is a summary of option activity for the 1998 Plan:

                                                         OUTSTANDING STOCK OPTIONS
                                           ------------------------------------------------------
                                                                                         WEIGHTED
                                                                                         AVERAGE
                                             SHARES      NUMBER OF       PRICE PER       EXERCISE
                                           AVAILABLE       SHARES          SHARE          PRICE
                                           ----------    ----------    --------------    --------
Balance at December 31, 1997.............          --            --         $--           $   --
  Authorized.............................   4,000,000            --         $--           $   --
  Granted................................  (3,020,000)    3,020,000        $0.92          $ 0.92
  Exercised..............................          --            --         $--           $   --
  Canceled...............................          --            --         $--           $   --
                                           ----------    ----------
Balance at December 31, 1998.............     980,000     3,020,000        $0.92          $ 0.92
  Authorized.............................   1,994,691            --         $--           $   --
  Granted................................  (2,211,373)    2,211,373    $0.92 - $3.50      $ 1.71
  Exercised..............................          --            --         $--           $   --
  Canceled...............................          --            --         $--           $   --
                                           ----------    ----------
Balance at December 31, 1999.............     763,318     5,231,373    $0.92 - $3.50      $ 1.25
  Authorized.............................   1,200,000            --         $--           $   --
  Granted................................  (1,504,866)    1,504,866    $5.50 - $47.44     $19.38
  Exercised..............................          --    (1,228,770)   $0.92 - $1.50      $ 1.05
  Canceled...............................      24,500       (24,500)   $1.50 - $25.88     $ 6.04
                                           ----------    ----------
Balance at December 31, 2000.............     482,952     5,482,969    $0.92 - $47.44     $ 6.27
                                           ==========    ==========

     In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2000:

                           OPTIONS OUTSTANDING
                   ------------------------------------     OPTIONS EXERCISABLE
                                 WEIGHTED                  ---------------------
                                  AVERAGE      WEIGHTED                 WEIGHTED
                                 REMAINING     AVERAGE                  AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL    EXERCISE    NUMBER OF    EXERCISE
EXERCISE PRICES    OF SHARES       LIFE         PRICE       SHARES       PRICE
---------------    ---------    -----------    --------    ---------    --------
     $0.92         2,046,187       7.37         $ 0.92     1,670,977     $0.92
     $1.50         1,670,916       8.75         $ 1.50       617,836     $1.50
 $3.50 - $5.50       436,000       9.03         $ 4.27        80,125     $3.50
$8.00 - $17.75     1,033,616       9.79         $16.29            --     $  --
$21.94 - $47.44      296,250       9.71         $38.07            --     $  --
                   ---------       ----         ------     ---------     -----
$0.92 - $47.44     5,482,969       8.50         $ 6.27     2,368,938     $1.16

     In 1999, the Company granted approximately 102,000 stock options to nonemployees at exercise prices of $1.50 per share in exchange for services. The Company recorded charges to sales and marketing expense in 2000 of $63,000 representing the fair value of vested stock options granted to a nonemployee in 1999. The Company recorded charges to cost of sales, sales and marketing and general and administrative expense in 1999 of $93,000, $23,000, and $474,000, respectively, representing the fair value of vested stock options granted to nonemployees in 1998 and 1999. In 1998, the Company granted approximately 1,070,000 stock options to nonemployees at exercise prices of $0.92 per share in exchange for services. The Company recorded charges to cost of sales and general and administrative expense in 1998 of $60,000 and $150,000, respectively, representing the fair value of vested stock options granted to nonemployees in 1998. All of these options were vested at December 31, 2000.

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

  Employee Stock Purchase Plan.

     In February 2000, the Company's Board of Directors and Stockholders approved the 2000 Employee Stock Purchase Plan (the Employee Stock Purchase
Plan). A total of 300,000 shares of Common Stock have been reserved for issuance under the Employee Stock Purchase Plan, as well as an automatic annual increase on the first day of each of the Company's fiscal years beginning January 1, 2001 equal to the lesser of 350,000 shares, 1% of the outstanding Common Stock on that date, or a lesser amount as determined by the Board. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock at 85% of fair market value at specific, predetermined dates. Employees purchased 40,630 shares in 2000 for approximately $414,000.

     Shares of Common Stock reserved for future issuance are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                         2000          1999
                                                       ---------    ----------
Conversion of Mandatorily Redeemable Convertible
  Preferred Stock....................................         --     5,647,839
Warrants.............................................         --     1,100,000
1998 Stock Plan......................................  5,965,921     5,994,691
2000 Employee Stock Purchase Plan....................    259,370            --
                                                       ---------    ----------
                                                       6,225,291    12,742,530
                                                       =========    ==========

  Stock-Based Compensation

     The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees and directors. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income (loss) and net income (loss) per share is required under FAS 123 and is calculated as if the Company had accounted for its employee and director stock options (including shares issued under the Employee Stock Purchase Plan) granted during the years ended December 31, 2000, 1999 and 1998 under the fair value method of FAS 123. The fair value of options granted in 2000 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                   EMPLOYEE STOCK OPTIONS                     2000
                   ----------------------                     ----
Expected life (in years)....................................  4.25
Risk-free interest rate.....................................   6.3%
Volatility..................................................  1.29
Dividend yield..............................................     0%

            EMPLOYEE STOCK PURCHASE PLAN SHARES               2000
            -----------------------------------               ----
Expected life (in years)....................................   0.5
Risk-free interest rate.....................................   6.5%
Volatility..................................................  1.52
Dividend yield..............................................     0%

     The fair value of options granted in 1999 and 1998 has been estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions: risk-free interest rates

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

of 6.45% and 5.66% for 1999 and 1998, respectively; no dividend yield; and an expected life of options of 5.5 years.

     As discussed above, the valuation models used under FAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee and director options granted during 2000, 1999 and 1998 was $16.26, $1.36 and $0.25 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2000 was $6.56.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock-based compensation plan been determined consistent with fair value method of FAS 123, the Company's net income (loss) applicable to common stockholders and net income (loss) per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below:

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000           1999          1998
                                                       -----------    -----------    ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) applicable to common stockholders:
  As reported........................................   $(24,056)      $(24,411)      $  279
  Pro forma..........................................   $(25,520)      $(24,437)      $ (172)
Basic and diluted net income (loss) per share
  applicable to holders of Common Stock:
  As reported........................................   $  (1.09)      $  (1.63)      $ 0.02
  Pro forma..........................................   $  (1.16)      $  (1.63)      $(0.01)

     The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because FAS 123 is applicable only to options granted subsequent to December 31, 1997 the pro forma effect will not be fully reflected until 2002.

  Deferred Stock Compensation

     In connection with the grant of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock compensation within stockholders' equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2000 and 1999, the Company amortized $1.3 million and $288,000, respectively, of this deferred stock compensation. The Company will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

 7. EMPLOYEE BENEFIT PLANS

     In January of 1997, the Company adopted a profit sharing plan that allows for discretionary contributions to the plan at the discretion of the Board of Directors out of the current or accumulated profits of the Company. The Company contribution is limited to 15% of eligible participants annual compensation, subject

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

to certain adjustments. Contributions made by the Company were approximately $0, $127,000 and $121,000 in 2000, 1999 and 1998, respectively. The Company is in the process of terminating this plan.

     In October of 1999, the Company adopted a 401(k) and profit sharing plan (the Plan) that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. Under the Plan, eligible employees may defer a portion of their pretax salaries but not more than statutory limits. The Company shall make matching nondiscretionary contributions to the Plan of up to $2,500 per year for each plan participant. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Contributions to the Plan during the year ended December 31, 2000 and 1999 were approximately $203,000 and $51,000.

 8. INCOME TAXES

     The Company elected to be taxed as an S-corporation under the Internal Revenue Code through October 4, 1999. Consequently, the stockholders were taxed on their proportionate share of the taxable income and no provision for federal income taxes has been provided in the statement of operations for the period beginning January 1, 1999 through October 4, 1999 and for the year ended December 31, 1998. The Company's S-corporation status was revoked in October 1999.

     Our provision for income taxes for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2000      1999    1998
                                                              -------    ----    ----
                                                                  (IN THOUSANDS)
Current:
  Federal...................................................  $ 2,555    $--     $--
  State.....................................................      472     48      10
  Foreign...................................................       50     --      --
                                                              -------    ---     ---
                                                                3,077     48      10
Deferred:
  Federal...................................................   (1,968)    --      --
  State.....................................................     (309)    --      --
  Foreign...................................................       --     --      --
                                                              -------    ---     ---
                                                               (2,277)    --      --
                                                              -------    ---     ---
Provision for income taxes..................................  $   800    $48     $10
                                                              =======    ===     ===

     The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amount approximated $3,024,000 for the year ended December 31, 2000.

     Income (loss) before income taxes consisted of the following:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2000      1999      1998
                                                            ------    -------    ----
                                                                 (IN THOUSANDS)
Domestic..................................................  $2,270    $(2,516)   $289
Foreign...................................................     398         10      --
                                                            ------    -------    ----
                                                            $2,668    $(2,506)   $289
                                                            ======    =======    ====

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

     A reconciliation of taxes computed at the federal statutory income tax rate to the provision (benefit) for (from) income taxes follows:

                                                                  DECEMBER 31,
                                                             -----------------------
                                                             2000      1999     1998
                                                             -----    ------    ----
                                                                 (IN THOUSANDS)
Provision (benefit) computed at statutory rate.............  $ 907    $ (850)   $ 98
S-corporation earnings taxed at the stockholder level......     --      (351)    (98)
State tax, net.............................................    163        48      10
Valuation allowance........................................     --     1,097      --
Amortization of deferred stock compensation................    447        95      --
Utilization of tax net operating loss carryforward.........   (685)       --      --
Other......................................................    (32)        9      --
                                                             -----    ------    ----
                                                             $ 800    $   48    $ 10
                                                             =====    ======    ====

     Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 2,810    $   534
  Accruals and reserves..................................    1,257        662
  Deferred margin on distributor inventory...............    2,758      1,303
  Compensation expense related to stock options..........       --        266
  Other..................................................      182         19
                                                           -------    -------
          Total deferred tax assets......................    7,007      2,784
Valuation allowance......................................   (4,627)    (2,719)
                                                           -------    -------
Gross deferred tax assets................................    2,380         65
Deferred tax liability:
  Tax over book depreciation.............................     (103)       (65)
                                                           -------    -------
Net deferred tax assets..................................  $ 2,277    $    --
                                                           =======    =======

     Realization of the net deferred tax assets is dependent on the Company's ability to generate future taxable income. The Company believes that it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. The Company will continue to evaluate the realizability of the deferred tax assets quarterly and assess the need for an increase in the valuation allowance. The valuation allowance increased by $1,908,000 and $2,719,000 in 2000 and 1999, respectively. Approximately $2,810,000 of the valuation allowance at December 31, 2000 is attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when realized.

     As of December 31, 2000, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $7,683,000 and $3,389,000 respectively. The federal and state net operating loss carryforwards will expire beginning in 2019 and 2004, respectively, if not utilized.

     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

 9. RELATED PARTY TRANSACTIONS

     The Company purchases assembly services from a packaging subcontractor and supplier of contract manufacturing services located in the Philippines (the Supplier). The Supplier's principal stockholder is a cousin of the Company's chairman of the board.

     The Company granted 66,540 and 600,000 stock options with exercise prices of $1.50 and $0.92 in 1999 and 1998, respectively to two employees of the Supplier. In connection with the option grants, the Company recorded $93,000 and $150,000 of compensation expense in 1999 and 1998, respectively in accordance with EITF 96-18. The above options were fully vested in 1999, therefore, there was no compensation expense recorded 2000 in accordance with EITF 96-18.

     Purchases from the Supplier totaled $1,614,000, $1,235,000 and $1,056,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, amounts owed to this Supplier by the Company totaled $351,000.

10. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

     In 2000, the Company added a Mobile Wireless Products business unit that increased the number of operating segments from one to two. The Company previously operated under one business segment, the sale of radio frequency (RF) semiconductor components for communications network infrastructures. The Company currently operates in two segments: (1) the Standard Products segment and (2) the Mobile Wireless Products segment. The Company's reportable segments are organized as separate functional units with separate management teams and separate performance assessment and resource allocation processes. The Standard Products segment produces standard application RF components that consist of primarily integrated circuits and discrete devices for communications network infrastructures. RF components produced by the Standard Products segment are typically sold through distribution. The Mobile Wireless Products segment is focused on producing custom and semi-custom RF components that will consist primarily of integrated circuits and multi-component modules for mobile wireless infrastructure equipment manufacturers. Custom and semi-custom RF components produced by the Mobile Wireless Products segment will be sold primarily though our direct sales channels.

     The accounting policies of the segments are the same as those described in
Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. The Company's chief operating decision maker (CODM), the Chief Executive Officer of the Company, evaluates performance and allocates resources based on segment reporting operating income (loss). There are no intersegment sales. Non-segment items include various corporate research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of deferred stock compensation, depreciation and amortization expense, interest income and other, net, interest expense, and the provision for

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

income taxes, as the aforementioned items are not allocated for purposes of the CODM's review. With the exception of expenditures for long-lived assets, assets and liabilities are not discretely reviewed by the CODM.

                                                     MOBILE
                                        STANDARD    WIRELESS     TOTAL      NON-SEGMENT     TOTAL
                                        PRODUCTS    PRODUCTS    SEGMENTS       ITEMS       COMPANY
                                        --------    --------    --------    -----------    -------
                                                              (IN THOUSANDS)
FISCAL 2000
Net revenues from external
  customers...........................  $34,649     $    --     $34,649      $     --      $34,649
Operating income (loss)...............   15,563      (3,262)     12,301       (11,986)         315
Expenditures for long-lived assets....    1,824       1,659       3,483         3,060        6,543
FISCAL 1999
Net revenues from external
  customers...........................   18,065          --      18,065            --       18,065
Operating loss........................   (2,523)         --      (2,523)           --       (2,523)
Expenditures for long-lived assets....    3,216          --       3,216            --        3,216
FISCAL 1998
Net revenues from external
  customers...........................    8,231          --       8,231            --        8,231
Operating income......................      373          --         373            --          373
Expenditures for long-lived assets....    1,446          --       1,446            --        1,446

     Standard Products net revenues from external customers, operating income
(loss) and expenditures for long-lived assets for the years ended December 31, 1999 and 1998 include all non-segment items. The Company operated in one segment during those years and has not specifically allocated non-segment items for 1999 and 1998 because it is impracticable to do so for those years.

     The following is a summary of geographical information:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
                                                                (IN THOUSANDS)
Net revenues from external customers:
  United States........................................  $32,231    $17,858    $8,205
  Other foreign countries..............................    2,418        207        26
                                                         -------    -------    ------
                                                         $34,649    $18,065    $8,231
                                                         =======    =======    ======
Long-lived assets:
  United States........................................  $ 6,666    $ 3,661    $1,677
  Other foreign countries..............................    1,891        837        --
                                                         -------    -------    ------
                                                         $ 8,557    $ 4,498    $1,677
                                                         =======    =======    ======

     Three of the Company's customers, Richardson Electronics Laboratories, Minicircuits Laboratories and Avnet Electronics Marketing accounted for 39%, 31% and 20% of net revenues, respectively, for the year ended December 31, 2000. Richardson Electronics Laboratories, Minicircuits Laboratories and Avnet Electronics Marketing accounted for 38%, 41% and 13% of net revenues, respectively, for the year ended December 31, 1999. Richardson Electronics Laboratories, Minicircuits Laboratories and Avnet Electronics Marketing accounted for 40%, 36%, and 11% of net revenues, respectively, for the year ended December 31, 1998. No other customer accounted for more than 10% of net revenues during these periods.

                          STANFORD MICRODEVICES, INC.

                               DECEMBER 31, 2000

11. SPECIAL CHARGES

     In the fourth quarter of 1999, the Company's Board of Directors paid a cash dividend to holders of Common Stock in an aggregate amount of $4,000,000. The Company also agreed to pay a non-recurring bonus totaling $2,990,000 to its stockholders who were also employees and officers of the Company. The bonus was paid in recognition of the stockholders active involvement, leadership and contributions to the rapid development of the Company through the end of 1999. The total amount of the bonus was determined based upon these activities of the stockholders in their capacity as employees and was approved by the Company's Board of Directors. The bonus, which was also intended to assist the stockholders cover any federal or state taxes associated with the payment of the dividend, was paid in December 1999. In 1999, the Company recorded the $2,990,000 as special charges in the statement of operations as this amount represents a nonrecurring transaction that the Company does not consider to be reflective of its ongoing operations. In 2000, the above holders of Common Stock filed their tax returns and refunded the Company $282,000, representing the excess amount of bonus received compared to their actual federal and state tax liability. The Company recorded the receipt of the $282,000 as special charges in the statement of operations, consistent with the presentation of that in the preceding fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our executive officers and directors is incorporated herein by reference to the sections captioned "Other Information -- Executive Officers," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement related to our 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section captioned "Executive Officer Compensation" contained in the Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are filed as part of this annual report (and are contained in Part II, Item 8 hereof):

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheets -- December 31, 2000 and 1999

     Consolidated Statements of Operations -- Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules

     The following financial statement schedules are filed as part of this annual report and are contained on page 60:

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required or the information is included in the financial statements or notes thereto.

     (a)(3) Exhibits

     The exhibits listed in the index contained in subsection (c) below are filed as part of this annual report, or are incorporated in this annual report by reference, in each case as indicated below.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

     (c) Exhibits

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
     3.1*      Restated Certificate of Incorporation, as currently in
               effect.
     3.2       Bylaws, as amended, as currently in effect.
     4.1*      Form of Registrant's Common Stock Certificate.
     4.2*      Investors' Rights Agreement, dated as of October 5, 1999,
               among the Registrant and the parties named therein.
    10.1*      Indemnification Agreement entered into by Registrant with
               each of its directors and executive officers.
    10.2*      Change of Control Agreement dated November 23, 1998 between
               Registrant and Guy Krevet.
    10.3*      Change of Control Agreement dated December 1, 1998 between
               Registrant and Gerald Quinnell.
    10.4*      Offer Letter dated October 22, 1999 between Registrant and
               Thomas Scannell.
    10.5*      Offer Letter dated November 1, 1999 between Registrant and
               Gary Gianatasio.
    10.6*      Agreement dated December 1, 1999 among Registrant, John and
               Susan Ocampo, and certain stockholders.
    10.7+*     Foundry Services Sale Agreement between Registrant and TRW,
               Inc. dated August 19, 1998, as amended.
    10.8+*     Foundry Agreement between Registrant and Temic Semiconductor dated September 1, 1999.
    10.9+*     Volume Purchase Agreement between Registrant and Nortel
               Networks dated September 1, 1999.
    10.10++    Contract Change Notice Amendment No. 5 to Wafer Supply
               Agreement between the Registrant and TRW, Inc.
    10.11*     Amended and Restated 1998 Stock Plan and related agreements.
    10.12*     2000 Employee Stock Purchase Plan and related agreements.
    10.13*     Sublease between Registrant and Telesensory dated September
               5, 1997.
    10.14*     Lease between Registrant and Arden Realty dated July 30,
               1999.
    10.15*     Lease for between Registrant and Aetna Life Insurance
               Company dated May 26, 1998.
    10.16*     Sublease between Registrant and Family and Child Guidance
               Centers dated November 22, 1999.
    10.17*     Lease between Registrant and Elk Property Management Limited dated November 19, 1999.
    10.18*     Lease Agreement between Registrant and Aetna Life Insurance
               Company dated January 14, 2000.
    10.19**    Foundry Agreement between Registrant and Global
               Communication Semiconductor, Inc. dated June 22, 2000.
    10.20**    Loan Agreement between Registrant and Comerica
               Bank -- California dated June 27, 2000.
    11.1***    Statement regarding computation of per share earnings.

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
    21.1       Subsidiaries of the Registrant.
    23.2       Consent of Ernst & Young LLP, Independent Auditors.
    24.1       Power of Attorney (see page 59).

---------------
++Confidential treatment has been requested for certain portions of this exhibit.

  + Confidential treatment has been received as to certain portions of this exhibit.

  * This exhibit is incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, filed with the Securities and Exchange Commission on May 18, 2000 and declared effective May 24, 2000.

 ** This exhibit is incorporated by reference to the Quarterly Report on Form
    10-Q, for the Company's quarterly period ended July 2, 2000, filed with the Securities and Exchange Commission on August 16, 2000.

*** This exhibit has been omitted because the information is shown in the financial statements or notes thereto.

     (d) Financial Statement Schedules.

     See Part IV, Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 29, 2001.

                                          By:    /s/ ROBERT VAN BUSKIRK
                                            ------------------------------------
                                                     Robert Van Buskirk
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Robert Van Buskirk and Thomas Scannell, and each of them, as his attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorney to any and all amendments to said report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                 /s/ ROBERT VAN BUSKIRK                    President, Chief Executive    March 29, 2001
--------------------------------------------------------      Officer and Director
                   Robert Van Buskirk                     (Principal Executive Officer)

                  /s/ THOMAS SCANNELL                      Vice President, Finance and   March 29, 2001
--------------------------------------------------------      Administration, Chief
                    Thomas Scannell                       Financial Officer, Secretary
                                                                       and
                                                               Assistant Treasurer
                                                            (Principal Financial and
                                                               Accounting Officer)

                    /s/ JOHN OCAMPO                         Chairman of the Board and    March 29, 2001
--------------------------------------------------------    Chief Technology Officer
                      John Ocampo

                    /s/ PETER CHUNG                                 Director             March 29, 2001
--------------------------------------------------------
                      Peter Chung

                 /s/ CASIMIR SKRZYPCZAK                             Director             March 29, 2001
--------------------------------------------------------
                   Casimir Skrzypczak

               /s/ JOHN C. BUMGARNER, JR.                           Director             March 29, 2001
--------------------------------------------------------
                 John C. Bumgarner, Jr.

                                                                     SCHEDULE II

                          STANFORD MICRODEVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                                                                 ADDITIONS --
                                                   BALANCE AT      CHARGED                      BALANCE AT
                                                  BEGINNING OF     TO COSTS     DEDUCTIONS --     END OF
            YEAR ENDED DECEMBER 31,                  PERIOD      AND EXPENSES    WRITE-OFFS       PERIOD
            -----------------------               ------------   ------------   -------------   ----------
2000............................................    $  100,000     $    --         $41,000       $ 59,000
1999............................................       116,000          --          16,000        100,000
1998............................................        91,000      25,000              --        116,000

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
     3.1*      Restated Certificate of Incorporation, as currently in
               effect.
     3.2       Bylaws, as amended, as currently in effect.
     4.1*      Form of Registrant's Common Stock Certificate.
     4.2*      Investors' Rights Agreement, dated as of October 5, 1999,
               among the Registrant and the parties named therein.
    10.1*      Indemnification Agreement entered into by Registrant with
               each of its directors and executive officers.
    10.2*      Change of Control Agreement dated November 23, 1998 between
               Registrant and Guy Krevet.
    10.3*      Change of Control Agreement dated December 1, 1998 between
               Registrant and Gerald Quinnell.
    10.4*      Offer Letter dated October 22, 1999 between Registrant and
               Thomas Scannell.
    10.5*      Offer Letter dated November 1, 1999 between Registrant and
               Gary Gianatasio.
    10.6*      Agreement dated December 1, 1999 among Registrant, John and
               Susan Ocampo, and certain stockholders.
    10.7+*     Foundry Services Sale Agreement between Registrant and TRW,
               Inc. dated August 19, 1998, as amended.
    10.8+*     Foundry Agreement between Registrant and Temic Semiconductor dated September 1, 1999.
    10.9+*     Volume Purchase Agreement between Registrant and Nortel
               Networks dated September 1, 1999.
    10.10++    Contract Change Notice Amendment No. 5 to Wafer Supply
               Agreement between the Registrant and TRW, Inc.
    10.11*     Amended and Restated 1998 Stock Plan and related agreements.
    10.12*     2000 Employee Stock Purchase Plan and related agreements.
    10.13*     Sublease between Registrant and Telesensory dated September
               5, 1997.
    10.14*     Lease between Registrant and Arden Realty dated July 30,
               1999.
    10.15*     Lease for between Registrant and Aetna Life Insurance
               Company dated May 26, 1998.
    10.16*     Sublease between Registrant and Family and Child Guidance
               Centers dated November 22, 1999.
    10.17*     Lease between Registrant and Elk Property Management Limited dated November 19, 1999.
    10.18*     Lease Agreement between Registrant and Aetna Life Insurance
               Company dated January 14, 2000.
    10.19**    Foundry Agreement between Registrant and Global
               Communication Semiconductor, Inc. dated June 22, 2000.
    10.20**    Loan Agreement between Registrant and Comerica
               Bank -- California dated June 27, 2000.
    11.1***    Statement regarding computation of per share earnings.
    21.1       Subsidiaries of the Registrant.
    23.2       Consent of Ernst & Young LLP, Independent Auditors.
    24.1       Power of Attorney (see page 59).

---------------
++Confidential treatment has been requested for certain portions of this exhibit.

  + Confidential treatment has been received as to certain portions of this exhibit.

  * This exhibit is incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, filed with the Securities and Exchange Commission on May 18, 2000 and declared effective May 24, 2000.

 ** This exhibit is incorporated by reference to the Quarterly Report on Form
    10-Q, for the Company's quarterly period ended July 2, 2000, filed with the Securities and Exchange Commission on August 16, 2000.

*** This exhibit has been omitted because the information is shown in the financial statements or notes thereto.