Form 10-Q
period 2001-04-01
STANFORD MICRODEVICES INC
filed 2001-05-15
CIK 1103777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2001.

                                       or

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________.

                        Commission File Number: 000-30615
                                                ---------

                           STANFORD MICRODEVICES, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                   77-0073042
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S.  Employer
       incorporation or organization)                   Identification No.)


      726 Palomar Avenue, Sunnyvale, CA                       94086
  ----------------------------------------                  ----------
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

As of April 29, 2001, there were 29,239,832 shares of registrant's Common Stock outstanding.

                           STANFORD MICRODEVICES, INC.

                                      INDEX




Part I. Financial Information.............................................

     Item 1. Financial Statements.........................................

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................

     Item 3. Qualitative and Quantitative Disclosures About Market Risk...

Part II. Other Information................................................

     Item 1. Legal Proceedings............................................

     Item 2. Changes in Securities and Use of Proceeds....................

     Item 3: Defaults Upon Senior Securities..............................

     Item 4: Submission of Matters to a Vote of Security Holders..........

     Item 5: Other Information............................................

     Item 6: Exhibits and Reports on Form 8-K.............................

Signatures................................................................

                          Part I. Financial Information


Item 1. Financial Statements

                           Stanford Microdevices, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                       March 31,    December 31,
                                                         2001           2000
                                                      ---------       ---------
                                                      (unaudited)
Assets
Current assets:
      Cash and cash equivalents                       $  56,897       $  37,683
      Short-term investments                              2,051          13,444
      Accounts receivable, net                            1,637           3,946
      Inventories                                         8,290           7,107
      Deferred tax assets and other                       3,156           3,464
                                                      ---------       ---------
Total current assets                                     72,031          65,644

      Property and equipment, net                         8,952           8,388
      Long-term investments                                   -           7,204
      Other assets                                        1,069           1,070
                                                      ---------       ---------
Total assets                                          $  82,052       $  82,306
                                                      =========       =========

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                $   2,703       $   2,071
      Accrued expenses                                    1,660           2,912
      Deferred margin on distributor inventory            5,694           6,942
      Capital lease obligations, current portion            750             747
                                                      ---------       ---------
Total current liabilities                                10,807          12,672

      Capital lease obligations                             792           1,010

Stockholders' equity
      Common Stock                                           29              27
      Additional paid-in capital                        127,352         125,286
      Deferred stock compensation                        (3,278)         (3,619)
      Accumulated deficit                               (53,650)        (53,070)
                                                      ---------       ---------
Total stockholders' equity                               70,453          68,624
                                                      ---------       ---------

      Total liabilities and stockholders' equity      $  82,052       $  82,306
                                                      =========       =========

                            See accompanying notes.

                           Stanford Microdevices, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended
                                                              ------------------------
                                                              March 31,      March 31,
                                                                 2001           2000
                                                              --------       ---------
Net revenues                                                  $  7,800       $  7,264
Cost of revenues (exclusive of amortization of
  deferred stock compensation of $37 and $37 for the
  three months ended March 31, 2001 and
  three months ended March 31, 2000, respectively)               3,900          2,885
                                                              --------       --------
Gross profit                                                     3,900          4,379

Operating expenses:
    Research and development (exclusive of amortization of
      deferred stock compensation of $75 and $64 for the
      three months ended March 31, 2001 and
      three months ended March 31, 2000, respectively)           2,531          1,436
    Sales and marketing (exclusive of amortization of
      deferred stock compensation of $76 and $73 for the
      three months ended March 31, 2001 and
      three months ended March 31, 2000, respectively)           1,636          1,522
    General and administrative (exclusive of amortization of
      deferred stock compensation of $153 and $132 for the
      three months ended March 31, 2001 and
      three months ended March 30, 2000, respectively)           1,054            939
    Amortization of deferred stock compensation                    341            306
                                                              --------       --------
Total operating expenses                                         5,562          4,203
                                                              --------       --------

Income (loss) from operations                                   (1,662)           176

Interest expense                                                    42             46
Interest and other income, net                                     875            164
                                                              --------       --------

Income (loss) before taxes                                        (829)           294

Provision for (benefit from) income taxes                         (249)            88
                                                              --------       --------

Net income (loss)                                                 (580)           206

Accretion of mandatorily redeemable
   convertible preferred stock                                      --        (25,924)
                                                              --------       --------

Net loss applicable to common
   stockholders                                               $   (580)      $(25,718)
                                                              ========       ========


Net loss per share applicable to common stockholders:
     Basic                                                    $  (0.02)      $  (1.71)
                                                              ========       ========
     Diluted                                                  $  (0.02)      $  (1.71)
                                                              ========       ========

Shares used to compute net loss
 applicable to common stockholders
     Basic                                                      28,271         15,000
                                                              ========       ========
     Diluted                                                    28,271         15,000
                                                              ========       ========

                            See accompanying notes.

                           Stanford Microdevices, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                       Three Months Ended
                                                                     -----------------------
                                                                     March 31,      March 31,
                                                                        2001           2000
                                                                     --------       --------
OPERATING ACTIVITIES
Net  income (loss)                                                   $   (580)      $    206
Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
          Depreciation and amortization                                   634            329
          Compensation expense related to stock options                     -             63
          Amortization of deferred stock  compensation                    341            306
          Changes in operating assets and liabilities:
            Accounts receivable                                         2,309         (1,372)
            Inventories                                                (1,183)        (2,794)
            Deferred tax assets and other assets                          309           (370)
            Accounts payable                                              632             (6)
            Accrued expenses                                           (1,252)         1,519
            Deferred margin on distributor inventory                   (1,248)         1,173
                                                                     --------       --------
               Net cash used in operating activities                      (38)          (946)
INVESTING ACTIVITIES
Purchases of available-for-sale securities                                  -         (4,950)
Proceeds from sales/maturities of available-for-sale securities        18,597              -
Purchases of property and equipment                                    (1,198)        (1,325)
                                                                     --------       --------
Net cash provided by (used in) investing activities                    17,399         (6,275)
FINANCING ACTIVITIES
Principal payments on capital lease obligations                          (215)          (207)
Proceeds from employee stock plans                                      2,068            240
                                                                     --------       --------
Net cash provided by financing activities                               1,853             33
Increase (decrease) in cash                                            19,214         (7,188)
Cash at beginning of period                                            37,683         10,965
Cash at end of period                                                $ 56,897       $  3,777
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Equipment acquired under capital lease                               $      -       $    612
Accretion of mandatorily redeemable convertible
     preferred stock                                                 $      -       $ 25,924
Deferred stock compensation                                          $      -       $    681

                            See accompanying notes.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Stanford Microdevices, Inc. (the "Company") for the fiscal year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Stanford Microdevices, Canada and Stanford Microdevices UK Limited. Intercompany balances and transactions have been eliminated.

The Company operates on thirteen week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. The Company's first quarter of fiscal year 2001 ended on April 1, 2001. The Company's first quarter of fiscal year 2000 ended on April 2, 2000. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter's calendar month end for convenience.

NOTE 2: INVENTORIES

The Company plans production based on orders received and forecasted demand and must order wafers and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company's markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company's customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company's customers place orders with short lead times. As a result, demand will differ from forecasts, and such a difference may have a material effect on actual results of operations.


Inventories consist of (in thousands):

                      MARCH 31,      DECEMBER 31,
                        2001             2000
                     ----------      ------------
                     (UNAUDITED)
Raw materials          $2,872           $2,648
Work-in-process         3,488            3,211
Finished goods          1,930            1,248
                       ------           ------
     Total             $8,290           $7,107
                       ======           ======

NOTE 3: NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                    Three Months Ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                    2001          2000
                                                  ---------     ---------
Net loss applicable to common stockholders       $     (580)    $ (25,718)
                                                 ==========     =========

Weighted average common shares outstanding           28,271        15,000
                                                 ==========     =========

Basic and diluted net loss per share applicable
     to common stockholders                      $    (0.02)    $   (1.71)
                                                 ==========     =========

The effect of options to purchase 3,651,040 and 5,266,530 shares of Common Stock at average exercise prices of $9.86 and $1.59 for the three months ended March 31, 2001 and 2000, respectively, has not been included in the computation of diluted net loss per share applicable to common stockholders as its effect is antidilutive.

NOTE 4: COMPREHENSIVE INCOME (LOSS)

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net loss was the same as its net loss for the three months ended March 31, 2001 and 2000.

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

The accounting policies of the segments are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 29, 2001. The Company's chief operating decision maker (CODM) evaluates performance and allocates resources based on segment reporting operating income (loss). There are no intersegment sales. Non-segment items include various corporate research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of deferred stock compensation, depreciation and amortization expense, interest income and other, net, interest expense, and the provision for (benefit from) income taxes, as the aforementioned items are not allocated for purposes of the CODM's review. With the exception of expenditures for long-lived assets, assets and liabilities are not discretely reviewed by the CODM.

                                                 Mobile                     Non-
(In Thousands)                   Standard       Wireless      Total       Segment       Total
                                 Products       Products    Segments       Items       Company
                                 --------       --------    --------      -------      -------
For the three months
 ended March 31, 2001

Net revenues from external
  customers                      $ 7,800        $   -       $ 7,800      $     -       $ 7,800
Operating income (loss)            2,670         (703)        1,967       (3,629)       (1,662)
Expenditures for long-lived
  assets                             222          130           352          846         1,198

For the three months
 ended March 31, 2000

Net revenues from external
  customers                        7,264            -         7,264            -         7,264
Operating income (loss)            3,471         (598)        2,873       (2,697)          176
Expenditures for long-lived
  assets                             137          643           780        1,157         1,937

NOTE 6: CONTINGENCY

On March 17, 2000, Stanford University filed a complaint against the Company in the United States District Court for the Northern District of California alleging, among other things, infringement by the Company of its trademarks by the Company's use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting the Company from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000, the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000, the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of December 31, 2000, Stanford University had not renewed its motion. A trial date was set for July 10, 2001 but the trial date has been vacated and discovery has been suspended pending mediation. The Company has entered into mediation with Stanford University, with a view toward resolving the case.

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

     Two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, and a private label reseller of our products, Minicircuits Laboratories, accounted for a substantial portion of our net revenues in the three months ended March 31, 2001 and 2000. Sales to Minicircuits Laboratories represented 29% of net revenues in the three months ended March 31, 2001 and 31% of net revenues in the three months ended March 31, 2000. Richardson Electronics Laboratories represented 31% of net revenues in the three months ended March 31, 2001 and 39% of net revenues in the three months ended March 31, 2000. Avnet Electronics Marketing represented 21% of net revenues in the three months ended March 31, 2001 and 24% of net revenues in the three months ended March 31, 2000. Richardson Electronics

Laboratories and Avnet Electronics Marketing distribute our products to a large number of end customers. We anticipate that sales through distributors and to one or more private label resellers will continue to account for a substantial portion of our net revenues.

     Three of our product lines accounted for a significant portion of our net revenues in the three months ended March 31, 2001 and 2000. Sales of our gallium arsenide heterojunction bipolar transistor (GaAs HBT) products accounted for 63% of our net revenues in the three months ended March 31, 2001 and 80% of our net revenues in the three months ended March 31, 2000. Sales of our silicon germanium (SiGe) heterojunction bipolar transistor products accounted for 16% of our net revenues in the three months ended March 31, 2001 and 6% of our net revenues in the three months ended March 31, 2000. Sales of our heterojunction field effect transistor (Hfet) discrete devices accounted for 13% of our net revenues in the three months ended March 31, 2001 and 6% of our net revenues in the three months ended March 31, 2000.

     Cost of revenues consists primarily of the costs of wafers from our third-party wafer fabs, costs of packaging performed by third-party vendors, costs of testing, costs associated with procurement, production control, quality assurance, manufacturing engineering, and provisions for excess and obsolete inventory. We subcontract our wafer manufacturing and packaging and do only final testing and tape and reel assembly at our facilities.

     Historically, gross margins on our sales through our distributors, to private label resellers and our direct customers have differed materially from each other. As a result, the relative mix of these sales affects our gross margin. In addition, we offer a broad range of products in multiple technologies that have different gross margins. As a result, the relative mix of product sales by technology and within each technology affects our gross margins.

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

     Through March 31, 2001, one packaging firm, MPI Corporation in Manila, Philippines, packaged a significant amount of our products. MPI also performed substantially all of the manufacturing that related to our contract manufacturing services. Relatives of our founding stockholders own MPI. Although we utilized four additional packaging subcontractors in the three months ended March 31, 2001, we anticipate that MPI will continue to account for a significant amount of our packaging in the near future.

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

     In recent years we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Our full-time employees increased to 130 at March 31, 2001 from 91 at March 31, 2000.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net Revenues

Net revenues increased to $7.8 million for the three months ended March 31, 2001 from $7.3 million for the three months ended March 31, 2000. This increase was the result of increased sales of new products. Sales through our distributors were 52% of net revenues for the three months ended March 31, 2001 and 63% of net revenues for the three months ended March 31, 2000. Sales to our direct customers comprised 48% of net revenues for the three months ended March 31, 2001, of which 29% of net revenues was to our private label reseller and 19% of net revenues was to our factory direct customers. Sales to our direct customers comprised 37% of net revenues for the three months ended March 31, 2000, of which 31% of net revenues was to our private label reseller, 3% of net revenues was to our factory direct customers and 3% of net revenues was from contract manufacturing services. Sales to our major infrastructure original equipment manufacturers (OEM) was approximately 7% of net revenues for the three months ended March 31, 2001 compared to approximately 6% of net revenues for the three months ended March 31, 2000. Sales of our new SiGe and indium gallium phosphide (InGaP) products were approximately 22% of our total net revenues for the three months ended March 31, 2001 compared to 8% for the three months ended March 31, 2000.

Cost of Revenues

Cost of revenues increased to $3.9 million for the three months ended March 31, 2001 from $2.9 million for the three months ended March 31, 2000 primarily as a result of increased provisions for excess and obsolete inventories, which added costs of approximately $1.7 million. This increase was partially offset by lower costs related to the mix of products sold in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Operations personnel increased to 43 at March 31, 2001 from 28 at March 31, 2000.

Gross Profit

Gross profit decreased to $3.9 million for the three months ended March 31, 2001 from $4.4 million for the three months ended March 31, 2000. Gross margin decreased to 50% for the three months ended March 31, 2001 from 60% for the three months ended March 31, 2000. This decrease is primarily attributable to the $1.7 million increase in inventory reserves as a result of a reduction in demand for certain of our SiGe parts.

Operating Expenses

Research and Development. Research and development expenses increased to $2.5 million for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000. This increase is primarily the result of salaries and salary related expenses, which added costs of approximately $628,000 and increased expenses for engineering materials, which added costs of approximately $330,000. Research and development personnel increased to 46 at March 31, 2001 from 27 at March 31, 2000.

Sales and Marketing. Sales and marketing expenses increased to $1.6 million for the three months ended March 31, 2001 from $1.5 million for the three months ended March 31, 2000. This increase is primarily attributable to an increase in depreciation and commissions to outside sales representatives. Sales and marketing personnel totaled 22 at both March 31, 2001 and March 31, 2000.

General and Administrative. General and administrative expenses increased to $1.1 million for the three months ended March 31, 2001 from $939,000 for the three months ended March 31, 2000. This increase is primarily attributable to increased salaries and salary related expenses, which added costs of approximately $47,000 and higher insurance costs. General and administrative personnel increased to 19 at March 31, 2001 from 14 at March 31, 2000.

Amortization of Deferred Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended March 31, 2001 and 2000, we amortized $341,000 and $306,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities and interest expense from capital lease financing obligations. We had net interest and other income of $833,000 for the three months ended March 31, 2001 and $118,000 for the three months ended March 31, 2000. The increase in net interest and other income for the three months ended March 31, 2001 compared to March 31, 2000 is attributable to higher cash and cash equivalents and available-for-sale securities, resulting from proceeds received upon completion of our initial public offering.

Benefit from Income Taxes

Our benefit from income taxes was $249,000 for the three months ended March 31, 2001 and our provision for income taxes was $88,000 for the three months ended March 31, 2000. The benefit from income taxes for the first quarter of fiscal 2001 is based on our estimated tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through cash generated from operations, equipment lease financing, the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000. As of March 31, 2001, we had cash and cash equivalents of $56.9 million and working capital of $61.2 million.

     Our operating activities used cash of $38,000 in the three months ended March 31, 2001 and $946,000 in the three months ended March 31, 2000. In the three months ended March 31, 2001, cash used in operating activities was primarily attributable to our net loss of $580,000, an increase in inventory of $1.2 million and decreases in accrued expenses of $1.3 million and deferred margin on distributor inventory of $1.2 million. These were partially offset by depreciation and amortization of $634,000 and a decrease in accounts receivable of $2.3 million. In the three months ended March 31, 2000, cash used in operating activities was primarily attributable to increases in accounts receivable of $1.4 million and inventories of $2.8 million. These were partially offset by increases in accrued expenses of $1.5 million and deferred margin on distributor inventory of $1.2 million.

     Our investing activities provided cash of $17.4 million in the three months ended March 31, 2001 and used cash of $6.3 million in the three months ended March 31, 2000. Our investing activities reflect purchases and sales of available-for-sale securities and fixed assets.

     Our financing activities provided cash of $1.9 million in the three months ended March 31, 2001 and $33,000 in the three months ended March 31, 2000. In the three months ended March 31, 2001 and 2000, cash provided by financing activities was the result of proceeds from employee stock plans partially offset by principal payments on capital lease obligations.

     Our March 31, 2000 net loss applicable to common stockholders includes $25.9 million of accretion charges to increase the carrying amount of our mandatorily redeemable convertible preferred stock to the amount we would be required to pay if this preferred stock were to be redeemed. Upon the completion of our initial public offering, the mandatorily redeemable convertible preferred stock was converted into shares of common stock and, accordingly, we did not incur any additional accretion charges.

     We maintain an unsecured credit facility with a financial institution that includes a $10.0 million line of credit that expires in June of 2001. Borrowings under the revolving credit line may be made and repaid from time to time and bear interest at the base rate, as announced by the lender, minus 0.5%, or at LIBOR plus 2.25%. At March 31, 2001, there were no outstanding amounts under this credit facility.

     We currently anticipate that our current available cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, although no assurance can be given in this regard. If we require additional capital resources to grow our business, execute our operating plans, or acquire complimentary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities, which may result in additional dilution to our stockholders, or secure additional lines of credit.

INDUSTRY TRENDS AND MARKET CONDITIONS

     In the first quarter of 2001, companies throughout the worldwide telecommunication industry announced anticipated slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers have resulted in a slowdown in our current shipment levels and reduced our visibility regarding forecasted shipments for the remainder of 2001. The revenue decline appears to be having an effect across our channels, customer categories, products and technologies. If the macro-industry trends described above were to continue or worsen, it would likely result in lower sales for our products, increased provisions for excess and obsolete inventories, as was the case in the first quarter of 2001, and further actions to reduce our operating expenses, all of which could have a material adverse effect on our results of operations and the market price of our common stock.

RISK FACTORS

     Set forth below and elsewhere in this quarterly report on Form 10-Q and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q.

WE MAY NOT MEET QUARTERLY FINANCIAL EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     Our quarterly operating results have varied in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on March 12, 2001, we publicly announced our revised expectations of financial results for the quarter ending March 31, 2001, and the fiscal year ending December 31, 2001. Subsequently, the trading price of our common stock declined rapidly and significantly, which had a substantial negative effect on the value of any investment in such stock.

Factors contributing to the volatility of our stock price include:

     - wireless and wireline industry growth generally and demand for products containing RF components specifically;

     - changes in customer purchasing cycles and component inventory levels

     - the timing and success of new product and technology introductions by us or our competitors;

     - general economic growth or decline;

     - availability of raw materials, semiconductor wafers and manufacturing capacity or fluctuations in our manufacturing yields;

     - changes in selling prices for our integrated circuits due to competitive or currency exchange rate pressures;

     - changes in our product mix;

     - changes in the relative percentage of products sold through distributors as compared to direct sales; and

     - market acceptance of our products.

     Due to the factors discussed above, investors should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance.

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

     Our stock price has been highly volatile since our initial public offering. We expect that this volatility will continue in the future due to factors such as:

     - general market and economic conditions;

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

     - additions or departures of key personnel; and

     - future equity or debt offerings or our announcements of these offerings.

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

     Our success will depend in large part on the continued growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these infrastructure products will continue to grow at historical rates or at all. We have recently observed continued softness of the wireless infrastructure markets related to a general economic slowdown, which has impacted our entire segment. There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless infrastructure. These trends have had an adverse effect on our operations and caused us on March 12, 2001 to lower our previously announced expectations for our financial results in the quarter ending March 31, 2001, and for the fiscal year ending December 31, 2001. Subsequently, the market price of our common stock decreased. Any of these trends, if continued, could result in lower than expected demand for our products and increased provisions for excess inventories on our part, as was the case in the first quarter of 2001, which could have a material adverse effect on our revenues and results of operations generally, and cause the market price of our common stock to further decline. In addition, even if the demand for infrastructure grows, we will need to complete new product designs that meet the needs of our customers at a rate consistent with the growth of the market. Our product and process development efforts may not be successful in this regard.

INDUSTRY-WIDE FLUCTUATIONS IN SUPPLY AND DEMAND FOR SEMICONDUCTOR PRODUCTS COULD ADVERSELY IMPACT OUR BUSINESS.

     The semiconductor industry has historically been characterized by wide fluctuations in supply and demand for semiconductor products. From time to time, demand for semiconductor products has decreased, often in connection with, or in anticipation of, major additions of wafer fabrication capacity or maturing product cycles or due to general economic conditions. These fluctuations can and have in the past resulted in increased inventory levels and increased provisions for excess inventories. In the past, diminished product demand, production overcapacity and subsequent accelerated price erosion have lasted for extended periods of time. If the current trend of decreased demand for semiconductor products continues, we may again increase our provisions for excess inventories or write-off inventories, both of which would harm our results of operations and may cause our stock price to decline.

THE TIMING OF THE ADOPTION OF INDUSTRY STANDARDS MAY NEGATIVELY IMPACT WIDESPREAD MARKET ACCEPTANCE OF OUR PRODUCTS.

     The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers' products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly damaged. In addition, the increasing demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, generally following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays have in the past and may in the future negatively impact the sale of products by us, result in increased inventory levels and possibly write-offs or additional provisions for excess inventories, any of which would have a material adverse effect on our business financial condition and results of operations.

OUR RELIANCE ON THIRD-PARTY WAFER FABS TO MANUFACTURE OUR SEMICONDUCTOR WAFERS MAY CAUSE A SIGNIFICANT DELAY IN OUR ABILITY TO FILL ORDERS AND LIMITS OUR ABILITY TO ASSURE PRODUCT QUALITY AND TO CONTROL COSTS.

     We do not own or operate a semiconductor fabrication facility. We currently rely on five third-party wafer fabs to manufacture substantially all of our semiconductor wafers. A majority of our products sold in the first quarter of 2001 were manufactured in GaAs by TRW and SiGe by Atmel (Temic). The supply agreement with TRW provides us with a guaranteed supply of wafers through December 31, 2001. We may not be able to negotiate an extension of this agreement on favorable terms, if at all. We may not be successful in forming an alternative supply arrangement that provides us with a sufficient supply of GaAs wafers. In addition, we have only recently begun working with one of our five principal third-party wafer fabs. The loss of one of our third-party wafer fabs, in particular TRW or Atmel (Temic), or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments. We have entered into negotiations with several other foundries.

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

OUR RELIANCE ON SUBCONTRACTORS TO PACKAGE OUR PRODUCTS COULD CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS OR COULD INCREASE OUR COST OF REVENUES.

     We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, a significant amount of our net revenues in the first quarter of 2001 were attributable to products packaged by one subcontractor, MPI Corporation of Manila, Philippines. A relative of one of our founding stockholders controls MPI. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly MPI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

     Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, have accounted for a significant portion of our sales. In the first quarter of 2001, sales through Richardson Electronics Laboratories represented 31% of our net revenues and sales through Avnet Electronics Marketing represented 21% of our net revenues. These distributors principally purchase our standard components for resale to their customers. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

WE DEPEND ON MINICIRCUITS LABORATORIES FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF MINICIRCUITS AS A CUSTOMER OR A DECREASE IN PURCHASES BY MINICIRCUITS WOULD ADVERSELY AFFECT OUR REVENUES.

     Sales to Minicircuits Laboratories, a private label reseller of our products, account for a significant portion of our revenues. For example, 29% of our net revenues in the first quarter of 2001 were attributable to sales to Minicircuits. We expect that we will continue to rely on sales to Minicircuits for a significant portion of our future revenues. In addition to reselling our products and those of other RF component suppliers, Minicircuits also designs and supplies their own RF components. Our current contract with Minicircuits does not require Minicircuits to purchase our products in the future. If we were to lose Minicircuits as a customer, or if Minicircuits substantially reduced its purchases, our business and operating results would be adversely affected.

STANFORD UNIVERSITY HAS FILED A LAWSUIT AGAINST US ALLEGING TRADEMARK INFRINGEMENT. IF THIS LAWSUIT IS DECIDED AGAINST US, WE COULD BE FORCED TO CHANGE OUR CORPORATE NAME, LOSE BRAND RECOGNITION, PAY DAMAGES AND INCUR SIGNIFICANT LITIGATION COSTS.

     On March 17, 2000, Stanford University filed a complaint against us in the United States District Court for the Northern District of California alleging, among other things, infringement by us of its trademarks by our use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting us from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000 the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000 the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of February 15, 2001, Stanford University had not renewed its motion. A trial date was set for July 10, 2001, but the trial date has been vacated and discovery has been suspended pending mediation. We have entered into mediation with Stanford University, with a view toward resolving the case. Even though we have thus far successfully defeated requests for injunctions, if Stanford University is successful in any further motions for preliminary injunction or if we lose the lawsuit, we may be prohibited from using our "S" logo and/or the "Stanford Microdevices" trademark and trade name. If we are prohibited from using our name or logo, our brand recognition that we have built over several years could be significantly impaired, which could severely damage our business and operating results. We would also need to invest significant capital in rebranding our products and, in general, our company. In addition, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in defending the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

     Currently, communications equipment manufacturers obtain their RF components by either developing them internally or by buying widely available standard RF components from third-party distributors. We have historically generated a majority of our revenues through sales of standard components to these manufacturers through our distributors. If communications equipment manufacturers increase their internal production of RF components and reduce purchases of RF components from third parties, our revenues would decrease and our business would be harmed.

WE HAVE RECENTLY ESTABLISHED A BUSINESS UNIT FOCUSED ON DESIGNING RF COMPONENTS FOR SPECIFIC EQUIPMENT MANUFACTURERS. OUR FAILURE TO GROW THIS BUSINESS UNIT WOULD IMPAIR OUR ABILITY TO SUSTAIN AND INCREASE OUR REVENUES.

     Communications equipment manufacturers have begun to work directly with component suppliers such as us to design and build customized products for specific needs. In fiscal 2000, we established a business unit focused on designing RF components to meet these needs. Our business strategy is dependent in part on this business unit to sustain and increase our revenues. This business unit has not yet shipped any products and we cannot guarantee that we will be successful in developing this business unit. Development of this business unit will require us to expand our internal sales force and successfully install logistic and supply chain software and processes to manage this business unit. Each of these tasks will require significant management attention and expenditure of resources. Even with this attention and these expenditures, we may be unsuccessful in operating this business unit and this business unit may not generate any revenues.

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

WE MAY ENCOUNTER DIFFICULTIES IN MANAGING OUR GROWTH.

     We have experienced rapid growth and expansion in the past that placed a significant strain on our management and other resources, and we expect this to be a recurring issue in the future. The number of our employees has increased to 130 at March 31, 2001 from 91 at March 31, 2000. To accommodate this growth, we must implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of the accounting and other internal management systems. This may require substantial managerial and financial effort, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, our business could be harmed.

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

     A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia and Europe. International direct sales approximated 32% of our total direct sales in the first quarter of 2001. Based on information available from our distributors, products representing approximately 41% of our total distribution revenues, representing approximately 21% of our net revenues, were sold by our distributors to international customers in the first quarter of 2001. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

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

     At March 31, 2001, our cash and cash equivalents consisted primarily of bank deposits and money market funds and our short-term investments consisted of federal agency and related securities. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and short-term investments. However, due to the short term nature of our cash equivalents and short-term investments, a 1% increase or decrease in interest rates would not have a material impact on our future interest income.

                           Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

     On March 17, 2000, Stanford University filed a complaint against us in the United States District Court for the Northern District of California alleging, among other things, infringement by us of its trademarks by our use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University has requested preliminary and permanent injunctions prohibiting us from using trademarks that infringe or dilute its trademarks, and seeks compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000 the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000 the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of February 15, 2000, Stanford University had not renewed its motion. A trial date was set for July 10, 2001, but the trial date has been vacated and discovery has been suspended pending mediation. We have entered into mediation with Stanford University, with a view toward resolving the case.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           STANFORD MICRODEVICES, INC.



DATE: May 15, 2001         /s/  Robert Van Buskirk
                           -----------------------------------------
                           ROBERT VAN BUSKIRK
                           President, Chief Executive Officer and
                           Director

DATE: May 15, 2001         /s/   Thomas Scannell
                           -----------------------------------------
                           THOMAS SCANNELL
                           Vice President, Finance and
                           Administration, Chief Financial
                           Officer and Assistant Treasurer