Form 10-Q
period 2001-07-01
STANFORD MICRODEVICES INC
filed 2001-08-15
CIK 1103777

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


          [X] Quarterly report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended
                                 July 1, 2001.

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

                                (408) 616-5400
                                --------------

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

As of July 29, 2001, there were 29,403,177 of registrant's Common Stock outstanding.

                          STANFORD MICRODEVICES, INC.
                                     INDEX

Part I.   Financial Information...........................................   3

     Item 1. Financial Statements.........................................   3

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  10

     Item 3. Qualitative and Quantitative Disclosures About Market Risk...  30

Part II.  Other Information...............................................  30

     Item 1. Legal Proceedings............................................  30

     Item 2. Changes in Securities and Use of Proceeds....................  31

     Item 3: Defaults Upon Senior Securities..............................  31

     Item 4: Submission of Matters to a Vote of Security Holders..........  31

     Item 5: Other Information............................................  32

     Item 6: Exhibits and Reports on Form 8-K.............................  32

Signatures................................................................  32

                         Part 1. Financial Information


Item 1. Financial Statements

                          Stanford Microdevices, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                              June 30,         December 31,
                                                                2001               2000
                                                                ----               ----
                                                             (unaudited)
Assets
Current assets:
     Cash and cash equivalents                               $   55,265         $  37,683
     Short-term investments                                       1,995            13,444
     Accounts receivable, net                                     1,748             3,946
     Inventories                                                  7,375             7,107
     Deferred tax assets and other                                3,869             3,464
                                                             ----------         ---------
Total current assets                                             70,252            65,644

     Property and equipment, net                                  9,395             8,388
     Long-term investments                                            -             7,204
     Other assets                                                 1,069             1,070
                                                             ----------         ---------
Total assets                                                 $   80,716         $  82,306
                                                             ============================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                        $    2,165         $   2,071
     Accrued expenses                                             2,081             2,912
     Deferred margin on distributor inventory                     5,091             6,942
     Capital lease obligations, current portion                     732               747
                                                             ----------         ---------
Total current liabilities                                        10,069            12,672

           Capital lease obligations                                640             1,010

Stockholders' equity
           Common Stock                                              29                27
           Additional paid-in capital                           128,042           125,286
           Deferred stock compensation                           (2,944)           (3,619)
           Accumulated deficit                                  (55,120)           (53,070)
                                                             ----------         ----------
Total stockholders' equity                                       70,007             68,624
                                                             ----------         ----------

           Total liabilities and stockholders' equity        $   80,716         $   82,306
                                                             =============================

                            See accompanying notes.

                          Stanford Microdevices, Inc.
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                                               Three Months Ended           Six Months Ended
                                                                               ------------------           ----------------
                                                                             June 30,       June 30,     June 30,      June 30,
                                                                               2001           2000         2001          2000
                                                                               ----           ----         ----          ----
Net revenues                                                                 $  5,355       $  7,872     $ 13,155     $  15,136
Cost of revenues (exclusive of amortization of
  deferred stock compensation of $37, $74, $39 and $76
  for the three and six months ended June 30, 2001 and
  three and six months ended June 30, 2000, respectively)                       3,716          3,385        7,616         6,270
                                                                             --------       --------     --------     ---------
Gross profit                                                                    1,639          4,487        5,539         8,866

Operating expenses:
  Research and development (exclusive of amortization of
    deferred stock compensation of $68, $143, $75 and $139
    for the three and six months ended June 30, 2001 and
    three and six months ended June 30, 2000, respectively)                     1,972          1,690        4,503         3,126
  Sales and marketing (exclusive of amortization of deferred stock compensation of $75, $151, $75 and $148 for the
    three and six months ended June 30, 2001 and three and
    six months ended June 30, 2000, respectively)                               1,418          1,482        3,054         3,004
  General and administrative (exclusive of amortization of
    deferred stock compensation of $154, $307, $132 and $264
    for the three and six months ended June 30, 2001 and
    three and six months ended June 30, 2000, respectively)                     1,175          1,173        2,229         2,112
  Amortization of deferred stock compensation                                     334            321          675           627
                                                                             --------       --------     --------     ---------
Total operating expenses                                                        4,899          4,666       10,461         8,869
                                                                             --------       --------     --------     ---------

Loss from operations                                                           (3,260)          (179)      (4,922)           (3)

Interest expense                                                                   31             67           73           113
Interest income and other, net                                                  1,192            414        2,067           578
                                                                             --------       --------     --------     ---------

Income (loss) before taxes                                                     (2,099)           168       (2,928)          462

Provision for (benefit from) income taxes                                        (629)            50         (878)          138
                                                                             --------       --------     --------     ---------

Net income (loss)                                                              (1,470)           118       (2,050)          324

Accretion of mandatorily redeemable
  convertible preferred stock                                                       -              -            -       (25,924)
                                                                             --------       --------     --------     ---------

Net income (loss) applicable to common stockholders                          $ (1,470)      $    118     $ (2,050)    $ (25,600)
                                                                             ==================================================
Net income (loss) per share applicable to common stockholders:
    Basic                                                                    $  (0.05)      $   0.01     $  (0.07)    $   (1.46)
                                                                             ==================================================
    Diluted                                                                  $  (0.05)      $   0.00     $  (0.07)    $   (1.46)
                                                                             ==================================================

Shares used to compute net income (loss)
 applicable to common stockholders
    Basic                                                                      29,270         20,007       28,771        17,503
                                                                             ==================================================
    Diluted                                                                    29,270         28,530       28,771        17,503
                                                                             ==================================================

                            See accompanying notes.

                          Stanford Microdevices, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)


                                                                                       Six Months Ended
                                                                                June 30, 2001   June 30, 2000
                                                                                -------------   -------------
                                                                                         (unaudited)
                                                                                         -----------
Operating Activities
Net  income (loss)                                                              $   (2,050)      $     324
Adjustments to reconcile net income (loss) to net
              cash used in operating activities:
              Depreciation and amortization                                          1,334             674
              Compensation expense related to stock options                              -              63
              Amortization of deferred stock  compensation                             675             627
              Changes in operating assets and liabilities:
                Accounts receivable                                                  2,198          (1,795)
                Inventories                                                           (268)         (4,005)
                Deferred tax assets and other assets                                  (404)           (370)
                Accounts payable                                                        94              95
                Accrued expenses                                                      (831)          1,181
                Deferred margin on distributor inventory                            (1,851)          2,494
                                                                                ----------       ---------
                   Net cash used in operating activities                            (1,103)           (712)
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net                  18,653         (21,222)
Purchases of property and equipment                                                 (2,341)         (2,636)
Proceeds from the sale of property and equipment                                         -             753
                                                                                ----------       ---------
Net cash provided by (used in) investing activities                                 16,312         (23,105)
Financing Activities
Proceeds from issuance of common stock, net                                              -          49,794
Principal payments on capital lease obligations                                       (385)           (464)
Proceeds from employee stock plans                                                   2,758             348
                                                                                ----------       ---------
Net cash provided by financing activities                                            2,373          49,678
Increase in cash                                                                    17,582          25,861
Cash at beginning of period                                                         37,683          10,965
Cash at end of period                                                           $   55,265       $  36,826
                                                                                ==========================
Supplemental disclosures of noncash investing and
  financing activities
Equipment acquired under capital Lease                                          $        -       $     612
Accretion of mandatorily redeemable convertible
     preferred stock                                                            $        -       $  25,924
Deferred stock compensation                                                     $        -       $     681
Net exercise of warrants                                                        $        -       $     688
Conversion of mandatorily redeemable convertible
  preferred stock into common stock                                             $        -       $  64,781

                            See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any later period.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Stanford Microdevices, Inc. (the "Company") for the fiscal year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 29, 2001.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Stanford Microdevices, Canada and Stanford Microdevices UK Limited. Intercompany balances and transactions have been eliminated.

The Company operates on thirteen week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. The Company's second quarter of fiscal year 2001 ended on July 1, 2001. The Company's second quarter of fiscal year 2000 ended on July 2, 2000. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter's calendar month end for convenience.

Note 2: Inventories

The Company plans production based on orders received and forecasted demand and must order wafers and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company's markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company's customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company's customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on actual results of operations.

Inventories consist of (in thousands):


                                     June 30,      DECEMBER 31,
                                       2001             2000
                                    ----------      ------------
                                    (UNAUDITED)
               Raw materials          $3,770           $2,648
               Work-in-process         2,378            3,211
               Finished goods          1,227            1,248
                                      ------           ------
                    Total             $7,375           $7,107
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

The following table sets forth the computation of basic and diluted net income
(loss) per share for the periods indicated (in thousands, except per share data):

                                                                   Three Months ended            Six Months ended
                                                                   ------------------            ----------------
                                                                 June 30,      June 30,        June 30,       June 30,
                                                                   2001          2000            2001           2000
                                                                   ----          ----            ----           ----
Net income (Loss) applicable to common stockholders              $ (1,470)     $    118      $   (2,050)    $  (25,600)
                                                                 =====================================================

Weighted average common shares outstanding                         29,270        20,007          28,771         17,503
Effect of dilutive options outstanding                                  -         4,807               -              -
Effect of dilutive warrants and mandatorily redeemable
     convertible preferred stock                                        -         3,716               -              -
Denominator for diluted earnings per share                         29,270        28,530          28,771         17,503
                                                                 =====================================================

Net (income) loss per share applicable to common stockholders

     Basic                                                       $  (0.05)     $   0.01      $    (0.07)    $    (1.46)
     Diluted                                                     $  (0.05)     $   0.00      $    (0.07)    $    (1.46)

The effect of options to purchase 3,497,493 shares of Common Stock at an average exercise price of $10.22 for the three and six months ended June 30, 2001 has not been included in the computation of diluted net loss per share applicable to common stockholders as its effect is antidilutive.

The effects of options to purchase 5,263,521 shares of Common Stock at an average exercise price of $2.12 and warrants to purchase 1,100,000 shares of Common Stock at an average exercise price of $4.50 for the six months ended June 30, 2000 has not been included in the computation of diluted net loss per share applicable to common stockholders as their effect is antidilutive.

The effects of conversion of 5,647,839 shares of Mandatorily Redeemable Convertible Preferred Stock for the six months ended June 30, 2000 has not been included in the computation of diluted net loss per share applicable to common stockholders as the effect is antidilutive.

Note 4: Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income (loss) was the same as its net income (loss) for the three and six months ended June 30, 2001 and 2000.

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

The accounting policies of the segments are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to

Consolidated Financial Statements as reflected in the Company's Annual Report on Form 10-K, filed with the SEC on March 29, 2001. The Company's chief operating decision maker (CODM) evaluates performance and allocates resources based on segment reporting operating income (loss). There are no intersegment sales. Non-segment items include various corporate research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of deferred stock compensation, depreciation and amortization expense, interest income and other, net, interest expense, and the provision for (benefit from) income taxes, as the aforementioned items are not allocated for purposes of the CODM's review. With the exception of expenditures for long-lived assets, assets and liabilities are not discretely reviewed by the CODM.

                                                            Wireless                  Non-
(In Thousands)                               Standard    Infrastructure   Total      Segment        Total
(Unaudited)                                  Products       Products     Segments     Items        Company
                                             --------       --------     --------     -----        -------
For the three months
ended June 30, 2001

Net revenues from external customers         $  5,355      $      -      $  5,355   $       -     $   5,355
Operating income (loss)                         1,879          (753)        1,126      (4,386)       (3,260)
Expenditures for long-lived assets                  4            28            32       1,111         1,143

For the six months
ended June 30, 2001

Net revenues from external customers         $ 13,155      $      -      $ 13,155   $       -     $  13,155
Operating income (loss)                         4,549        (1,456)        3,093      (8,015)       (4,922)
Expenditures for long-lived assets                226           158           384       1,957         2,341

For the three months
ended June 30, 2000

Net revenues from external customers         $  7,872      $      -      $  7,872   $       -     $   7,872
Operating income (loss)                         3,436          (636)        2,800      (2,979)    $    (179)
Expenditures for long-lived assets                427           141           568         742     $   1,310

For the six months
ended June 30, 2000

Net revenues from external customers         $ 15,136      $      -      $ 15,136   $       -     $  15,136
Operating income (loss)                         6,907        (1,234)        5,673      (5,676)           (3)
Expenditures for long-lived assets                564           784         1,348       1,900         3,248

Note 6: Contingency

On March 17, 2000, Stanford University filed a complaint against the Company in the United States District Court for the Northern District of California alleging, among other things, infringement by the Company of its trademarks by the Company's use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University requested preliminary and permanent injunctions prohibiting the Company from using trademarks that infringe or dilute its trademarks, and sought compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000, the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000, the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of December 31, 2000, Stanford University had not renewed its motion. A trial date was set for July 10, 2001 but the trial date was vacated and discovery was suspended pending mediation. The Company and Stanford University entered into mediation and successfully settled their dispute, whereby, without admitting any liability, the Company acknowledged that Stanford University's names and marks are strong, famous, and distinctive, and agreed to discontinue using the term "STANFORD" and a predominantly red or red and white "S" logo by or before January 31, 2002.

Note 7: Impact of Recently Issued Accounting Standards

On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141) "Business Combinations" and Statement No. 142 (FAS
142) "Goodwill and Other Intangible Assets".

FAS 141 requires that all business combinations be accounted for under a single method-the "purchase" method for all business combinations initiated after June 30, 2001. The Company expects to adopt FAS 141 in the third quarter of 2001 and expects that the adoption of this statement will not have a material effect on the Company's financial statements.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Intangible assets the are acquired individually or with a group of other assets (excluding those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company expects to adopt the Statement effective January 1, 2002. The Company has not yet determined the impact this statement will have on its future results of operations.

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

From 1986 to 1995, we generated revenues primarily from design services and contract manufacturing services for RF components. Net revenues from contract manufacturing services as a percentage of our total net revenues declined significantly from 1996 to 2000. Contract manufacturing customers represented less than 10% of our total net revenues in 2000, 1999 and 1998. In 1999, we made the strategic decision to discontinue our contract manufacturing services although we continued to fulfill our contractual obligations through March 31, 2000. There were no employee terminations, facilities charges, disposals of assets or other costs associated with our decision to discontinue our contract manufacturing services. This decision did not have a material impact on our ongoing results of operations, liquidity or capital resources.

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

Two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, and a private label reseller of our products, Minicircuits Laboratories, accounted for a substantial portion of our net revenues in the three months ended June 30, 2001 and 2000. Sales to Minicircuits Laboratories represented 21% of net revenues in the three months ended June 30, 2001 and 28% of net revenues in the three months ended June 30, 2000.

Richardson Electronics Laboratories represented 39% of net revenues in the three months ended June 30, 2001 and 38% of net revenues in the three months ended June 30, 2000. Avnet Electronics Marketing represented 16% of net revenues in the three months ended June 30, 2001 and 28% of net revenues in the three months ended June 30, 2000. Richardson Electronics Laboratories and Avnet Electronics Marketing distribute our products to a large number of end customers. We anticipate that sales through distributors and to one or more private label resellers will continue to account for a substantial portion of our net revenues. In the three months ended June 30, 2001, sales to PACE Micro Technology PLC represented 10% of our net revenues.

Three of our product lines accounted for a significant portion of our net revenues in the three months ended June 30, 2001 and 2000. Sales of our gallium arsenide heterojunction bipolar transistor (GaAs HBT) products accounted for 51% of our net revenues in the three months ended June 30, 2001 and 67% of our net revenues in the three months ended June 30, 2000. Sales of our silicon germanium
(SiGe) heterojunction bipolar transistor products accounted for 31% of our net revenues in the three months ended June 30, 2001 and 19% of our net revenues in the three months ended June 30, 2000. Sales of our heterojunction field effect transistor (Hfet) discrete devices accounted for 8% of our net revenues in the three months ended June 30, 2001 and 11% of our net revenues in the three months ended June 30, 2000.

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

Through June 30, 2001, one packaging firm, MPI Corporation in Manila, Philippines, packaged a majority of our products. MPI also performed substantially all of the manufacturing that related to our contract manufacturing services. Relatives of our founding stockholders own MPI. Although we utilized four additional packaging subcontractors in the three months ended June 30, 2001, we anticipate that MPI will continue to account for a significant amount of our packaging in the near future.

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

In recent years we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Our full-time employees increased to 126 at June 30, 2001 from 107 at June 30, 2000.

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

Comparison of the Three Months Ended June 30, 2001 and June 30, 2000

Net Revenues

Net revenues decreased to $5.4 million for the three months ended June 30, 2001 from $7.9 million for the three months ended June 30, 2000. This decrease was the result of the general economic slowdown, the resulting softness in the wireless infrastructure markets, changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out. Sales through our distributors were 55% of net revenues for the three months ended June 30, 2001 and 66% of net revenues for the three months ended June 30, 2000. Sales to our direct customers comprised 45% of net revenues for the three months ended June 30, 2001, of which 21% of net revenues was to our private label reseller and 24% of net revenues was to our factory direct customers. Sales to our direct customers comprised 34% of net revenues for the three months ended June 30, 2000, of which 28% of net revenues was to our private label reseller. Sales to our major infrastructure original equipment manufacturers (OEM) was approximately 11% of net revenues for the three months ended June 30, 2001 compared to approximately 4% of net revenues for the three months ended June 30, 2000. Sales of our SiGe products were approximately 31% of our total net revenues for the three months ended June 30, 2001 compared to 19% for the three months ended June 30, 2000.

Cost of Revenues

Cost of revenues increased to $3.7 million for the three months ended June 30, 2001 from $3.4 million for the three months ended June 30, 2000, primarily as a result of increased provisions for excess inventories, which added costs of approximately $266,000, and increased direct labor and manufacturing overhead spending. This increase was partially offset by lower variable costs as a result of our decrease in unit shipments in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Operations personnel increased to 42 at June 30, 2001 from 34 at June 30, 2000.

Gross Profit

Gross profit decreased to $1.6 million for the three months ended June 30, 2001 from $4.5 million for the three months ended June 30, 2000. Gross margin decreased to 31% for the three months ended June 30, 2001 from 57% for the three months ended June 30, 2000. This decrease is primarily attributable to the increase in inventory reserves and lower production volumes.

Operating Expenses

Research and Development. Research and development expenses increased to $2.0 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. This increase is primarily the result of salaries and salary related expenses, which added costs of approximately $267,000. Research and development personnel increased to 43 at June 30, 2001 from 32 at June 30, 2000.

Sales and Marketing. Sales and marketing expenses decreased to $1.4 million for the three months ended June 30, 2001 from $1.5 million for the three months ended June 30, 2000. This decrease is primarily attributable to a decrease in commissions to outside sales representatives as a result of our lower net revenues. Sales and marketing personnel totaled 22 at both June 30, 2001 and June 30, 2000.

General and Administrative. General and administrative expenses totaled $1.2 million for the three months ended June 30, 2001 and the three months ended June 30, 2000. General and administrative personnel totaled 19 at both June 30, 2001 and June 30, 2000.

Amortization of Deferred Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended June 30, 2001 and 2000, we amortized $334,000 and $321,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $1.2 million for the three months ended June 30, 2001 and $347,000 for the three months ended June 30, 2000. The increase in net interest and other income for the three months ended June 30, 2001 compared to June 30, 2000 is attributable to proceeds from the settlement of a trademark dispute and higher cash and cash equivalents and available-for-sale securities, resulting from proceeds received upon completion of our initial public offering.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $629,000 for the three months ended June 30, 2001 and our provision for income taxes was $50,000 for the three months ended June 30, 2000. We continued to benefit our pre-tax loss for the three months ended June 30, 2001 based on our projected ability to generate future taxable income.


Results of Operations - Six Months Ended June 30, 2001 and June 30, 2000

Net Revenues

Net revenues decreased to $13.2 million for the six months ended June 30, 2001 from $15.1 million for the six months ended June 30, 2000. This decrease was the result of the general economic slowdown, the resulting softness in the wireless infrastructure markets, changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out. Sales through our distributors were 54% of net revenues for the six months ended June 30, 2001 and 65% of net revenues for the six months ended June 30, 2000. Sales to our direct customers (excluding contract manufacturing) comprised 46% of net revenues for the six months ended June 30, 2001, of which 26% of net revenues was to our private label reseller and 20% was to our factory direct customers. Sales to our direct customers (excluding contract manufacturing) comprised 35% of net revenues for the six months ended June 30, 2000, of which 29% of net revenues was to our private label reseller. Sales of our SiGe products were approximately 22% of our total net revenues for the six months ended June 30, 2001 compared to approximately 13% for the six months ended June 30, 2000.

Cost of Revenues

Cost of revenues increased to $7.6 million for the six months ended June 30, 2001 from $6.3 million for the six months ended June 30, 2000 primarily as a result of increased provisions for excess inventories, which added costs of approximately $1.8 million and increased direct labor and manufacturing overhead spending. This increase was partially offset by lower variable costs as a result of our decrease in unit shipments in the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Gross Profit

Gross profit decreased to $5.5 million for the six months ended June 30, 2001 from $8.9 million for the six months ended June 30, 2000. Gross margin decreased to 42% for the six months ended June 30, 2001 from 59% for the six months ended June 30, 2000. This decrease is primarily attributable to the increase in inventory reserves and lower production volumes.


Operating Expenses

Research and Development. Research and development expenses increased to $4.5 million for the six months ended June 30, 2001 from $3.1 million for the six months ended June 30, 2000. This increase is primarily the result of salaries and salary related expenses, which added costs of approximately $895,000 and increased expenses for engineering materials, which added costs of approximately $266,000.

Sales and Marketing. Sales and marketing expenses increased to $3.1 million for the six months ended June 30, 2001 from $3.0 million for the six months ended June 30, 2000. This increase is primarily attributable to increased advertising and marketing communications expenses.

General and Administrative. General and administrative expenses increased to $2.2 million for the six months ended June 30, 2001 from $2.1 million for the six months ended June 30, 2000. This increase is primarily attributable to higher insurance costs.

Amortization of Deferred Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the six months ended June 30, 2001 and 2000, we amortized $675,000 and $627,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and borrowings under our bank line of credit and other miscellaneous items. We had net interest and other income of $2.0 million for the six months ended June 30, 2001 and $465,000 for the six months ended June 30, 2000. The increase in net interest and other income for the six months ended June 30, 2001 compared to June 30, 2000 is attributable to proceeds from the settlement of a trademark dispute and higher cash and cash equivalents and available-for-sale securities, resulting from proceeds received upon completion of our initial public offering.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $878,000 for the six months ended June 30, 2001 and our provision for income taxes was $138,000 for the six months ended June 30, 2000. We continued to benefit our pre-tax loss for the six months ended June 30, 2001 based on our projected ability to generate future taxable income.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated from operations, equipment lease financing, the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000. As of June 30, 2001, we had cash and cash equivalents of $55.3 million and working capital of $60.2 million.

Our operating activities used cash of $1.1 million in the six months ended June 30, 2001 and $712,000 in the six months ended June 30, 2000. In the six months ended June 30, 2001, cash used in operating activities was primarily attributable to our net loss of $2.1 million and a decrease in deferred margin on distributor inventory of $1.9 million. These were partially offset by depreciation and amortization of $1.3 million and a decrease in accounts receivable of $2.2 million. In the six months ended June 30, 2000, cash used in operating activities was primarily attributable to increases in inventories of $4.0 million and accounts receivable of $1.8 million. These were partially offset by increases in accrued expenses of $1.2 million and deferred margin on distributor inventory of $2.5 million and depreciation and amortization of $674,000.

Our investing activities provided cash of $16.3 million in the six months ended June 30, 2001 and used cash of $23.1 million in the six months ended June 30, 2000. Our investing activities reflect purchases and sales of available-for-sale securities and fixed assets.

Our financing activities provided cash of $2.4 million in the six months ended June 30, 2001 and $49.7 million in the six months ended June 30, 2000. In the six months ended June 30, 2001, cash provided by financing activities was the result of proceeds from employee stock plans partially offset by principal payments on capital lease obligations. In the six months ended June 30, 2000, cash provided by financing activities was primarily attributable to net proceeds from the issuance of common stock in our initial public offering of $49.8 million.

Our net loss applicable to common stockholders for the six months ended June 30, 2000 includes $25.9 million of accretion charges to increase the carrying amount of our mandatorily redeemable convertible preferred stock to the amount we would be required to pay if this preferred stock were to be redeemed. Upon the completion of our initial public offering, the mandatorily redeemable convertible preferred stock was converted into shares of common stock and, accordingly, we did not incur any additional accretion charges.

We currently anticipate that our current available cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, although no assurance can be given in this regard. If we require additional capital resources to grow our business, execute our operating plans, or acquire complimentary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities, which may result in additional dilution to our stockholders, or secure lines of credit.

Industry Trends and Market Conditions

In the first and second quarters of 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers have resulted in a slowdown in our current shipment levels and reduced our visibility regarding forecasted shipments for the remainder of 2001. The revenue decline appears to be having an effect across our channels, customer categories, products and technologies. If the macro-industry trends described above were to continue or worsen, it would likely result in lower sales for our products, increased provisions for excess inventories, as was the case in the first and second quarters of 2001, an increase in our tax rate, potential write-offs of deferred tax assets and further actions to reduce our operating expenses, all of which could have a material adverse effect on our results of operations and the market price of our common stock.

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

Our success will depend in large part on the continued growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these infrastructure products will continue to grow at historical rates or at all. We have recently observed continued softness of the wireless infrastructure markets related to a general economic slowdown, which has impacted our entire segment. There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless infrastructure. These trends have had an adverse effect on our operations and caused us on March 12, 2001 to lower our previously announced expectations for our financial results in the quarter ending March 31, 2001, and for the fiscal year ending December 31, 2001. Subsequently, the market price of our common stock decreased. Any of these trends, if continued, could result in lower than expected demand for our products, increased provisions for excess inventories, as was the case in the first and second quarters of 2001, an increase in our tax rate and potential write-offs of deferred tax asset, any of which could have a material adverse effect on our revenues and results of operations generally, and cause the market price of our common stock to further decline. In addition, even if the demand for infrastructure grows, we will need to complete new product designs that meet the needs of our customers at a rate consistent with the growth of the market. Our product and process development efforts may not be successful in this regard.

Industry-wide fluctuations in supply and demand for semiconductor products could adversely impact our business.

The semiconductor industry has historically been characterized by wide fluctuations in supply and demand for semiconductor products. From time to time, demand for semiconductor products has decreased, often in connection with, or in anticipation of, major additions of wafer fabrication capacity or maturing product cycles or due to general economic conditions. These fluctuations can and have in the past resulted in increased inventory levels and increased provisions for excess inventories. In the past, diminished product demand, production overcapacity and subsequent accelerated price erosion have lasted for extended periods of time. If the current trend of decreased demand for semiconductor products continues, we may again increase our provisions for excess inventories or write-off inventories, increase our tax rate and write-off deferred tax assets, all of which would harm our results of operations and may cause our stock price to decline.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers' products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly damaged. In addition, the increasing demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, generally following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays have in the past and may in the future negatively impact the sale of products by us, result in increased inventory levels and possibly write-offs or additional provisions for excess inventories, as well as possible write-offs of our deferred tax assets and increase our tax rate any of which would have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may cause a significant delay in our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on five third-party wafer fabs to manufacture substantially all of our semiconductor wafers. A majority of our products sold in the second quarter of 2001 were manufactured in GaAs by TRW and SiGe by Atmel (Temic), our sole source supplier. The supply agreement with TRW provides us with a guaranteed supply of wafers through December 31, 2001. We may not be able to negotiate an extension of this agreement on favorable terms, if at all. Despite the recent addition of a second source supplier, we may not be successful in obtaining a sufficient supply of GaAs wafers in the event that we do not negotiate an extension with TRW. In addition, we have only recently begun working with one of our five principal third-party wafer fabs. The loss of one of our third-party wafer fabs, in particular TRW or Atmel (Temic), or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to RF Micro Devices and GCS, our newest third-party wafer fabs, which have not yet produced wafers in volume for us. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

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

We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, a majority of our products were packaged by one subcontractor, MPI Corporation of Manila, Philippines, in the second quarter of 2001. A relative of one of our founding stockholders controls MPI. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly MPI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, have accounted for a significant portion of our sales. In the second quarter of 2001, sales through Richardson Electronics Laboratories represented 39% of our net revenues and sales through Avnet Electronics Marketing represented 16% of our net revenues. These distributors principally purchase our standard components for resale to their customers. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

We depend on Minicircuits Laboratories for a substantial portion of our revenues and the loss of Minicircuits as a customer or a decrease in purchases by Minicircuits would adversely affect our revenues.

Sales to Minicircuits Laboratories, a private label reseller of our products, account for a significant portion of our revenues. For example, 21% of our net revenues in the second quarter of 2001 were attributable to sales to Minicircuits. We expect that we will continue to rely on sales to Minicircuits for a significant portion of our future revenues. In addition to reselling our products and those of other RF component suppliers, Minicircuits also designs and supplies their own RF components. Our current contract with Minicircuits does not require Minicircuits to purchase our products in the future. If we were to lose Minicircuits as a customer, or if Minicircuits substantially reduced its purchases, our business and operating results would be adversely affected.

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

We have recently established a business unit focused on designing RF components for wireless equipment manufacturers. Our failure to grow this business unit would impair our ability to sustain and increase our revenues.

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

We have experienced rapid growth and expansion in the past that placed a significant strain on our management and other resources, and we expect this to be a recurring issue in the future. The number of our employees has increased to 126 at June 30, 2001 from 107 at June 30, 2000. To accommodate this growth, we must implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of the accounting and other internal management systems. This may require substantial managerial and financial effort, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, our business could be harmed.

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

A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia and Europe. International direct sales approximated 51% of our total direct sales in the second quarter of 2001. Based on information available from our distributors, products representing approximately 57% of our total distribution revenues, representing approximately 30% of our net revenues, were sold by our distributors to international customers in the second quarter of 2001. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

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

Our officers, directors and principal stockholders (greater than 5% stockholders) together have historically controlled a majority of our outstanding common stock and our two founding stockholders have historically controlled a significant amount of our outstanding common stock. As a result, these stockholders, if they act together, and our founding stockholders acting alone, will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of all of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Stanford Microdevices and might affect the market price of our common stock. In addition, the interests of these stockholders may not always coincide with the interests of Stanford Microdevices or the interests of other stockholders.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our sales have been made to predominantly U.S.-based customers and distributors in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. However, we continue to and expect in future periods to expand selling into foreign markets, including Europe and Asia. Because our sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

At June 30, 2001, our cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds and our short-term investments consisted of federal agency and related securities. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and short-term investments. However, due to the short-term nature of our cash equivalents and short-term investments, a 1% increase or decrease in interest rates would not have a material impact on our future interest income.


Part II - Other Information

Item 1. Legal Proceedings

On March 17, 2000, Stanford University filed a complaint against us in the United States District Court for the Northern District of California alleging, among other things, infringement by us of its trademarks by our use of the name "Stanford" and by use of a logo containing the letter "S" and the color red. Stanford University requested preliminary and permanent injunctions prohibiting us from using trademarks that infringe or dilute its trademarks, and sought compensatory damages, exemplary and punitive damages, costs and attorneys' fees. A hearing on Stanford University's request for a preliminary injunction was held by the District Court on May 8, 2000 and Stanford University was denied the preliminary injunction. Stanford University then filed a motion with the District Court for an emergency injunction pending appeal and on May 15, 2000 Stanford University was denied the emergency injunction. Stanford University filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the denial of the preliminary injunction and filed a motion with the Court of Appeals for an emergency injunction pending the appeal. On May 22, 2000 the Court of Appeals denied the motion for an emergency injunction. On June 5, 2000, Stanford University filed a motion with the United States Court of Appeals for the Ninth Circuit for reconsideration of its motion for an emergency injunction pending appeal. On June 28, 2000 the United States Court of Appeals for the Ninth Circuit denied Stanford University's motion for reconsideration. On September 21, 2000, the Court of Appeals affirmed the District Court's denial of a preliminary injunction, but stated that its order does not preclude Stanford University from renewing its motion for a preliminary injunction based on only the claims of dilution. As of February 15, 2000, Stanford University had not renewed its motion. A trial date was set for July 10, 2001, but the trial date was vacated and discovery was suspended pending mediation. We entered into mediation and successfully settled our dispute with Stanford University in the second quarter of 2001, whereby, without admitting any liability, we acknowledged that Stanford University's names and marks are strong, famous, and distinctive, and we agreed to discontinue using the term ``STANFORD'' and a predominantly red or red and white "S" logo by or before January 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on May 30, 2001.

(b) At the Annual Meeting, the stockholders elected Peter Chung and Robert Van Buskirk as Class I Directors to serve for terms of three years. The terms of office of the Class II Directors, John Bumgarner and Casimir Skrzypczak, and the Class III Director, John Ocampo, continued following the Annual Meeting as well.

(c) The stockholders of the Company voted on the following matters at the Annual
Meeting:

     1. the election of two Class I directors to serve for terms of three years; and

     2. ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.

Votes were cast for the election of Peter Chung and Robert Van Buskirk as Class I Directors as follows:

                             VOTES FOR      VOTES WITHHELD
                             ---------      --------------
Peter Chung                  26,889,032         69,302
Robert Van Buskirk           25,789,917      1,168,417

     The appointment of Ernst & Young LLP as auditors for fiscal year ending December 31, 2001 was approved as follows:
     26,951,744 votes for approval;
     5,133 votes against;
     1,457 abstentions; and
     1,732,648 broker non-votes.



Item 5: Other Information

None


Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STANFORD MICRODEVICES, INC.


           DATE: August 15, 2001      /s/  Robert Van Buskirk
                                      ----------------------------------
                                      ROBERT VAN BUSKIRK
                                      President, Chief Executive Officer and
                                      Director

           DATE: August 15, 2001      /s/ Thomas Scannell
                                      -------------------------------
                                      THOMAS SCANNELL
                                      Vice President, Finance and
                                      Administration, Chief Financial
                                      Officer and Assistant Treasurer