Form 10-Q
period 2001-09-30
SIRENZA MICRODEVICES INC
filed 2001-11-14
CIK 1103777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                               September 30, 2001.

                                       or

          [_] Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from
                   _________________ to _____________________.

                        Commission File Number: 000-30615

                           SIRENZA MICRODEVICES, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                   77-0073042
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation or organization)                   Identification No.)


      522 Almanor Avenue, Sunnyvale, CA                       94086
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

                                 (408) 616-5400
                                 --------------

              (Registrant's telephone number, including area code)

      Stanford Microdevices, Inc., 726 Palomar Avenue, Sunnyvale, CA 94086
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 28, 2001, there were 29,459,801 shares of registrant's Common Stock outstanding.

                           SIRENZA MICRODEVICES, INC.
                                      INDEX

Part I. Financial Information..............................................   3

     Item 1. Financial Statements..........................................   3

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  11

     Item 3. Qualitative and Quantitative Disclosures About Market Risk....  32

Part II. Other Information.................................................  32

     Item 1. Legal Proceedings.............................................  32

     Item 2. Changes in Securities and Use of Proceeds.....................  32

     Item 3: Defaults Upon Senior Securities...............................  33

     Item 4: Submission of Matters to a Vote of Security Holders...........  33

     Item 5: Other Information.............................................  33

     Item 6: Exhibits and Reports on Form 8-K..............................  33

Signatures.................................................................  33

                          Part 1. Financial Information

Item 1. Financial Statements

                           Sirenza Microdevices, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      September 30,     December 31,
                                                          2001              2000
                                                          ----              ----
                                                       (unaudited)
Assets
Current assets:
    Cash and cash equivalents                           $  17,775        $  37,683
    Short-term investments                                 37,204           13,444
    Accounts receivable, net                                1,446            3,946
    Inventories                                             2,068            7,107
    Deferred tax assets and other                           1,494            3,464
                                                        ---------        ---------
Total current assets                                       59,987           65,644

    Property and equipment, net                             7,593            8,388
    Long-term investments                                       -            7,204
    Other assets                                              191            1,070
                                                        ---------        ---------
Total assets                                            $  67,771        $  82,306
                                                        =========        =========

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                    $   1,576        $   2,071
    Accrued expenses                                        1,972            2,912
    Deferred margin on distributor inventory                4,742            6,942
    Capital lease obligations, current portion                695              747
                                                        ---------        ---------
Total current liabilities                                   8,985           12,672


    Capital lease obligations                                 515            1,010

Stockholders' equity

    Common Stock                                               29               27
    Additional paid-in capital                            128,272          125,286
    Deferred stock compensation                            (2,472)          (3,619)
    Accumulated deficit                                   (67,558)         (53,070)
                                                        ---------        ---------
Total stockholders' equity                                 58,271           68,624
                                                        ---------        ---------

    Total liabilities and stockholders' equity          $  67,771        $  82,306
                                                        =========        =========

                            See accompanying notes.

                           Sirenza Microdevices, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                                             Three Months Ended            Nine Months Ended
                                                                             ------------------            -----------------
                                                                         September 30,  September 30,  September 30,  September 30,
                                                                             2001           2000           2001          2000
                                                                             ----           ----           ----          ----
Net revenues                                                               $  3,188       $  8,857       $ 16,343       $ 23,993
Cost of revenues (exclusive of amortization of
  deferred stock compensation of $32, $106, $39 and $115
  for the three and nine months ended September 30, 2001 and
  three and nine months ended September 30, 2000, respectively)               7,468          3,982         15,084         10,252
                                                                           --------       --------       --------       --------
Gross profit (loss)                                                          (4,280)         4,875          1,259         13,741

Operating expenses:
    Research and development (exclusive of amortization of
      deferred stock compensation of $61, $204, $75 and $214
      for the three and nine months ended September 30, 2001 and
      three and nine months ended September 30, 2000, respectively)           3,116          2,458          7,619          5,584
    Sales and marketing (exclusive of amortization of
      deferred stock compensation of $65, $216, $76 and $224
      for the three and nine months ended September 30, 2001 and
      three and nine months ended September 30, 2000, respectively)           1,365          1,381          4,419          4,385
    General and administrative (exclusive of amortization of
      deferred stock compensation of $314, $621, $155 and $419
      for the three and nine months ended September 30, 2001 and
      three and nine months ended September 30, 2000, respectively)           1,111          1,286          3,340          3,398
    Amortization of deferred stock compensation                                 472            345          1,147            972
                                                                           --------       --------       --------       --------
Total operating expenses                                                      6,064          5,470         16,525         14,339
                                                                           --------       --------       --------       --------

Loss from operations                                                        (10,344)          (595)       (15,266)          (598)

Interest expense                                                                 26             39             99            152
Interest income and other, net                                                1,086            989          3,153          1,567
                                                                           --------       --------       --------       --------

Income (loss) before taxes                                                   (9,284)           355        (12,212)           817

Provision for income taxes                                                    3,154            105          2,276            243
                                                                           --------       --------       --------       --------

Net income (loss)                                                           (12,438)           250        (14,488)           574

Accretion of mandatorily redeemable
   convertible preferred stock                                                    -              -              -        (25,924)
                                                                           --------       --------       --------       --------

Net income (loss) applicable to common
   stockholders                                                            $(12,438)      $    250       $(14,488)      $(25,350)
                                                                           ========       ========       ========       ========
Net income (loss) per share applicable to common stockholders:
     Basic                                                                 $  (0.42)      $   0.01       $  (0.50)      $  (1.24)
                                                                           ========       ========       ========       ========
     Diluted                                                               $  (0.42)      $   0.01       $  (0.50)      $  (1.24)
                                                                           ========       ========       ========       ========

Shares used to compute net income (loss)
 applicable to common stockholders
     Basic                                                                   29,447         26,342         28,996         20,450
                                                                           ========       ========       ========       ========
     Diluted                                                                 29,447         31,323         28,996         20,450
                                                                           ========       ========       ========       ========


                             See accompanying notes.

                           Sirenza Microdevices, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                         September 30, 2001      September 30, 2000
                                                                         ------------------      ------------------
                                                                                        (unaudited)
                                                                                        -----------
Operating Activities
Net  income (loss)                                                            $   (14,488)            $      574
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
              Depreciation and amortization                                         2,091                  1,136
              Reduction of equipment value                                          1,468                      -
              Compensation expense related to stock options                             -                     63
              Amortization of deferred stock  compensation                          1,147                    972
              Changes in operating assets and liabilities:
                Accounts receivable                                                 2,500                 (2,547)
                Inventories                                                         5,039                 (4,714)
                Deferred tax assets and other assets                                2,849                   (312)
                Accounts payable                                                     (495)                   669
                Accrued expenses                                                     (940)                 1,097
                Deferred margin on distributor inventory                           (2,200)                 3,402
                                                                              -----------             ----------
                   Net cash provided by (used in) operating activities             (3,029)                   340
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net                (16,556)               (44,341)
Purchases of property and equipment                                                (2,764)                (4,456)
Proceeds from the sale of property and equipment                                        -                    753
                                                                              -----------             ----------
Net cash used in investing activities                                             (19,320)               (48,044)
Financing Activities
Proceeds from issuance of common stock, net                                             -                 49,794
Principal payments on capital lease obligations                                      (547)                  (652)
Proceeds from employee stock plans                                                  2,988                    381
                                                                              -----------             ----------
Net cash provided by financing activities                                           2,441                 49,523
Increase (decrease) in cash                                                       (19,908)                 1,819
Cash at beginning of period                                                        37,683                 10,965
Cash at end of period                                                         $    17,775             $   12,784
                                                                              ===========             ==========
Supplemental disclosures of noncash investing and
  financing activities

Equipment acquired under capital Lease                                        $         -             $      612
Accretion of mandatorily redeemable convertible
     preferred stock                                                          $         -             $   25,924
Deferred stock compensation                                                   $         -             $      681
Net exercise of warrants                                                      $         -             $      688
Conversion of mandatorily redeemable convertible
  preferred stock into common stock                                           $         -             $   64,781

                            See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any later period.

On September 20, 2001 Stanford Microdevices, Inc. (the "Company") filed a certificate of ownership and merger with the Delaware Secretary of State, whereby a wholly-owned subsidiary of the Company was merged into the Company. Immediately following this merger, the Company was the surviving corporation, and the new name of the Company became Sirenza Microdevices, Inc.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 29, 2001.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in Canada and the United Kingdom. Intercompany balances and transactions have been eliminated.

The Company operates on thirteen week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. The Company's third quarter of fiscal year 2001 ended on September 30, 2001. The Company's third quarter of fiscal year 2000 ended on October 1, 2000. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter's calendar month end for convenience.

Note 2: Inventories

The Company plans production based on orders received and forecasted demand and must order wafers and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company's markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company's customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company's customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on actual results of operations. In the third quarter of 2001, the Company recorded a provision for excess inventories totaling $4.5 million. This additional excess inventory charge was due to a significant decrease in forecasted demand for the Company's products and was calculated in accordance with the Company's policy, which is based on inventory levels in excess of demand for each specific product.

Inventories consist of (in thousands):

                        September 30,      December 31,
                           2001               2000
                           ----               ----
                        (unaudited)

Raw materials           $         513    $       2,648
Work-in-process                 1,217            3,211
Finished goods                    338            1,248
                        ------------------------------
     Total              $       2,068    $       7,107
                        ==============================


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

The following table sets forth the computation of basic and diluted net income
(loss) per share for the periods indicated (in thousands, except per share data):

                                                                Three Months ended            Nine Months ended
                                                                ------------------            -----------------
                                                          September 30,  September 30,  September 30,  September 30,
                                                              2001           2000           2001           2000
                                                              ----           ----           ----           ----
Net income (loss) applicable to common stockholders         $(12,438)    $    250        $(14,488)     $  (25,350)
                                                          =========================================================

Weighted average common shares outstanding                    29,447       26,342          28,996          20,450
Effect of dilutive options outstanding                             -        4,981               -               -
Denominator for diluted earnings per share                    29,447       31,323          28,996          20,450
                                                          =========================================================

Net (income) loss per share applicable to common stockholders

      Basic                                                 $  (0.42)    $   0.01        $  (0.50)     $    (1.24)
      Diluted                                               $  (0.42)    $   0.01        $  (0.50)     $    (1.24)

The effect of options to purchase 4,316,361 shares of Common Stock at an average exercise price of $9.81 for the three and nine months ended September 30, 2001 has not been included in the computation of diluted net loss per share applicable to common stockholders as its effect is antidilutive.

The effects of options to purchase 5,318,467 shares of Common Stock at an average exercise price of $2.87 for the nine months ended September 30, 2000 has not been included in the computation of diluted net loss per share applicable to common stockholders as their effect is antidilutive.

Note 4: Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income (loss) was the same as its net income (loss) for the three and nine months ended September 30, 2001 and 2000.

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

In fiscal 2000, the Company added a Wireless Infrastructure Products business unit that increased the number of operating segments from one to two. The Company previously operated under one business segment, the sale of radio frequency (RF) semiconductor components for communications network infrastructures. The Company currently operates in two segments: (1) the Standard Products segment and (2) the Wireless Infrastructure Products segment. The Company's reportable segments are organized as separate functional units with separate management teams and separate performance assessment and resource allocation processes. The Standard Products segment produces standard application RF components that consist primarily of integrated circuits and discrete devices for communications network infrastructures. RF components produced by the Standard Products segment are typically sold through distribution. The Wireless Infrastructure Products segment is focused on producing custom and semi-custom RF components that will consist primarily of integrated circuits and multi-component modules for mobile wireless infrastructure equipment manufacturers. Custom and semi-custom RF components produced by the Wireless Infrastructure Products segment will be sold primarily through our direct sales channels.

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


                                                                       Wireless                         Non-
(In Thousands)                                          Standard    Infrastructure       Total        Segment        Total
(Unaudited)                                             Products       Products        Segments        Items        Company
                                                        --------       --------        --------        -----        -------
For the three months ended September 30, 2001

Net revenues from external customers                   $  3,188    $           -      $  3,188      $      -       $  3,188
Operating loss                                           (5,665)          (1,434)       (7,099)       (3,245)       (10,344)
Expenditures for long-lived assets                           22               57            79         1,111          1,190

For the nine months ended September 30, 2001

Net revenues from external customers                   $ 16,343    $           -      $ 16,343      $      -       $ 16,343
Operating loss                                           (2,565)          (2,890)       (5,455)       (9,811)       (15,266)
Expenditures for long-lived assets                          248              215           463         2,301          2,764

For the three months ended September 30, 2000

Net revenues from external customers                   $  8,857    $           -      $  8,857      $      -       $  8,857
Operating income (loss)                                   3,749           (1,127)     $  2,622        (3,217)      $   (595)
Expenditures for long-lived assets                          763              372      $  1,135           686       $  1,821

For the nine months ended September 30, 2000

Net revenues from external customers                   $ 23,993    $           -      $ 23,993      $      -       $ 23,993
Operating income (loss)                                  10,656           (2,361)        8,295        (8,893)          (598)
Expenditures for long-lived assets                        1,327            1,156         2,483         2,586          5,069


Note 6: Income Taxes

During the third quarter of 2001, the Company recorded a valuation allowance of $2.3 million against the carrying value of its net deferred tax assets and reversed 2001 previously recorded benefits of $878,000 as a result of a reduction in the Company's projected future taxable income. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Whereas realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management has recorded a full valuation allowance. The amount of deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed.

Note 7: Impact of Recently Issued Accounting Standards

On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141) "Business Combinations" and Statement No. 142 (FAS
142) "Goodwill and Other Intangible Assets".

FAS 141 requires that all business combinations be accounted for under a single method-the "purchase" method for all business combinations initiated after June 30, 2001. The Company adopted FAS 141 in the third quarter of 2001 and the adoption of this statement did not have a material effect on the Company's financial statements.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Intangible assets that are acquired individually or with a group of other assets (excluding those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company expects to adopt the Statement effective January 1, 2002. The Company does not believe the adoption of FAS 142 will have a material impact on its future results of operations.

Note 8: Subsequent Events

The Company expects to take a restructuring charge in the fourth quarter of 2001 of between $1.7 million and $2.7 million related to a reduction in force of approximately 20%-25%, and a consolidation of facilities.

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

Two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, a private label reseller of our products, Minicircuits Laboratories, and one direct customer, Pace Micro Technology PLC, accounted for a substantial portion of our net revenues in the three months ended September 30, 2001 and 2000. Sales to Pace Micro Technology PLC represented 19% of net revenues in the three months ended September 30, 2001 and 10% of net revenues in the three months ended September 30, 2000. Sales to Minicircuits Laboratories represented 7% of net revenues in the three months ended September 30, 2001 and 21% of net revenues in the three months ended September 30, 2000. Richardson Electronics Laboratories represented 45% of net revenues in the three months ended September 30, 2001 and 46% of net revenues in the three months ended September 30, 2000. Avnet Electronics Marketing represented 5% of net revenues in the three months ended September 30, 2001 and 19% of net revenues in the three months ended September 30, 2000. Richardson Electronics Laboratories and Avnet Electronics Marketing distribute our products to a large number of end customers. We anticipate that sales to these customers will continue to account for a substantial portion of our net revenues.

Two of our product lines accounted for a significant portion of our net revenues in the three months ended September 30, 2001 and 2000. Sales of our gallium arsenide heterojunction bipolar transistor (GaAs HBT) products accounted for 44% of our net revenues in the three months ended September 30, 2001 and 57% of our net revenues in the three months ended September 30, 2000. Sales of our silicon germanium (SiGe) heterojunction bipolar transistor products accounted for 41% of our net revenues in the three months ended September 30, 2001 and 22% of our net revenues in the three months ended September 30, 2000.

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

Through September 30, 2001, one packaging firm, MPI Corporation in Manila, Philippines, packaged a substantial amount of our products. MPI also performed substantially all of the manufacturing that related to our contract manufacturing services. Relatives of our founding stockholders own MPI. Although we utilized four additional packaging subcontractors in the three months ended September 30, 2001, we anticipate that MPI will continue to account for a significant amount of our packaging in the future.

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

In recent years we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Our full-time employees increased to 123 at September 30, 2001 from 116 at September 30, 2000.

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

Comparison of the Three Months Ended September 30, 2001 and September 30, 2000

Net Revenues

Net revenues decreased to $3.2 million for the three months ended September 30, 2001 from $8.9 million for the three months ended September 30, 2000. This decrease was the result of the general economic slowdown, the resulting softness in the wireless infrastructure markets, changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out. Sales through our distributors were 50% of net revenues for the three months ended September 30, 2001 and 65% of net revenues for the three months ended September 30, 2000. Sales to our direct customers comprised 50% of net revenues for the three months ended September 30, 2001, of which 7% of net revenues was to our private label reseller and 43% of net revenues was to our factory direct customers. Sales to our direct customers comprised 35% of net revenues for the three months ended September 30, 2000, of which 21% of net revenues was to our private label reseller. Sales of our SiGe products were approximately 41% of our total net revenues for the three months ended September 30, 2001 compared to 22% for the three months ended September 30, 2000.

Cost of Revenues

Cost of revenues increased to $7.5 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000, primarily as a result of increased provisions for excess inventories, which added costs of approximately $4.3 million and lower absorption of fixed overhead costs due to lower production volumes. This increase was partially offset by lower variable costs as a result of our decrease in unit shipments in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Operations personnel increased to 42 at September 30, 2001 from 37 at September 30, 2000.

Gross Profit

We experienced a negative gross profit of $4.3 million for the three months ended September 30, 2001 compared to a gross profit of $4.9 million for the three months ended September 30, 2000. This decrease is primarily attributable to the increase in inventory reserves and lower production volumes.

Operating Expenses

Research and Development. Research and development expenses increased to $3.1 million for the three months ended September 30, 2001 from $2.5 million for the three months ended September 30, 2000. This increase is primarily the result of the abandonment and obsolescence of certain research and development equipment and software, which added costs of approximately $1.2 million. This increase was partially offset by lower expenses for engineering materials. Research and development personnel increased to 41 at September 30, 2001 from 35 at September 30, 2000.

Sales and Marketing. Sales and marketing expenses totaled $1.4 million for the three months ended September 30, 2001 and the three months ended September 30, 2000. Sales and marketing personnel decreased to 22 at September 30, 2001 from 25 at September 30, 2000.

General and Administrative. General and administrative expenses decreased to $1.1 million for the three months ended September 30, 2001 from $1.3 million for the three months ended September 30, 2000. This decrease is primarily the result of reduced salaries and salary related expenses and lower professional fees. General and administrative personnel decreased to 18 at September 30, 2001 from 19 at September 30, 2000.

Amortization of Deferred Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended September 30, 2001 and 2000, we amortized $472,000 and $345,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $1.1 million for the three months ended September 30, 2001 and $950,000 for the three months ended September 30, 2000. The increase in net interest and other income for the three months ended September 30, 2001 compared to September 30, 2000 is attributable to proceeds from the settlement of a trademark dispute partially offset by a reduction in our cash equivalents and available-for-sale securities and lower interest rates.

Provision for Income Taxes

Our provision for income taxes was $3.2 million for the three months ended September 30, 2001 and our provision for income taxes was $105,000 for the three months ended September 30, 2000. During the third quarter of 2001, we recorded a valuation allowance of $2.3 million against the carrying value of our net deferred tax assets and reversed 2001 previously recorded benefits of $878,000 as a result of a reduction in our projected future taxable income. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Whereas realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management has recorded a full valuation allowance. The amount of deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed.

The provision for income taxes for the third quarter of 2000 was based on our estimated tax rate for the year of 30%.

Results of Operations - Nine Months Ended September 30, 2001 and September 30, 2000

Net Revenues

Net revenues decreased to $16.3 million for the nine months ended September 30, 2001 from $24.0 million for the nine months ended September 30, 2000. This decrease was the result of the general economic slowdown, the resulting softness in the wireless infrastructure markets, changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out. Sales through our distributors were 52% of net revenues for the nine months ended September 30, 2001 and 65% of net revenues for the nine months ended September 30, 2000. Sales to our direct customers (excluding contract manufacturing) comprised 48% of net revenues for the nine months ended September 30, 2001, of which 23% of net revenues was to our private label reseller and 25% was to our factory direct customers. Sales to our direct customers (excluding contract manufacturing) comprised 35% of net revenues for the nine months ended September 30, 2000, of which 26% of net revenues was to our private label reseller. Sales of our SiGe products were approximately 26% of our total net revenues for the nine months ended September 30, 2001 compared to approximately 16% for the nine months ended September 30, 2000.

Cost of Revenues

Cost of revenues increased to $15.1 million for the nine months ended September 30, 2001 from $10.3 million for the nine months ended September 30, 2000 primarily as a result of increased provisions for excess inventories, which added costs of approximately $6.3 million and lower absorption of fixed overhead costs due to lower production volumes. This increase was partially offset by lower variable costs as a result of our decrease in unit shipments in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Gross Profit

Gross profit decreased to $1.3 million for the nine months ended September 30, 2001 from $13.7 million for the nine months ended September 30, 2000. Gross margin decreased to 8% for the nine months ended September 30, 2001 from 57% for the nine months ended September 30, 2000. This decrease is primarily attributable to the increase in inventory reserves and lower production volumes.

Operating Expenses

Research and Development. Research and development expenses increased to $7.6 million for the nine months ended September 30, 2001 from $5.6 million for the nine months ended September 30, 2000. This increase is primarily the result of the abandonment and obsolescence of certain research and development equipment and software, which added costs of approximately $1.2 million, and salaries and salary related expenses.

Sales and Marketing. Sales and marketing expenses totaled $4.4 million for the nine months ended September 30, 2001 and the nine months ended September 30, 2000.

General and Administrative. General and administrative expenses decreased to $3.3 million for the nine months ended September 30, 2001 from $3.4 million for the nine months ended September 30, 2000. This decrease is primarily attributable to lower professional fees.

Amortization of Deferred Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders' equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the nine months ended September 30, 2001 and 2000, we amortized $1.1 million and $972,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $3.1 million for the nine months ended September 30, 2001 and $1.4 million for the nine months ended September 30, 2000. The increase in net interest and other income for the nine months ended September 30, 2001 compared to September 30, 2000 is attributable to proceeds from the settlement of a trademark dispute and higher cash and cash equivalents and available-for-sale securities, resulting from proceeds received upon completion of our initial public offering.

Provision for Income Taxes

Our provision for income taxes was $2.3 million for the nine months ended September 30, 2001 and our provision for income taxes was $243,000 for the nine months ended September 30, 2000. During the third quarter of 2001, we recorded a valuation allowance of $2.3 million against the carrying value of our net deferred tax assets as a result of a reduction in our projected future taxable income. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Whereas realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management has recorded a full valuation allowance. The amount of deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed.

The provision for income taxes for the nine months of 2000 was based on our estimated tax rate for the year of 30%.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated from operations, equipment lease financing, the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000. As of September 30, 2001, we had cash and cash equivalents of $17.8 million and working capital of $51.0 million.

Our operating activities used cash of $3.0 million in the nine months ended September 30, 2001 and provided cash of $340,000 in the nine months ended September 30, 2000. In the nine months ended September 30, 2001, cash used in operating activities was primarily attributable to our net loss of $14.5 million and a decrease in deferred margin on distributor inventory of $2.2 million. These were partially offset by depreciation and amortization of $2.1 million, amortization of deferred stock compensation of $1.1 million, a reduction of our equipment value of $1.5 million and decreases in accounts receivable of $2.5 million, inventories of $5.0 million and deferred tax assets and other assets of $2.8 million. In the nine months ended September 30, 2000, cash provided by operating activities was primarily attributable to increases in deferred margin on distributor inventory of $3.4 million and accrued expenses of $1.1 million and depreciation and amortization of $1.1 million. These were partially offset by increases in inventory of $4.7 million and accounts receivable of $2.5 million.

Our investing activities used cash of $19.3 million in the nine months ended September 30, 2001 and used cash of $48.0 million in the nine months ended September 30, 2000. Our investing activities reflect purchases and sales of available-for-sale securities and fixed assets.

Our financing activities provided cash of $2.4 million in the nine months ended September 30, 2001 and $49.5 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2001, cash provided by financing activities was the result of proceeds from employee stock plans partially offset by principal payments on capital lease obligations. In the nine months ended September 30, 2000, cash provided by financing activities was primarily attributable to net proceeds from the issuance of common stock in our initial public offering of $49.8 million.

Our net loss applicable to common stockholders for the nine months ended September 30, 2000 includes $25.9 million of accretion charges to increase the carrying amount of our mandatorily redeemable convertible preferred stock to the amount we would be required to pay if this preferred stock were to be redeemed. Upon the completion of our initial public offering, the mandatorily redeemable convertible preferred stock was converted into shares of common stock and, accordingly, we did not incur any additional accretion charges.

We currently anticipate that our current available cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, although no assurance can be given in this regard. If we require additional capital resources to grow our business, execute our operating plans, or acquire complimentary technologies or businesses at any time in the future, we may seek to secure lines of credit or sell additional equity or debt securities, which may result in additional dilution to our stockholders.

Industry Trends and Market Conditions

In the first nine months of 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers have resulted in a slowdown in our shipments and reduced our visibility regarding future sales. The revenue decline has occurred across our channels, customer categories, products, and technologies.

As a result of these trends, in the third quarter of 2001 we recorded a provision for excess inventories of $4.5M, incurred charges related to the abandonment and obsolescence of certain equipment of $1.3 million, recorded a valuation allowance of $2.3 million against our net deferred tax assets, reversed previously recorded tax benefits of $878,000, and expect to incur a restructuring charge in the fourth quarter of 2001 of between $1.7M and $2.7M related to a reduction in force and consolidation of facilities.

If the economic trends described above were to continue or worsen it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities, and a further reduction in force. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of common stock.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on October 9, 2001 and March 12, 2001, we publicly announced our revised expectations of financial results for the quarters ending September 30, 2001 and March 31, 2001, respectively, and the fiscal year ending December 31, 2001. Subsequently, the trading price of our common stock declined rapidly and significantly, which had a substantial negative effect on the value of any investment in such stock.

Factors contributing to the volatility of our stock price include:

- general economic growth or decline;

- wireless and wireline industry growth generally and demand for products containing RF components specifically;

- changes in customer purchasing cycles and component inventory levels;

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

Our growth depends on the growth of the infrastructure for wireless and wireline communications. If the growth of this market does not resume, or if the growth resumes at a slow rate, demand for our products will continue to diminish or could fail to recover.

Our success will depend in large part on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these infrastructure products will grow at all. We have recently observed continued softness of the wireless and wireline infrastructure markets related to a general economic slowdown, which has impacted our entire segment. There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless and wireline infrastructure. These trends have had an adverse effect on our operations and caused us on October 9, 2001 and March 12, 2001 to lower our previously announced expectations for our financial results in the quarters ending September 30, 2001 and March 31, 2001, respectively, and for the fiscal year ending December 31, 2001. Subsequently, the market price of our common stock decreased.

As a result of these trends, in the third quarter of 2001 we recorded a provision for excess inventories of $4.5M, incurred charges related to the abandonment and obsolescence of certain equipment of $1.3 million, recorded a valuation allowance of $2.3 million against our net deferred tax assets, reversed previously recorded tax benefits of $878,000, and expect to incur a restructuring charge in the fourth quarter of 2001 of between $1.7M and $2.7M related to a reduction in force and consolidation of facilities.

If the economic trends described above were to continue or worsen it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities, and a further reduction in force. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of common stock.

Fluctuations in supply and demand for semiconductor products could adversely impact our business.

The semiconductor industry has historically been characterized by wide fluctuations in supply and demand for semiconductor products. From time to time, demand for semiconductor products has decreased, often in connection with, or in anticipation of, major additions of wafer fabrication capacity or maturing product cycles or due to general economic conditions, as is the case currently.

As a result of these trends, in the third quarter of 2001 we recorded a provision for excess inventories of $4.5M, incurred charges related to the abandonment and obsolescence of certain equipment of $1.3 million, recorded a valuation allowance of $2.3 million against our net deferred tax assets, reversed previously recorded tax benefits of $878,000, and expect to incur a restructuring charge in the fourth quarter of 2001 of between $1.7M and $2.7M related to a reduction in force and consolidation of facilities.

If the economic trends described above were to continue or worsen it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities, and a further reduction in force. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of common stock.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers' products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly damaged. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

As a result of these delays, in the third quarter of 2001 we recorded a provision for excess inventories of $4.5M, incurred charges related to the abandonment and obsolescence of certain equipment of $1.3 million, recorded a valuation allowance of $2.3 million against our net deferred tax assets, reversed previously recorded tax benefits of $878,000, and expect to incur a restructuring charge in the fourth quarter of 2001 of between $1.7M and $2.7M related to a reduction in force and consolidation of facilities.

If the economic trends described above were to continue or worsen it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities, and a further reduction in force. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of common stock.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may cause a significant delay in our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on five third-party wafer fabs to manufacture substantially all of our semiconductor wafers. A majority of our products sold in the third quarter of 2001 were manufactured in GaAs by TRW and SiGe by Atmel (Temic), our sole source supplier. The supply agreement with TRW provides us with a guaranteed supply of wafers through December 31, 2001. We may not be able to negotiate an extension of this agreement on favorable terms, if at all. Despite the recent addition of a second source supplier, we may not be successful in obtaining a sufficient supply of GaAs wafers in the event that we do not negotiate an extension with TRW. The loss of one of our third-party wafer fabs, in particular TRW or Atmel (Temic), or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to our newer third-party wafer fabs, particularly Global Communication Semiconductor (GCS), which has not yet produced wafers in volume for us. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

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

We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, a substantial amount of our products were packaged by one subcontractor, MPI Corporation of Manila, Philippines, in the third quarter of 2001. A relative of one of our founding stockholders controls MPI. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly MPI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, have accounted for a significant portion of our sales. In the third quarter of 2001, sales through Richardson Electronics Laboratories represented 45% of our net revenues and sales through Avnet Electronics Marketing represented 5% of our net revenues. These distributors principally purchase our standard components for resale to their customers. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

We depend on Minicircuits Laboratories for a substantial portion of our revenues. The loss of Minicircuits as a customer or a decrease in purchases by Minicircuits has in the past and may in the future adversely affect our revenues.

Sales to Minicircuits Laboratories, a private label reseller of our products, have historically accounted for a significant portion of our revenues. For example, 21% of our net revenues in the third quarter of 2000 were attributable to sales to Minicircuits. However, in the third quarter of 2001, only 7% of our net revenues were attributable to sales to Minicircuits. If sales to Minicircuits continued at this reduced level, or if we were to lose Minicircuits as a customer, or if Minicircuits substantially reduced its purchases, as was the case in the third quarter of 2001, our business and operating results would be adversely affected. In addition to reselling our products and those of other RF component suppliers, Minicircuits also designs and supplies their own RF components. Our current contract with Minicircuits does not require Minicircuits to purchase our products in the future.

We depend on Pace Micro Technology PLC for a significant portion of our revenues. The loss of Pace Micro Technology PLC as a customer or a decrease in purchases by Pace Micro Technology PLC may adversely affect our revenues.

Sales to Pace Micro Technology PLC, a direct customer, have accounted for a significant portion of our revenues. For example, 19% of our net revenues in the third quarter of 2001 and 10% of our net revenues in the third quarter of 2000 were attributable to sales to Pace Micro Technology PLC. We expect that we will rely on sales to Pace Micro Technology PLC for a significant portion of our future revenues. If we were to lose Pace Micro Technology PLC as a customer, or if Pace Micro Technology PLC substantially reduced its purchases from us, our business and operating results would be adversely affected.

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

Currently, communications equipment manufacturers obtain their RF components by either developing them internally or by buying RF components from third-party distributors or merchant suppliers. We have historically generated a majority of our revenues through sales of components to these manufacturers through our distributors and direct sales force. If communications equipment manufacturers increase their internal production of RF components and reduce purchases of RF components from third parties, our revenues would decrease and our business would be harmed.

We have established a business unit focused on designing RF components for wireless equipment manufacturers. Our failure to grow this business unit would impair our ability to sustain and increase our revenues.

Communications equipment manufacturers have begun to work directly with component suppliers such as us to design and build customized products for specific needs. In fiscal 2000, we established a business unit focused on designing RF components to meet these needs. Our business strategy is dependent in part on this business unit to sustain and increase our revenues. This business unit shipped its first products in the third quarter of 2001, but we cannot guarantee that we will be successful in developing this business unit. Development of this business unit will require us to expand our internal sales force and successfully install logistic and supply chain software and processes to manage this business unit. Each of these tasks will require significant management attention and expenditure of resources. Even with this attention and these expenditures, we may be unsuccessful in operating this business unit and this business unit may not generate significant revenues.

We may spend considerable sums developing components for a particular application or a potential customer. We do not expect that these customers will have any contractual obligation to purchase these products and we may never realize any revenues from sales of these products. In addition, if the recent trend of outsourcing the design and manufacture of customized components to third parties is reversed, we would not be able to execute this element of our business strategy.

Third-party wafer fabs who manufacture the semiconductor wafers for our products may compete with us in the future.

Several third-party wafer fabs independently produce and sell RF components directly to communications equipment manufacturers. We currently rely on certain of these third-party wafer fabs to produce the semiconductor wafers for our products. These third-party wafer fabs possess confidential information concerning our products and product release schedules. We cannot guarantee that they would not use our confidential information to compete with us. Competition from these third-party wafer fabs may result in reduced demand for our products and could damage our relationships with these third- party wafer fabs, thereby harming our business.

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

We may encounter difficulties managing our business in an economic downturn.

We are currently experiencing a slowdown in the economy and in the telecommunications industry, in particular. Our net revenues decreased from $8.9 million for the three months ended September 30, 2000 to $3.2 million for the three months ended September 30, 2001. As a result of this downturn, we are expecting to incur a restructuring charge in the fourth quarter of 2001 of between $1.7 and $2.7 million related to a reduction in force and a consolidation of facilities. If the current economic conditions continue or worsen, we may experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. In addition, we may have to take further actions to restructure our operations, including, but not limited to, further reductions in force, further consolidation of facilities, eliminating product lines or disposing of certain equipment, any of which would have a material adverse effect on our results of operations.

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We believe that our future success will depend in large part upon our continued ability to recruit, hire, retain and motivate highly skilled technical, marketing and managerial personnel, who are in great demand. Competition for these employees, particularly RF integrated circuit design engineers, is intense. Our failure to hire needed qualified personnel in a timely manner and on reasonable terms could adversely affect our business and profitability. In addition, from time to time we may recruit and hire employees from our customers, suppliers and distributors, which could damage our business relationship with these parties. Our success also depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of key personnel could adversely affect our ability to execute our business strategy, which could cause our results of operations and financial condition to suffer. We may not be successful in retaining these key personnel.

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

A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia and Europe. International direct sales approximated 73% of our total direct sales in the third quarter of 2001, representing approximately 35% of our net revenues. Based on information available from our distributors, products representing approximately 61% of our total distribution revenues, representing approximately 32% of our net revenues, were sold by our distributors to international customers in the third quarter of 2001. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

- changes in trade policy and regulatory requirements;

- fluctuations in currency;

- duties, tariffs and other trade barriers and restrictions;

- trade disputes; and

- political instability.

Any future acquisitions of companies or technologies may result in distraction of our management and disruptions to our business.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, we may engage in discussions and negotiations with companies regarding our acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our results of operations.

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

Some of our existing stockholders can exert control over us, and they may not make decisions that reflect the interests of the Company or its stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) together have historically controlled a majority of our outstanding common stock and our two founding stockholders have historically controlled a significant amount of our outstanding common stock. As a result, these stockholders, if they act together, and our founding stockholders acting alone, will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of all of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and might affect the market price of our common stock. In addition, the interests of these stockholders may not always coincide with the interests of the Company or the interests of other stockholders.

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


Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our sales have been made to predominantly U.S.-based customers and distributors in U.S. dollars. As a result, we have not historically had any material exposure to factors such as changes in foreign currency exchange rates. However, we continue to and expect in future periods to expand selling into foreign markets, including Europe and Asia. Because our sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets, thereby decreasing our sales to foreign customers and our distributors.

At September 30, 2001, our cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds and our short-term investments consisted of commercial paper and federal agency and related securities. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and short-term investments. However, due to the short-term nature of our cash equivalents and short-term investments, a 1% increase or decrease in interest rates would not have a material impact on our future interest income.


Part II - Other Information


Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SIRENZA MICRODEVICES, INC.

            DATE: November 14, 2001  /s/  Robert Van Buskirk
                                     ------------------------------

                                     ROBERT VAN BUSKIRK
                                     President, Chief Executive
                                     Officer and Director

            DATE: November 14, 2001  /s/ Thomas Scannell
                                     ------------------------------

                                     THOMAS SCANNELL
                                     Vice President, Finance and
                                     Administration, Chief Financial
                                     Officer and Assistant Treasurer