Form 10-K
period 2001-12-31
SIRENZA MICRODEVICES INC
filed 2002-03-27
CIK 1103777

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission File Number 000-30615

SIRENZA MICRODEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0073042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

522 Almanor Avenue Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(408) 616-5400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) Of The Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on February 15, 2002, as reported on the Nasdaq National Market, was approximately $55,325,127 (affiliates being defined, for these purposes only, as directors and executive officers of the registrant and holders of 5% or more of the registrant’s outstanding common stock). There were 29,802,316 shares of the registrant’s Common Stock issued and outstanding on February 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT RELATED TO ITS 2002 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED SUBSEQUENT TO THE DATE HEREOF, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K TO THE EXTENT STATED THEREIN.

PART I

Item 1.    Business

Overview

Sirenza Microdevices is a leading designer and supplier of high performance radio frequency (RF) components for communications equipment manufacturers. Our products optimize the transmission and reception of high-frequency voice and data signals in network infrastructure applications. These include mobile wireless applications, such as cellular and mobile data networks; fixed wireless applications, such as local-area and wide-area site-to-site data networks; and broadband wireline applications, such as coaxial cable and fiber optic networks. Our products are also used in terminal applications, such as cable television set-top boxes and wireless video transmitters. The performance of the RF section of communications equipment—which is used to convert, process and amplify the high frequency signals that transmit voice or data—has a significant influence on the overall performance of such communications systems.

We offer a broad line of products that range in complexity from discrete components to integrated circuits and multi-component modules. We believe our products are well suited for existing and future communications networks which are expected to be increasingly centered on data transmission in addition to voice. We have adopted a fabless operating model. We outsource the manufacturing of our semiconductor wafers to several wafer fabrication facilities, or third-party wafer fabs, that use leading-edge process technologies. We focus internally on our RF design and development expertise and select what we believe to be the optimal process technology for any given application without the constraint of a captive wafer fab facility. Our fabless operating model, combined with our proven core competencies in RF components design, packaging and test, gives us the flexibility necessary to deliver a comprehensive line of high quality products at compelling prices to our customers.

Industry Background

Demand for Connectivity and Mobility Driving Investment in Communications Infrastructure

Consumers and businesses are increasingly seeking connectivity, mobility, functionality, reliability and bandwidth from telecommunications service providers. Increased deployment and use of wireless communications systems and the rise of wireline and wireless Internet applications offer users the potential for access any time, anywhere to voice and data networks.

Communications service providers continue to make investments in network infrastructure to enable and enhance connectivity for today’s information-driven economy. Wireless and broadband wireline communications service providers are expanding capacity and offering a broader range of services to support the changing needs of users. Competitive pressures are also requiring service providers to offer increased bandwidth and to reduce operating costs. In the case of wireless networks, communications service providers must support a rapidly growing number of subscribers and the subscribers’ demands for more expanded service. In addition, wireless network operators are adopting and have announced plans to adopt new standards such as third generation, or 3G, standards that enable the migration from voice-only to integrated voice and high-speed data services, which are not fully supported by today’s installed infrastructure.

Challenges Facing Communications Equipment Manufacturers

Manufacturers of communications equipment must develop systems to meet the requirements of communications service providers. In meeting these challenges, equipment manufacturers face significant market and product performance pressures. These include, but are not limited to:

Shorter time to market.    The intensity of competition and the resulting need to adopt new technologies is forcing communications equipment manufacturers to develop and launch products in the shortest time possible.

Higher performance and more reliable systems.    Communications equipment manufacturers are facing increased demands from communications service providers for greater bandwidth, which is a measure of a system’s capacity. System reliability is another key performance requirement due to the high costs of equipment downtime and of maintaining communications networks.

Reduced costs.    Communications service providers seek to minimize both the up-front equipment acquisition costs as well as ongoing operating costs as they upgrade their networks. Communications equipment manufacturers must, as a result, offer a better value proposition.

Need for High Performance RF Components from Third-Party Suppliers

Communications equipment manufacturers are adopting new approaches in designing systems to deliver the performance and feature improvements that service providers require. In a typical communications system, the principal functional blocks are the RF subsystem, which receives, amplifies and transmits signals, the signal processor, which encodes and decodes digitized signals, and the antenna. Since the RF subsystem receives the signal, interfaces with the signal processor, and amplifies and transmits the signal, a system’s performance and signal quality are significantly affected by the RF subsystem. Communications equipment manufacturers often do not have the internal expertise or the time to address every aspect of a system’s RF performance. To lower their production costs and shorten product development cycles, equipment manufacturers are seeking innovative RF components from third-party suppliers who offer a broad range of high-performance products.

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

Our Strategy

Our objective is to become the leading supplier of RF components for wireless and broadband wireline communications infrastructure equipment. We intend to achieve this objective by providing a comprehensive portfolio of high performance and high value RF components optimized for their target applications. Our strategy consists of the following elements:

Offer a wide range of products for the mobile and fixed wireless, wireline and terminals markets.     Historically we developed and sold products that meet standard specifications widely adopted by communications equipment manufacturers. In 2000, in response to market conditions, we established two separate business units. The first, called the Standard Products business unit, focused on developing components that met standard specifications as described above. We also established a business unit that focused on developing and selling more specialized, highly integrated products for specific mobile wireless RF applications. In addition to establishing these two business units in 2000, we also expanded our product development initiatives into the broadband wireline infrastructure market, both CATV and fiber optics.

Effective in 2002, in response to the changes in the market place and our product development efforts, we reorganized the company to focus end markets rather than standard vs. specialized components. We now have three business areas. First is the Wireless Applications business area. This business area is responsible for all wireless infrastructure activity, both standard and specialized. Second, we established a Wireline Applications business area. This business area is responsible for the development and marketing of our wireline components to both CATV and fiber optics markets. Last, we established the Terminals business area in response to our discovery in 2001 that some of our products could be successfully used by customers in applications outside of our core markets of wireless and wireline infrastructure, such as cable television set-top boxes and wireless video transmitters. The objective of the Terminals Applications business area is to discover and exploit other non communication network applications for our products.

Leverage our fabless operating model.    Our fabless model gives us the flexibility to design products that are tailored for the intended application. By avoiding the administrative and capital-intensive burden of operating a captive wafer manufacturing facility, we will continue to maintain the flexibility to adopt and leverage emerging process technologies. We believe this approach is unique in the RF components industry and plan to leverage the advantages it provides to offer optimized solutions for our target markets.

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

Strengthen strategic technology and supplier relationships.    We have formed supplier relationships with Atmel, Nortel Networks, TriQuint Semiconductor, TRW, Global Communication Semiconductors (GCS) and RF Micro Devices and are engaged in joint development efforts with Atmel and GCS. In addition, in March 2002, we made a strategic investment of $7.5 million in Series D-1 Preferred Stock of GCS. Although there is no formal supply agreement associated with this investment, it is intended to strengthen our existing supply relationship with GCS, and our President is to join GCS’ seven-member board of directors. We plan to further strengthen these relationships by continuing to engage in co-development projects on new products and adaptations of existing products. We also have established and will seek to establish strategic technology and supplier relationships with additional third-party wafer fabs as new process technologies emerge and to secure additional fabrication capacity.

Recruit the best talent available.    The market for experienced RF designers and application engineers remains highly competitive. Our strategy is to attract the best talent by offering the opportunity to work with leading design and process technologies and the flexibility to work at any of our design centers. We have design centers in Torrance and Sunnyvale, California, Ottawa, Canada, and Richardson, Texas. By locating our design centers in areas that have significant numbers of RF-related businesses, we believe we are better able to recruit experienced engineers locally. We plan to continue to recruit experienced RF engineers at our existing design centers and will consider opening additional design centers as warranted.

Maintain our distribution channels and continue to expand our direct marketing and sales force.    We have long-standing relationships with our two worldwide distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, and will continue to market our products through them and other representatives. In 2001, we invested significant time and effort in upgrading our direct sales and marketing efforts and improving the strength of our external sales representative network. In 2002, we hope to leverage these investments into significantly better penetration of major customer accounts.

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

The following is a simplified illustration of the RF subsystems in the transmitter and receiver sections of a typical communication system:

Our current product offerings address key functions in the transmit and receive section of a typical communication system and include:

Amplifier Products.    These are components in the receiver section of an RF system that receive signals from an antenna at extremely low levels and amplify these signals. Due to the low noise characteristics of our amplifiers, they can be used to amplify very weak signals. A pre-driver amplifier is a component in the transmitter section that provides the first stage of amplification in a power amplifier chain. These amplifiers take very weak transmitted signals and amplify them. A driver takes the amplified signals from a pre-driver and further amplifies these signals before transmitting them to the last stage of amplification. Our pre-drivers and drivers determine the overall ability of an RF subsystem to work with signals of different strengths with minimum distortion.

Power Amplifier Products.    A power amplifier is a key component in the transmitter section that provides the required stages of RF amplification in a power amplifier chain. Our power amplifiers determine the overall ability of an RF subsystem to transmit signals with minimum signal distortion.

Discrete Device Products.    These are transistors which contain minimal circuitry and are used as building blocks in a variety of component applications such as oscillators, mixers and active circuits. Important attributes of our discrete devices are wide frequency range, low noise and low power consumption. Such devices are used throughout an RF subsystem.

RF Signal Processing Products.    These components, such as modulators and demodulators, are used in the transmitter or receiver section to combine digital information with an RF signal by varying its phase and amplitude so that the resulting signal can be better transmitted or received. Also mixers, upconverters and downconverters are frequently combined with amplifiers to accept low or high frequency signals, and mix them with a local oscillator signal to produce a lower or higher frequency signal for processing or transmission.

Fiber Optic Products.    These components perform the optical-to-electrical (O/E) or the electrical-to-optical (E/O) conversion function in a datacomm or telecomm transmit or receive application. These components include transimpedance amplifiers, limiting amplifiers and driver amplifiers for laser-based optical transceivers.

Process Technologies

We have expertise in designing and manufacturing RF components in multiple process technologies. Currently, we primarily use three process technologies for our product designs in order to meet the price and performance requirements of our customers. These process technologies are:

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

Silicon germanium heterojunction bipolar transistor (SiGe HBT).    Like GaAs HBT technology, SiGe HBT also achieves high operating speeds by using a material that has significantly higher electron mobility than silicon, but still uses silicon wafers and standard silicon processing. SiGe HBT technology results in more predictable and improved manufacturing yields compared to GaAs HBT. We use this process in the design and manufacture of our products to achieve high frequency performance and significant economies of scale. Because of its significantly lower cost, SiGe HBT is a good choice for processing more integrated and complex components which require increased semiconductor area.

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

Customers

End customers for our products are primarily manufacturers of communications infrastructure equipment. In 2001, our products were also used by end customers for terminal applications, such as cable television set-top boxes and wireless video transmitters. The following is an alphabetical list of our 20 largest customers, based on 2001 revenues, who have purchased our products either directly or through our distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories:

Air-Tech System	Minicircuits Laboratories
Ameritek International	Motorola
BB Electronics	Pace Micro Technology
Cosmidea Corporation	Planet Technology
Ericsson	Rohde & Schwarz
Flextronics International	Sanmina Corporation
GS Teletec	SCI Systems
Japan Radio Co. (JRC)	SCI Technology
Korea First Microwave	Wavecom Electronics
Lucent Technologies	X-10 Electronics

Sales, Marketing And Customer Support

We sell our products worldwide through U.S.-based distributors, through a private label reseller who sells our products under its brand and through our direct sales force. Our products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by us or our distributors. Each of these channels is supported by our customer service and marketing communication functions. Our marketing efforts are designed to create awareness for our products within our target markets and to support our direct and indirect sales efforts. We use an integrated mix of marketing activities including trade journal advertisements, and public relations and promotional events such as tradeshows, seminars and technical conferences.

Historically, we have sold our products primarily through our private label reseller and through distributors. We believe that sales through these channels will continue to account for a significant amount of our revenues in the future. In 2001, we invested significant time and effort into developing our direct sales and marketing capabilities and in strengthening our external sales representative network. In 2002, we plan to leverage this investment to further penetrate targeted groups of communications equipment manufacturers. We believe this approach will enable us to work more closely with these customers to gain a better understanding of, and more effectively meet, their needs.

Our products are highly technical and our customers frequently consult with us to select a component for a given application, determine product performance under specified conditions unique to their system, or test a product for new applications. To meet the needs of our customers, we provide support in all stages of the sales process, from concept definition and product selection to post-sale support. These services are provided by our applications engineering organization, which works closely with our sales organization in all pre- and post-sale activities. We intend to continue to invest in expanding our applications engineering organization to assist our customers.

As of December 31, 2001, we had 17 employees in our sales and marketing organization, including four application engineers.

Operations

Our products are designed at our four design centers located in North America. We apply our expertise in packaging during the design phase to ensure that our RF components meet high performance standards. The relationship between a circuit and its package is critical to the reliability and electrical performance of RF components. We outsource the fabrication of our semiconductor wafers to several independent wafer fabs generally through supply agreements that provide us with multi year supply commitments. To date, we have relied on three principal third-party wafer fabs as follows:

—	TRW for GaAs HBT;

—	Atmel for SiGe HBT; and

—	Nortel Networks for InGaP HBT.

In addition, we utilize TriQuint Semiconductors for certain discrete devices. RF Micro Devices, GCS, GEC Marconi and others also manufacture limited quantities of semiconductor wafers for us. We expect each of GCS and RF Micro Devices to become a more significant supplier of wafers for us in the future, assuming that demand increases for our products using their specific manufacturing process.

With the exception of Nortel Networks, our supply agreements with our principal third-party wafer fabs feature access at fixed prices which are typically re-negotiated annually. These contracts typically feature commitments to provide us with sufficient wafers at mutually agreeable prices to continue our business in the case that any of our foundries decide to discontinue their fabrication processes. We have similar arrangements in place or at the final negotiation stage with our two newest foundries GCS and RF Micro Devices.

Nortel Networks has notified us that they are changing their fabrication process. As a result, Nortel Networks will no longer be able to support our products beyond the near term. We are currently in discussions with Nortel Networks regarding the termination of our contract. In addition, we are transferring the fabrication of the products made at Nortel Networks to GCS who has a comparable fabrication process to support us. These products will require minor design changes as we transition to the GCS fabrication process.

We have unconditional purchase obligations under some of our supply agreements. Because the products we are purchasing are unique to us, our agreements with these suppliers prohibit cancellation of our orders subsequent to the production release of the products in our suppliers’ manufacturing facilities, regardless of whether our customers cancel orders. At December 31, 2001, we had approximately $168,000 of unconditional purchase obligations.

Following production of wafers by our third-party wafer fabs, we perform wafer inspection at our headquarters in Sunnyvale, California. As a result, we are able to ensure that the wafers meet high standards of reliability required for their use in communications equipment. Semiconductor packaging is then outsourced to five offshore subcontractors and packaged components are returned to our headquarters in Sunnyvale, California for final testing, quality assurance, and tape and reel assembly for final shipment. We are in the process of outsourcing a major portion of our production testing operations, which we estimate will be completed in the second half of 2002.

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

Our principal development work is concentrated on expanding the number of products we can offer to the wireless infrastructure OEM’s and introducing products to the wireline infrastructure OEMs. A key factor in this development work is to design products with improved functionality by selecting the process technology that provides the optimal performance and price for our customers. Our ability to align our design expertise with leading process technologies enables us to focus and adapt our research and development efforts to keep pace with changing market requirements.

In 2000 and 2001, we invested a portion of our research and development dollars into developing three products for the fiber optic infrastructure market and several highly integrated multi component modules for the wireless infrastructure market. Although we started marketing several of these products in 2001, the depressed condition of the telecommunication industry in 2001, resulted in low demand for these kinds of products. We will continue our research and development efforts in these products, and we will re-introduce them when the telecommunication market improves.

At December 31, 2001, we had 33 employees in our research and development organization. We incurred research and development expenses of approximately $8.8 million in 2001, $8.0 million in 2000 and $2.3 million in 1999.

Competition

The RF semiconductor industry is intensely competitive. Competition in our markets is primarily affected by the ability to design products that meet customers’ price and performance requirements in a sufficient quantity and in a timely manner, the quality of customer service and technical support, and the availability and breadth of product offerings.

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

In 2001, we filed six patent applications for technology relating to products in the fiber optic wireline market.

Although we rely on copyright, trade secrets, patents and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We can give no guarantee that others will not develop technologies that are similar or superior to our technology.

Backlog

At December 31, 2001, our backlog was approximately $1.5 million compared to $16.1 million at December 31, 2000. We include in our backlog all accepted product purchase orders for which delivery has been specified within one year, including orders from distributors. Of the $1.5 million in total backlog as of December 31, 2001, $1.1 million was attributable to purchase orders by our distributors. We do not recognize revenue from sales through our distributors until the distributor has sold our product to their customer. Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

Employees

As of December 31, 2001, we had 95 full time employees, including 17 in sales and marketing, 33 in research and development, 29 in operations and 16 in general and administrative functions. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on October 9, 2001 and March 12, 2001, we publicly announced our revised expectations of financial results for the quarters ending September 30, 2001 and March 31, 2001, respectively and the fiscal year ending December 31, 2001. Subsequently, the trading price of our common stock declined rapidly and significantly, which had a substantial negative effect on the value of any investment in such stock. Factors contributing to the volatility of our stock price include:

—	general economic growth or decline;

—	wireless and wireline industry growth generally and demand for products containing RF components specifically;

—	changes in customer purchasing cycles and component inventory levels;

—	the timing and success of new product and technology introductions by us or our competitors;

—	market acceptance of our products;

—	availability of raw materials, semiconductor wafers and manufacturing capacity or fluctuations in our manufacturing yields;

—	changes in selling prices for our integrated circuits due to competitive or currency exchange rate pressures;

—	changes in our product mix;

—	changes in the relative percentage of products sold through distributors as compared to direct sales; and

—	changes in the relative percentage of new products sold compared to older products.

Due to the factors discussed above, investors should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance.

Our stock price may be extremely volatile.

Our stock price has been highly volatile since our initial public offering. We expect that this volatility will continue in the future due to factors such as:

—	general market and economic conditions.

—	actual or anticipated variations in operating results;

—	announcements of technological innovations, new products or new services by us or by our competitors or customers;

—	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

—	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

—	additions or departures of key personnel; and

—	future equity or debt offerings or our announcements of these offerings.

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

These trends contributed to our decision in the fourth quarter of 2001 to implement a worldwide workforce reduction and consolidation of excess facilities. This resulted in our recording of $2.7 million in restructuring charges in the fourth quarter of 2001. These same trends contributed to our decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets.

If the economic trends described above were to continue or worsen it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of our common stock.

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

These trends contributed to our decision in the fourth quarter of 2001 to implement a worldwide workforce reduction and consolidation of excess facilities. This resulted in our recording of $2.7 million in restructuring charges in the fourth quarter of 2001. These same trends contributed to our decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets.

If the economic trends described above were to continue or worsen it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of our common stock.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly impacted. For example, in 2001 the installation of 2.5G and 3G equipment occurred at a much slower rate than was initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. For example, in 2001 the delay in agreement over certain 3G standards contributed to the delay of the installation of 3G equipment worldwide.

These trends contributed to our decision in the fourth quarter of 2001 to implement a worldwide workforce reduction and consolidation of excess facilities. This resulted in our recording of $2.7 million in restructuring charges in the fourth quarter of 2001. These same trends contributed to our decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets. If the economic trends described above were to continue or worsen it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of our common stock.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may cause a significant delay in our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on four third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs are TRW for GaAs, Atmel for

SiGe, Nortel Networks for InGaP and TriQuint Semiconductors for our discrete devices. A majority of our products sold in 2001 were manufactured in GaAs by TRW and SiGe by Atmel. Atmel is currently our sole source supplier for SiGe wafers. The supply agreement with TRW provides us with a commitment for a supply of wafers through December 31, 2003. The loss of one of our third-party wafer fabs, in particular TRW or Atmel, or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, adversely effecting our results of operations.

Nortel Networks has notified us that they are changing their fabrication process. As a result, Nortel Networks will no longer be able to support our products beyond the near term. We are currently in discussion with them regarding the termination of our contract. In addition, we are transferring the fabrication of the products made at Nortel Networks to GCS who has a comparable fabrication process to support us. These products will require minor design changes as we transition to the GCS fabrication process and we have not purchased significant quantities of wafers from GCS to date. The unsuccessful or delayed transfer of our products to GCS could result in us having an insufficient supply of InGaP HBT wafers that meet our specifications in a timely manner. This would impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to our newer third-party wafer fabs, particularly GCS and RF Micro Devices, which have not yet produced wafers in volume for us. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

In the past, we have experienced delays in product shipments from our third- party wafer fabs, quality issues and poor manufacturing yields, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inadequate wafer supply.

Our $7.5 million strategic investment in GCS, a privately held semiconductor foundry partner, could ultimately be impaired or never redeemed, which could have a material adverse impact on our results of operations.

In the first quarter of 2002, we converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in GCS, a privately held semiconductor foundry partner, in exchange for 12.5 million shares of Series D-1 preferred stock valued at $0.60 per share. Our total investment of $7.5 million represented approximately 14% of the outstanding voting shares of GCS at that time. Although there was no formal supply agreement associated with the investment in GCS, it was strategic in nature and was intended to strengthen our supply chain for InGaP and Indium Phosphide (InP) process technologies. In connection with the investment, it has been agreed that our President and CEO will join GCS’ seven-member board of directors.

We accounted for our investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as our investment represents less than 20% of the voting stock of GCS and we cannot exercise significant influence over GCS. The investment in GCS will be initially classified as a non-current asset on our consolidated balance sheet.

On a quarterly basis, we will examine our investment in GCS to determine if an other than temporary decrease in value has occurred. Factors that may cause an other than temporary decrease in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones, a series of operating losses in excess of GCS’ current business plan, or the inability of GCS to continue as a going concern. If it has been determined that an other than temporary decrease in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our results of operations.

Our $7.5 million investment in GCS is also at risk to the extent that we cannot ultimately sell our shares of Series D-1 preferred stock. Even if we are able to sell our Series D-1 preferred stock, the sale price may be less than the price paid by us, which could have a material adverse effect on our results of operations.

At December 31, 2001, the outstanding loan receivable from GCS approximated $1.4 million, of which, $375,000 was classified in deferred tax assets and other and approximately $1.0 million was classified in other assets (non-current) on our consolidated balance sheet. See note 13 of Notes to Consolidated Financial Statements for a discussion of this investment.

We are in the process of outsourcing our RF production testing function. We may not be able to outsource our RF testing function on favorable terms, or at all.

In late 2001, we made the decision to outsource a significant portion of our RF testing function. We are currently in the process of selecting a subcontractor to test our products and expect to complete the outsourcing of our testing operations in the second half of 2002. The selection and ultimate qualification of a subcontractor to test our RF components could be costly and increase our cost of revenues. In the second half of 2001, we recorded an impairment charge of $315,000 on some of our existing test equipment as a result of a reduction in demand for our products and the decision to outsource our testing operations. As a result of the impairment charge, our existing test equipment was recorded at our estimate of fair market value as of December 31, 2001. To the extent that the proceeds, if any, from the ultimate disposition of our test equipment are less than the recorded value of such equipment, we would incur a charge to cost of revenues. Such a charge could have a material adverse effect of our gross margin and results of operations.

Our reliance on subcontractors to production test our products could cause a delay in our ability to fulfill orders and adversely affect our results of operations.

We currently anticipate utilizing only one subcontractor to production test our products for at least the next year. We do not know if we will be able to negotiate a long-term contract with a subcontractor to production test our RF components at acceptable prices or volumes. Therefore, in the future, we may be unable to obtain sufficient high quality or timely RF production testing of our products. In addition, the negotiated pricing may be more expensive than production testing our RF components internally, which could have a material adverse effect on our gross margin and results of operations. The loss or reduction in production testing capacity at this RF testing subcontractor would significantly damage our business.

Our components require sophisticated testing techniques. If our subcontractor to test RF components is not successful in adopting such techniques, we could experience increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost revenues, any of which would harm our business.

Our reliance on subcontractors to package our products could cause a delay in our ability to fulfill orders or could increase our cost of revenues.

We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, substantially all of our net revenues in 2001 were attributable to products packaged by three subcontractors. Relatives of our founding stockholders own one of these packaging firms, MPI Corporation in Manila, Philippines. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly MPI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, have accounted for a significant portion of our sales. In 2001, sales through Richardson Electronics Laboratories represented 39% of our net revenues and sales through Avnet Electronics Marketing represented 16% of our net revenues. These distributors principally purchase our standard components for resale to their customers. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

We have historically depended on Minicircuits Laboratories for a substantial portion of our revenues. Decreases in purchases by Minicircuits have adversely affected our revenues in the past and may do so in the future.

Sales to Minicircuits Laboratories, a private label reseller of our products, have historically accounted for a significant portion of our revenues. For example, 19% of our net revenues in 2001 were attributable to sales to Minicircuits. However, in the fourth quarter of 2001, 0% of our net revenues were attributable to sales to Minicircuits and in the third quarter of 2001 only 7% of our net revenues were attributable to sales to Minicircuits. If sales to Mincircuits continue at this reduced level, or if we lose Minicircuits as a customer our business and operating results could be adversely affected. In addition to reselling products of Sirenza Microdevices and other RF component suppliers, Minicircuits also designs and supplies its own RF components. Our current contract with Minicircuits does not require Minicircuits to purchase our products in the future.

We depend on Pace Micro Technology PLC for a significant portion of our revenues. The loss of Pace Micro Technology PLC as a customer or a decrease in purchases by Pace Micro Technology PLC may adversely affect our revenues.

Sales to Pace Micro Technology PLC, a direct customer, have accounted for a significant portion of our revenues. For example, 10% of our net revenues in 2001 were attributable to sales to Pace Micro Technology PLC. We expect that we will rely on sales to Pace Micro Technology PLC for a significant portion of our future revenues. If we were to lose Pace Micro Technology PLC as a customer, or if Pace Micro Technology PLC substantially reduced its purchases from us, our business and operating results could be adversely affected. In March 2002, Pace Micro Technology PLC announced a significant downturn in their business due to credit issues at its two main United Kingdom customers.

Intense competition in our industry could prevent us from increasing revenues and sustaining profitability.

The RF semiconductor industry is intensely competitive and is characterized by the following:

—	rapid technological change;

—	rapid product obsolescence;

—	shortages in wafer fabrication capacity;

—	price erosion; and

—	unforeseen manufacturing yield problems.

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

The markets for our products are characterized by frequent new product introductions, evolving industry standards and changes in product and process technologies. Because of this, our future success will in large part depend on:

—	our ability to continue to introduce new products in a timely fashion;

—	our ability to improve our products and to adapt to new process technologies in a timely manner;

—	our ability to adapt our products to support established and emerging industry standards; and

—	market acceptance of our products.

We estimate that the development cycles of our products from concept to production could last more than 12 months. We have in the past experienced delays in the release of new products. We may not be able to introduce new products in a timely and cost-effective manner which would impair our ability to sustain and increase our revenues.

Product quality, performance and reliability problems could disrupt our business and harm our financial condition.

Our customers demand that our products meet stringent quality, performance and reliability standards. RF components such as those we produce may contain undetected defects or flaws when first introduced or after commencement of commercial shipments. We have from time to time experienced product quality, performance or reliability problems. In addition, some of our products are manufactured using process technologies that are relatively new and for which long-term field performance data are not available. As a result, defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability. If these failures or defects occur or become significant, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our business.

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

Currently, communications equipment manufacturers obtain their RF components by either developing them internally or by buying RF components from third-party distributors or merchant suppliers. We have historically generated a majority of our revenues through sales of standard components to these manufacturers through our distributors and direct sales force. If communications equipment manufacturers increase their internal production of RF components and reduce purchases of RF components from third parties, our revenues would decrease and our business would be harmed.

In response to changes in the wireless and wireline infrastructure markets and the emergence of new market opportunities for our products, we recently reorganized our business. The failure of this new organizational structure to grow our business could harm our business.

In 2000, in response to market demands, we established a separate business unit focused on developing specialized products for specific mobile wireless RF applications. In addition, we expanded our product development initiatives in the broadband wireline infrastructure market. As a result of the telecommunication industry downturn in 2001 and changing market conditions, effective in 2002 we reorganized our business to focus on end markets. We established three business areas. The first business area focuses on the wireless infrastructure markets. The second business area focuses on the cable and fiber optic wireline infrastructure markets. Third, we established what we label the terminals business area. This business area was in response to a market trend where our products could be used by customers in applications such as cable television boxes and wireless video transmitters. The initiative of the terminals applications business area is to discover and exploit other non-communication network applications for our products. Each of these three reorganized business areas will require significant management attention and additional resources. Even with management’s attention and additional resources, we may be unsuccessful in operating these business areas.

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

We have been named in a class action lawsuit alleging that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering.

In November 2001, we, certain of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The complaint, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. The complaint brings claims for violation of several provisions of the federal securities laws and seeks an unspecified amount of damages. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001. We believe that the allegations against us are without merit and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows. Even if we are entirely successful in defending this lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense. See Part I, Item 3 and Notes to Consolidated Financial Statements for a discussion of this lawsuit.

We may encounter difficulties managing our business in an economic downturn.

We are currently experiencing a slowdown in the economy and in the telecommunications industry, in particular. Our net revenues decreased from $34.6 million in 2000 to $19.8 million in 2001. As a result of this downturn, we incurred restructuring charges of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities in the fourth quarter of 2001. These same trends contributed to our second half of 2001 decision to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets. If the current economic conditions continue or worsen, we may experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. In addition, we may have to take further actions to restructure our operations, including, but not limited to, further workforce reductions, further consolidation of facilities, eliminating product lines or disposing of certain equipment, any of which would have a material adverse effect on our results of operations.

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

The semiconductor industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. We may increasingly be subject to infringement claims as the number of our products grows.

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

Independent third parties in other countries package all of our products and supply some of our wafers and substantially all of the packaging materials used in the production of our components. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. These risks include:

—	unexpected changes in, or impositions of, legislative or regulatory requirements;

—	shipment delays, including delays resulting from difficulty in obtaining export licenses;

—	tariffs and other trade barriers and restrictions;

—	political, social and economic instability; and

—	potential hostilities and changes in diplomatic and trade relationships.

In addition, we currently transact business with our foreign suppliers and packagers in U.S. dollars. Consequently, if the currencies of our suppliers’ countries were to increase in value against the U.S. dollar, our suppliers may attempt to raise the cost of our wafers, packaging materials, and packaging services, which could have an adverse effect on our profitability.

A significant portion of our products are sold to international customers either through our distributors or directly by us, which exposes us to risks that may adversely affect our results of operations.

A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia and Europe. International direct sales approximated 53% of our total direct sales in 2001, representing approximately 24% of our net revenues. Based on information available from our distributors, products representing approximately 51% of our total distribution revenues, representing approximately 28% of our net revenues, were sold by our distributors to international customers in 2001. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

—	changes in trade policy and regulatory requirements;

—	fluctuations in currency;

—	duties, tariffs and other trade barriers and restrictions;

—	trade disputes; and

—	political instability.

Any future acquisitions of companies or technologies may result in distraction of our management and disruptions to our business.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, we may engage in discussions and negotiations with companies regarding our acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our net income.

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

Some of our existing stockholders can exert control over us, and they may not make decisions that reflect the interests of Sirenza Microdevices or other stockholders.

As of February 15, 2002, our officers, directors and principal stockholders (greater than 5% stockholders) together controlled approximately 61% of our outstanding common stock and our two founding stockholders controlled approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, and our founding stockholders acting alone, will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of all of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Sirenza Microdevices and might affect the market price of our common stock. In addition, the interests of these stockholders may not always coincide with the interests of Sirenza Microdevices or the interests of other stockholders.

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

Provisions of our charter and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

—	division of the board of directors into three separate classes;

—	elimination of cumulative voting in the election of directors;

—	prohibitions on our stockholders from acting by written consent and calling special meetings;

—	procedures for advance notification of stockholder nominations and proposals; and

—	the ability of the board of directors to alter our bylaws without stockholder approval.

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

Item 2.    Properties

Our headquarters are located in Sunnyvale, California in which we lease an aggregate of approximately 32,000 square feet in two buildings. One lease expires in 2003 and the other expires in 2005. We also lease approximately 21,000 square feet of office space in Richardson, Texas, approximately 3,000 square feet of office space in Long Beach, California, approximately 4,200 square feet in Torrance, California and approximately 3,800 square feet of office space in Ottawa, Canada. We also lease small offices in North Andover, Massachusetts, Oak Brook, Illinois and the United Kingdom. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed. We do not own any real estate.

As part of our restructuring of operations in the fourth quarter of 2001, we have consolidated certain of the above facilities and are underutilizing other facilities. We exited one of our Sunnyvale facilities with a lease term that expires in 2005 and contains approximately 10,000 square feet. We also exited our Long Beach facility with a lease term that expires in 2002 and contains approximately 3,000 square feet. In addition, we will only be utilizing approximately 50% of our leased space in Richardson, Texas and 33% of our leased space in North Andover, Massachusetts. For additional information regarding our restructuring of operations see Note 5 of the

Notes to the Consolidated Financial Statements and for additional information regarding our obligations under leases, see Note 3 of the Notes to Consolidated Financial Statements.

Item 3.    Legal Proceedings

In November 2001, we, certain of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The complaint, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. The complaint brings claims for violation of several provisions of the federal securities laws and seeks an unspecified amount of damages. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001. We believe that the allegations against us are without merit and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Sirenza Microdevices Common Stock

Sirenza Microdevices, Inc. common stock (NASDAQ symbol SMDI) is traded on the NASDAQ National Market. The following tables set forth the range of high and low closing prices for each quarter of 2001, the third and fourth quarters of 2000 and from the period of our initial public offering to the end of the second quarter in 2000:

	2001
	High	Low
First quarter	$40.25	$4.84
Second quarter	$16.90	$5.63
Third quarter	$12.30	$3.98
Fourth quarter	$8.29	$3.18

	2000
	High	Low
Second quarter	$47.50	$15.38
Third quarter	$55.31	$32.81
Fourth quarter	$49.25	$17.75

We had approximately 231 stockholders of record at February 15, 2002.

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

Sales of Securities and Use of Proceeds

The effective date of our Registration Statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-31382), relating to our initial public offering of our common stock was May 24, 2000. Public trading commenced on May 25, 2000. The offering closed on May 31, 2000. The managing underwriters of the public offering were Deutsche Banc Alex. Brown, Banc of America Securities LLC, CIBC World Markets and Robertson Stephens. In the offering (including the exercise of the underwriters’ overallotment option on June 16, 2000), we sold an aggregate of 4,600,000 shares of our common stock for an initial price of $12.00 per share.

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of December 31, 2001, approximately $7.0 million of the net proceeds have been used to purchase property and equipment, fund our operating activities and for capital lease payments. The remaining $42.8 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 6.    Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001 and 2000 have been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product revenues	$19,821	$34,427	$17,248	$7,417	$5,963
Contract manufacturing revenues	—	222	817	814	935

Total net revenues	19,821	34,649	18,065	8,231	$6,898
Cost of revenues (exclusive of amortization of deferred stock compensation of $140, $153 and $140 for the years ended December 31, 2001, 2000 and 1999, respectively)	17,440	14,651	9,996	4,854	3,970

Gross profit	2,381	19,998	8,069	3,377	2,928
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $257, $290 and $31 for the years ended December 31, 2001, 2000 and 1999, respectively)	8,752	7,964	2,274	932	643
Sales and marketing (exclusive of amortization deferred of stock compensation of $279, $301 and $56 for the years ended December 31, 2001, 2000 and 1999, respectively)	5,828	5,940	2,951	1,107	461
General and administrative (exclusive of amortization of deferred stock compensation of $722, $573 and $61 for the years ended December 31, 2001, 2000 and 1999, respectively)	4,435	4,744	2,089	965	659
Restructuring and special charges(1)	2,670	(282)	2,990	—	—
Amortization of deferred stock compensation(1)	1,398	1,317	288	—	—

Total operating expenses	23,083	19,683	10,592	3,004	1,763

Income (loss) from operations	(20,702)	315	(2,523)	373	1,165
Interest and other income (expense), net	3,452	2,353	17	(84)	(10)
Provision for income taxes	2,336	800	48	10	50

Net income (loss)	(19,586)	1,868	(2,554)	279	1,105
Accretion of mandatorily redeemable convertible preferred stock	—	(25,924)	(21,857)	—	—

Net income (loss) applicable to common stockholders	$(19,586)	$(24,056)	$(24,411)	$279	$1,105

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.67)	$(1.09)	$(1.63)	$0.02	$0.07
Shares used to compute basic and diluted net income (loss) per share applicable to common stockholders	29,133	22,032	15,000	15,000	15,000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,208	$37,683	$10,965	$217	$486
Working capital (deficit)	36,811	52,972	7,746	(854)	(10)
Total assets	64,043	82,306	19,719	3,806	3,742
Long term obligations, less current portion	401	1,010	1,299	813	147
Mandatorily redeemable convertible preferred stock	—	—	38,857	—	—
Total stockholders’ equity (net capital deficiency)	54,013	68,624	(27,912)	10	588

(1)	See Notes to Consolidated Financial Statements.

Quarterly Results Of Operations

The following table presents a summary of our consolidated results of operations for our eight most recent quarters ended December 31, 2001. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K. This information includes all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. Results of operations for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2001	September 30, 2001(2)	June 30, 2001	March 31, 2001
	(In thousands, except per share data)
Net revenues	$3,478	$3,188	$5,355	$7,800
Gross profit (loss)	1,122	(4,280)	1,639	3,900
Restructuring charges(1)	2,670	—	—	—
Amortization of deferred stock compensation(1)	251	472	334	341
Loss from operations	(5,436)	(10,344)	(3,260)	(1,662)
Net loss applicable to common stockholders	(5,098)	(12,438)	(1,470)	(580)
Basic and diluted net loss per share applicable to common stockholders	$(0.17)	$(0.42)	$(0.05)	$(0.02)
Shares used to compute basic and diluted net loss per share applicable to common stockholders	29,545	29,447	29,270	28,271

	Three Months Ended
	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
	(In thousands, except per share data)
Net revenues	$10,656	$8,857	$7,872	$7,264
Gross profit	6,257	4,875	4,487	4,379
Special charges(1)	(282)	—	—	—
Amortization of deferred stock compensation(1)	345	345	321	306
Income (loss) from operations	913	(595)	(179)	176
Net income (loss)	1,294	250	118	206
Accretion of mandatorily redeemable convertible preferred stock(1)	—	—		(25,924)
Net income (loss) applicable to common stockholders	1,294	250	118	(25,718)
Net income (loss) per share applicable to common stockholders:
Basic	$0.05	$0.01	$0.01	$(1.71)
Diluted	$0.04	$0.01	$0.00	$(1.71)
Shares used to compute net income (loss) per share applicable to common stockholders:
Basic	26,778	26,342	20,007	15,000
Diluted	31,372	31,323	28,530	15,000

(1)	See Notes to Consolidated Financial Statements.
(2)
As a result of a slowdown in our shipments and reduced visibility regarding our future sales, in the third quarter of 2001 we recorded provisions for excess inventories of $4.5 million, charges reducing the value of certain equipment of $1.5 million and recorded a valuation allowance of $2.3 million against our net deferred tax assets. See Notes to Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above under “Risk Factors.”

Critical Accounting Policies and Estimates

The discussion and analysis below of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies require more significant judgments and estimates used in the preparation of its consolidated financial statements.

Excess and Obsolete Inventories:    We record provisions for excess inventories based on the cost of inventory levels exceeding the forecasted demand of such products. We forecast demand for specific products based on the number of products we expect to sell with such assumptions dependent on our assessment of market conditions and current and expected orders from our customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases based on our estimates or if inventory levels increase disproportionately to forecasted demand, additional inventory write-downs may be required, as was the case in 2001 when we recorded additional provisions for excess inventories of $7.8 million. Likewise, if our estimates were conservative and we ultimately sell inventories that were previously reserved, we would reduce the previously recorded excess inventory provisions which would have a positive impact on our operating results. In addition, to the extent that we do ultimately sell inventories that were previously reserved, we will disclose the impact on our results of operations. See note 1 of Notes to Consolidated Financial Statements.

Long-lived Asset Impairment:    We record long-lived asset impairment charges when impairment indicators exist and the related undiscounted future cash flows and fair value of long-lived assets are less than the carrying value of such assets, as was the case in 2001 when we recorded $315,000 of impairment charges. Future adverse changes in market conditions or changes in the estimated useful life of our long-lived assets could result in new impairment indicators, thereby possibly resulting in impairment charges in the future. See note 1 of Notes to Consolidated Financial Statements.

Allowance for Doubtful Accounts:    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required. To date, we have not experienced material losses as a result of our customers’ inability to pay us.

Sales Returns:    We record estimated reductions to revenues for sales returns, primarily related to quality issues, at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our foundry and packaging partners, our sales return obligations are effected by failure rates. Should actual product failure rates and the resulting return of failed products differ from our estimates, revisions to our sales return reserves may be required.

Valuation of Deferred Tax Assets:    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized based on our ability to generate future taxable income. While we have considered future taxable income in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, based on our ability to generate future taxable income, an adjustment to the deferred tax asset would increase income in the period such determination was made. Although we have provided for a full valuation allowance against our deferred tax assets at December 31, 2001, if we have net deferred tax assets recorded in the future and we determine that we would not be able to realize all or part of our net deferred tax assets at such time, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made, as was the case in the third quarter of 2001 when we incurred charges of $2.3 million to increase our deferred tax asset valuation allowance. See note 9 to Notes to Consolidated Financial Statements.

In addition to the above critical accounting policies, although not meeting the Securities and Exchange Commission’s (SEC) definition of a critical accounting policy, we consider the following accounting policies to be very important in the preparation of our consolidated financial statements:

Pricing Agreements:    We record estimated reductions to revenue for special pricing agreements with our distributors. If market conditions were to decline, we may take actions to increase distributor incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is redeemed.

Restructuring Charges:    We recorded restructuring charges of $2.7 million in the fourth quarter of 2001 with the assumption that we would not sublease any of our excess facilities through the end of the respective lease term. In the event that we sublease any of these excess facilities, an adjustment to our restructuring accrual would be charged to income in the period such a sublease occurred. See note 5 of Notes to Consolidated Financial Statements.

Distributor Revenue Accounting:    We recognize revenues on sales to our distributors at the time our products at sold by our distributors to their third party customers. The recognition of sales to our distributors and the related gross profit on the products held by our distributors is deferred until the sale to the third party customer. The deferred gross profit is included as “deferred margin on distributor inventory” on our balance sheet. On a monthly basis, we reconcile the value of inventory being held by our distributors, as reported by our distributors, to our estimate of the value of ending inventory, considering in-transit inventory to and from our distributors and pricing adjustments.

Investments:    Subsequent to December 31, 2001, we made an investment in a privately held foundry partner having strategic technology that is recorded under the cost method of accounting. If management believes the value of its investment has experienced a decline that is other than temporary, we would write-down the cost of our investment to fair value, which could have a material adverse effect on our consolidated results of operations. Factors that may cause an other than temporary decline in the value of the our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, or the inability of GCS to continue as a going concern. Accounting for the valuation of our investment was not a critical accounting policy that impacted 2001, but is expected to be a critical accounting policy in 2002. See note 13 of Notes to Consolidated Financial Statements.

Overview

We are a leading designer and supplier of high performance RF components for communications equipment manufacturers. Our products are used primarily in wireless communications equipment to enable and enhance the transmission and reception of voice and data signals. Historically, our products meeting standard specifications widely adopted by communications equipment manufactures have constituted a majority of our revenues and we expect this trend to continue in the near term. Our products are also utilized in broadband wireline and terminal applications.

From 1986 to 1995, we generated revenues primarily from design services and contract manufacturing services for RF components. In 1999, we made the strategic decision to discontinue our contract manufacturing services although we continued to fulfill our contractual obligations through March 31, 2000. Subsequent to March 31, 2000 we have not derived any of our net revenues from contract manufacturing services. Contract manufacturing customers represented 0% of our total net revenues in 2001 and less than 10% of our total net revenues in 2000 and 1999. There were no employee terminations, facilities charges, disposals of assets or other costs associated with our decision to discontinue our contract manufacturing services. This decision did not have a material impact on our ongoing results of operations, liquidity or capital resources.

We sell our products worldwide through U.S.-based distributors, through a private label reseller who sells our products under its brand and through our direct sales force. Our products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by distributors or us. Significant portions of our distributors’ end sales are made to their customers overseas. Sales to customers located in the United States represented approximately 75% of net revenues in 2001. Sales customers located outside of the United States represented 25% of net revenues in 2001. Sales to one customer located in the United Kingdom represented 10% of net revenues in 2001. Substantially all of our total assets reside in the United States.

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

Two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, and a private label reseller of our products, Minicircuits Laboratories, accounted for a substantial portion of our net revenues in 2001, 2000 and 1999. Sales to Minicircuits Laboratories represented 19% of net revenues in 2001, 31% of net revenues in 2000 and 41% of net revenues in 1999. Richardson Electronics Laboratories represented 39% of net revenues in 2001, 39% of net revenues in 2000 and 38% of net revenues in 1999. Avnet Electronics Marketing represented 16% of net revenues in 2001, 20% of net revenues in 2000 and 13% of net revenues in 1999. Richardson Electronics Laboratories and Avnet Electronics Marketing distribute our products to a large number of end customers. In addition, sales to one direct customer, Pace Micro Technology PLC, accounted for 10% of net revenues in 2001. We anticipate that sales to these customers will continue to account for a substantial portion of our net revenues, with the possible exception of Minicircuits Laboratories.

Three of our product lines accounted for a significant portion of our net revenues in 2001. Sales of our GaAs HBT products accounted for approximately 52% of our net revenues in 2001. Sales of our SiGe HBT products accounted for approximately 27% of our net revenues in 2001. Sales of our Hfet discrete devices accounted for 10% of our net revenues in 2001. Three of our product lines accounted for a significant portion of our net revenues in 2000. Sales of our GaAs HBT products accounted for 62% of our net revenues in 2000. Sales of our SiGe HBT products accounted for 17% of our net revenues in 2000. Sales of our Hfet discrete devices accounted for 11% of our net revenues in 2000. In 1999, sales of our GaAs HBT products accounted for the significant majority of our net revenues.

Cost of revenues consists primarily of the costs of wafers from our third-party wafer fabs, costs of packaging performed by third-party vendors, costs of testing, costs associated with procurement, production control, quality assurance and manufacturing engineering and provisions for excess and obsolete inventory. We subcontract our wafer manufacturing and packaging and do only final testing and tape and reel assembly at our facilities. In late 2001, we made the decision to outsource a major portion of our production testing operations by the second half of 2002.

Historically, gross margins on our sales through our distributors, to private label resellers and our direct customers have differed materially from each other. As a result, the relative mix of these sales affects our gross margin. In addition, we offer a broad range of products in multiple technologies that have different gross margins. As a result, the relative mix of products sales by technology and within each technology affects our gross margins. We have also introduced many new products recently, which tend to have higher gross margins than some of our older products. As a result, the relative mix of newer product sales affects our gross margins.

We do not recognize revenue from our sales to distributors until shipment to the distributor’s customer. We record the deferred margin on distributor inventory on our balance sheet. As a result, the level of inventory at our distributors can affect our reported gross margin for any particular period.

The gross margin on sales to our private label reseller is traditionally lower than that on our distributor or direct sales. We generally charge lower prices to our private label reseller due to its commitment to higher volumes on particular products, its absorption of the risk of inventory obsolescence and its agreement to incur the sales and marketing costs for the products.

Our gross margin is traditionally lower in periods with less volume and higher in periods with high volume. We value inventories at the lower of standard cost, which approximates actual on a first-in, first-out basis, or market. In periods in which volumes are low, our manufacturing overhead costs are allocated to fewer units, thereby, decreasing our gross margin. Likewise, in periods in which volumes are high, our manufacturing overhead costs are allocated to more units, thereby increasing our gross margin.

In 2001, three packaging firms packaged substantially all of our products. Relatives of our founding stockholders own one of these packaging firms, MPI Corporation in Manila, Philippines. Although we utilized four additional packaging subcontractors in 2001, we anticipate that MPI will continue to account for a significant amount of our packaging in the near future.

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, material costs for prototype and test units, depreciation and other expenses related to the design, development and testing of our products and, to a lesser extent, fees paid to consultants and outside service providers. We expense all of our research and development costs as they are incurred.

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

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Net revenues:
Product revenues	100.0%	99.4%	95.5%
Contract manufacturing revenues	0.0%	0.6%	4.5%

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues (exclusive of amortization of deferred stock compensation)	88.0%	42.3%	55.3%

Gross profit	12.0%	57.7%	44.7%

Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation)	44.2%	23.0%	12.6%
Sales and marketing (exclusive of amortization deferred of stock compensation)	29.4%	17.1%	16.3%
General and administrative (exclusive of amortization of deferred stock compensation)	22.4%	13.7%	11.6%
Restructuring and special charges	13.5%	-0.8%	16.5%
Amortization of deferred stock compensation	7.0%	3.8%	1.6%

Total operating expenses	116.5%	56.8%	58.6%

Income (loss) from operations	-104.5%	0.9%	-13.9%
Interest and other income (expense), net	17.5%	6.8%	0.1%
Provision for income taxes	11.8%	2.3%	0.3%

Net income (loss)	-98.8%	5.4%	-14.1%

Comparison of 2001 and 2000

Net Revenues

Net revenues decreased to $19.8 million in 2001 from $34.6 million in 2000. This decrease was the result of the general economic slowdown, the resulting softness in the wireless infrastructure markets, changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out. Sales through our distributors were 55% of net revenues in 2001 and 59% of net revenues in 2000. Sales to our direct customers comprised 45% of net revenues in 2001, of which 19% of net revenues was to our private label reseller and 26% of net revenues was to our factory direct customers. Sales to our direct customers comprised 41% of net revenues in 2000, of which 31% of net revenues was to our private label reseller, 9% of net revenues was to our factory direct customers and 1% of net revenues was from contract manufacturing services, no longer provided by the Company. Sales of our newer SiGe and InGaP products were approximately 35% of our total net revenues in 2001 compared to 22% in 2000.

Cost of Revenues

Cost of revenues increased to $17.4 million in 2001 from $14.7 million in 2000 primarily as a result of increased provisions for excess inventories, which added costs of approximately $6.0 million and lower absorption of fixed overhead costs due to lower production volumes. The increase was partially offset by lower variable costs as a result of our lower production volumes in 2001.

Gross Profit

Gross profit decreased to $2.4 million in 2001 from $20.0 million in 2000. Gross margin decreased to 12% in 2001 from 58% in 2000. The decrease in gross margin is primarily attributable to the increase in provisions for excess inventories and lower production volumes.

Operating Expenses

Research and Development.    Research and development expenses increased to $8.8 million in 2001 from $8.0 million in 2000. This increase is primarily the result of the abandonment and obsolescence of certain research and development equipment and software, which added costs of approximately $1.2 million, partially offset by lower expenses for engineering material and salaries and salary related expenses. Research and development personnel decreased to 33 at December 31, 2001 from 38 at December 31, 2000. If market conditions improve we may increase our research and development headcount. Likewise, if market conditions continue as in the past few quarters, we may decrease our research and development headcount.

Sales and Marketing.    Sales and marketing expenses decreased to $5.8 million in 2001 from $5.9 million in 2000. This decrease is primarily the result of lower salaries and salary related expenses, which reduced costs by approximately $578,000, partially offset by higher advertising expenses, which added costs of approximately $380,000. Sales and marketing personnel decreased to 17 at December 31, 2001 from 26 at December 31, 2000. If market conditions improve we may increase our sales and marketing headcount. Likewise, if market conditions continue as in the past few quarters, we may decrease our sales and marketing headcount.

General and Administrative.    General and administrative expenses decreased to $4.4 million in 2001 from $4.7 million in 2000. This decrease is primarily the result of lower salaries and salary related expenses, which reduced costs by approximately $320,000. General and administrative personnel decreased to 16 at December 31, 2001 from 20 at December 31, 2000. If market conditions improve we may increase our general and administrative headcount. Likewise, if market conditions continue as in the past few quarters, we may decrease our general and administrative headcount.

Restructuring and Special Charges.    In 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers have resulted in a slowdown in our shipments and reduced our visibility regarding future sales. The revenue decline has occurred across our channels, customer categories, products and technologies. As a result of these trends, in the fourth quarter of 2001, we took action that resulted in a worldwide workforce reduction and consolidation of excess facilities that resulted in a $2.7 million restructuring charge in the fourth quarter of 2001. See note 5 of Notes to Consolidated Financial Statements.

In addition, as a result of these trends and other changes in the market place, we realigned our organizational structure to focus on strategic account sales and marketing efforts, centralized engineering, customer and solution business area management and revised our cost structure given our current revenue level.

In the fourth quarter of 1999, we paid a cash dividend of $4.0 million to our common stockholders in connection with our Series A preferred stock financing. This amount has been recorded in stockholders’ equity as a distribution to stockholders. We paid a total of $3.0 million to certain of our common stockholders and officers of in December 1999 as a special bonus to assist these officers with respect to their federal or state taxes associated with the payment of the dividend and certain other items. We recorded the $3.0 million as a special charge in the consolidated statement of operations as this amount represents a non-recurring transaction that we do not consider to be reflective of our ongoing operations. In 2000, the above individuals filed their tax returns and refunded $282,000 to us, representing the excess amount of bonus received compared to their actual federal and state tax liability. We recorded the receipt of the $282,000 as special charges in the statement of operations, consistent with its presentation in the preceding fiscal year.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2001, 2000 and 1999, we amortized $1.4 million, $1.3 million and $288,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The amount of deferred stock compensation expense to be recorded in future periods could decrease again if options for which accrued but unvested compensation has been recorded are forfeited.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $3.5 million in 2001 and $2.4 million in 2000. The increase in net interest and other income in 2001 compared to 2000 is primarily attributable to proceeds received from the settlement of a trademark dispute and lower interest expense as a result of lower capital lease obligations.

Provision for Income Taxes

We elected to be taxed as an S-corporation under the Internal Revenue Code of 1986, as amended, through October 4, 1999. Consequently, our stockholders were taxed on their proportionate share of the taxable income and no provision for federal income taxes has been provided in the statement of operations for the period beginning January 1, 1999 through October 4, 1999.

We recorded a $2.3 million provision for income taxes in 2001. Our provision for income taxes in 2001 differed from the tax benefit that would be derived from applying the federal statutory rate to the loss before taxes primarily due to an increase in our valuation allowance for deferred tax assets and nondeductible amortization charges for deferred stock compensation. We recorded a $0.8 million provision for income taxes in 2000. Our 2000 provision for income taxes was recorded at less than the federal statutory rate primarily due to the realization of tax net operating loss carryfowards partially offset by nondeductible amortization charges for deferred stock compensation.

As of December 31, 2001, we had deferred tax assets of $24.0 million. Realization of our deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to our net deferred tax assets as of December 31, 2001, has been established to reflect these uncertainties.

As of December 31, 2001, we had net operating loss carryforwards for federal and state tax purposes of approximately $44.8 million and $17.1 million, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards will expire in 2019 and 2004, respectively, if not utilized.

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

Operating Expenses

Research and Development.    Research and development expenses increased to $8.0 million in 2000 from $2.3 million in 1999. This increase is primarily the result of increased salaries and salary related expenses, which added costs of approximately $2.6 million, increased expenses for engineering materials, which added costs of approximately $1.8 million, software and equipment depreciation charges and the opening of additional research and development design centers. We opened a design center in Long Beach, California in August of 1999, in Ottawa, Canada in December of 1999 and in North Andover, Massachusetts in September of 2000. Research and development personnel increased to 38 at December 31, 2000 from 18 at December 31, 1999.

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

Special Charges.    In the fourth quarter of 1999, we paid a cash dividend of $4.0 million to our common stockholders in connection with our Series A preferred stock financing. This amount has been recorded in stockholders’ equity as a distribution to stockholders. We paid a total of $3.0 million to certain of our common stockholders and officers in December 1999 as a special bonus to assist these officers with respect to their federal or state taxes associated with the payment of the dividend and certain other items. We recorded the $3.0 million as a special charge in the consolidated statement of operations as this amount represents a non-recurring transaction that we do not consider to be reflective of our ongoing operations. In 2000, the above individuals filed their tax returns and refunded $282,000 to us, representing the excess amount of bonus received compared to their actual federal and state tax liability. We recorded the receipt of the $282,000 as special charges in the statement of operations, consistent with its presentation in the preceding fiscal year.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2000 and 1999, we amortized $1.3 million and $288,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

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

Liquidity and Capital Resources

We have financed our operations primarily through the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000.

As of December 31, 2001, we had cash and cash equivalents of $15.2 million and working capital of $36.8 million.

Our operating activities used cash of $6.4 million in 2001 and provided cash of $2.0 million in 2000 and $560,000 in 1999. In 2001, cash used in operating activities was primarily attributable to our net loss of $19.6 million and decreases in our deferred margin on distributor inventory of $3.3 million and accrued compensation and other of $1.1 million. These were partially offset by depreciation and amortization of $2.9 million, amortization of deferred stock compensation of $1.4 million, a non-cash charge taken to reduce our equipment value of $1.6 million, our restructuring accrual of $2.2 million and decreases in inventories of $5.2 million, accounts receivable of $2.8 million and deferred tax assets of $2.3 million. In 2000, cash provided by operating activities was primarily attributable to net income of $1.9 million, an increase in deferred margin on distributor inventory of $3.7 million, accrued compensation and other of $1.9 million, a tax benefit from employee stock plans of $3.0 million and non-cash charges related to depreciation and amortization of $1.7 million and amortization of deferred stock compensation of $1.3 million. These were partially offset by increases in accounts receivable of $2.3 million, inventories of $4.9 million, deferred tax assets and other of $2.3 million and other assets of $1.7 million. In 1999, cash provided by operating activities was primarily attributable to increases in accounts payable of $1.9 million, deferred margin on distributor inventory of $1.8 million, accrued compensation and other of $523,000 and non-cash charges related to deferred stock compensation amortization, stock option compensation and depreciation and amortization. These were partially offset by increases in accounts receivable of $752,000, inventories of $1.3 million and other assets of $486,000.

Our investing activities used cash of $18.9 million in 2001, $25.8 million in 2000 and $1.9 million in 1999. Our investing activities reflect purchases and sales of available-for-sale securities and fixed assets.

Our financing activities provided cash of $2.8 million in 2001, $50.6 million in 2000 and $12.0 million in 1999. In 2001, cash provided by financing activities was the result of proceeds from employee stock plans partially offset by principal payments on capital lease obligations. In 2000, cash provided by financing activities was primarily the result of net proceeds from the issuance of common stock in our initial public offering of $49.8 million. In 1999, cash provided by financing activities primarily resulted from $17.0 million of proceeds received from the issuance of mandatorily redeemable convertible preferred stock. This was partially offset by dividends paid to our stockholders of $4.4 million and equipment lease financing of $573,000.

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

We currently anticipate that our current available cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, although no assurance can be given in this regard. If we require additional capital resources to grow our business, execute our operating plans, or acquire complimentary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities or secure lines of credit, which may result in additional dilution to our stockholders.

In the first quarter of 2002, we converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in GCS, a privately held semiconductor foundry partner, in exchange for 12.5 million shares of Series D-1 preferred stock valued at $0.60 per share. The impact of our investment in GCS on our cash, liquidity and capital resources amounted to $6.1 million, plus forgone interest income we would have received of approximately $175,000 annually. See note 13 of Notes to Consolidated Financial Statements for a discussion of this investment.

Our currently anticipated operating lease and capital lease commitments and unconditional purchase obligations over the next five years and thereafter are as follows (in thousands):

	Future Minimum Payments Due By Period
	Total	< one year	1—3 years	4-5 years	> 5 years
Contractual Obligations and Commercial Commitments
Operating lease commitments	$3,899	$1,559	$1,670	$670	$—
Capital lease commitments	$1,089	$666	$423	$—	$—
Unconditional purchase obligations	$168	$168	$—	$—	$—

Total	$5,156	$2,393	$2,093	$670	$—

Industry Trends and Market Conditions

In 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers have resulted in a slowdown in our shipments and reduced our visibility regarding future sales. The revenue decline has occurred across our channels, customer categories, products and technologies. These trends contributed to us taking action that resulted in a worldwide workforce reduction and consolidation of excess facilities in the fourth quarter of 2001, which resulted in our recording of $2.7 million in restructuring charges. In addition, in the second half of 2001, these trends contributed to us recording provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets.

If the economic trends described above were to continue or worsen it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further reduction of our equipment value, further consolidation of facilities, and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of common stock.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations” (FAS 141) and Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method-the “purchase” method. We adopted FAS 141 in the third quarter of 2001 and the adoption of this statement did not have a material effect on our financial statements.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Intangible assets that are acquired individually or with a group of other assets (excluding those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. We adopted the Statement effective January 1, 2002 and the adoption is not expected to have a material impact on our future results of operations.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of FAS 144 is to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are evaluating the impact of FAS 144 on our financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Historically, our sales have been made to predominantly U.S.-based customers and distributors in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. However, we continue to and expect in future periods to expand selling into foreign markets, including Europe and Asia. Because our sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

At December 31, 2001, our cash and cash equivalents consisted primarily of bank deposits, commercial paper, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, short-term investments and long-term investments. For example, a 1% increase or decrease in interest rates would increase or decrease our interest income by approximately $250,000.

Item 8.    Financial Statements and Supplementary Data

The unaudited quarterly results of operations for our two most recent fiscal years contained in Part II, Item 6 of this annual report and are incorporated herein by this reference.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors
Sirenza Microdevices, Inc.

We have audited the accompanying consolidated balance sheets of Sirenza Microdevices, Inc. as of December 31, 2001, and 2000, and the related consolidated statements of operations, stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index as Item 14. (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirenza Microdevices, Inc. at December 31, 2001, and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP
San Jose, California
January 21, 2002

SIRENZA MICRODEVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$15,208	$37,683
Short-term investments	27,118	13,444
Accounts receivable, net of allowance for doubtful accounts of $42 and $59 at December 31, 2001 and 2000	1,158	3,946
Inventories	1,894	7,107
Deferred tax assets and other	1,062	3,464

Total current assets	46,440	65,644
Property and equipment, net	7,285	8,388
Long-term investments	9,058	7,204
Other assets	1,260	1,070

Total assets	$64,043	$82,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,464	$2,071
Accrued compensation and other	1,745	2,912
Deferred margin on distributor inventory	3,631	6,942
Accrued restructuring	2,155	—
Capital lease obligations, current portion	634	747

Total current liabilities	9,629	12,672
Capital lease obligations	380	1,010
Other long-term liabilities	21	—

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares—5,000,000 at December 31, 2001 and 2000
Issued and outstanding shares—none at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value:
Authorized shares—200,000,000 at December 31,2001 and 2000
Issued and outstanding shares—29,727,450 and 27,204,739 at December 31, 2001 and 2000	30	27
Additional paid-in capital	128,426	125,286
Deferred stock compensation	(1,787)	(3,619)
Accumulated deficit	(72,656)	(53,070)

Total stockholders’ equity	54,013	68,624

Total liabilities and stockholders’ equity	$64,043	$82,306

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Net revenues:
Product revenues	$19,821	$34,427	$17,248
Contract manufacturing revenues	—	222	817

Total net revenues	19,821	34,649	18,065
Cost of revenues (exclusive of amortization of deferred stock compensation of $140, $153 and $140 for the years ended December 31, 2001, 2000 and 1999, respectively)	17,440	14,651	9,996

Gross profit	2,381	19,998	8,069
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $257, $290 and $31 for years ended December 31, 2001, 2000 and 1999, respectively)	8,752	7,964	2,274
Sales and marketing (exclusive of amortization of deferred stock compensation of $279, $301 and $56 for the years ended December 31, 2001, 2000 and 1999, respectively)	5,828	5,940	2,951
General and administrative (exclusive of amortization of deferred stock compensation of $722, $573 and $61 for the years ended December 31, 2001, 2000 and 1999, respectively)	4,435	4,744	2,089
Restructuring and special charges	2,670	(282)	2,990
Amortization of deferred stock compensation	1,398	1,317	288

Total operating expenses	23,083	19,683	10,592

Income (loss) from operations	(20,702)	315	(2,523)
Interest expense	123	196	167
Interest and other income, net	3,575	2,549	184

Income (loss) before taxes	(17,250)	2,668	(2,506)
Provision for income taxes	2,336	800	48

Net income (loss)	(19,586)	1,868	(2,554)
Accretion of mandatorily redeemable convertible preferred stock	—	(25,924)	(21,857)

Net loss applicable to common stockholders	$(19,586)	$(24,056)	$(24,411)

Basic and diluted net loss per share applicable to common stockholders	$(0.67)	$(1.09)	$(1.63)
Shares used to compute basic and diluted net loss per share applicable to common stockholders	29,133	22,032	15,000

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount
Balance at December 31, 1998	15,000,000	$15	$210	$—	$(215)	$10
Compensation expense related to stock options to non-employees	—	—	589	—	—	589
Deferred stock compensation	—	—	4,543	(4,543)	—	—
Amortization of deferred stock compensation	—	—	—	288	—	288
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(21,857)	(21,857)
Distributions to stockholders	—	—	—	—	(4,388)	(4,388)
Net loss and comprehensive net loss	—	—	—	—	(2,554)	(2,554)

Balance at December 31, 1999	15,000,000	15	5,342	(4,255)	(29,014)	(27,912)
Issuance of common stock	4,600,000	5	49,784	—	—	49,789
Conversion of mandatorily redeemable convertible preferred stock into common stock	5,647,839	6	64,775	—	—	64,781
Net exercise of warrants	687,500	—	—	—	—	—
Compensation expense related to stock options to non-employees	—	—	63	—	—	63
Deferred stock compensation	—		681	(681)	—	—
Amortization of deferred stock compensation	—	—	—	1,317	—	1,317
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(25,924)	(25,924)
Tax benefit from employee stock plans	—	—	3,024	—	—	3,024
Common stock issued under employee stock plans	1,269,400	1	1,617		—	1,618
Net income and comprehensive net income	—	—	—	—	1,868	1,868

Balance at December 31, 2000	27,204,739	27	125,286	(3,619)	(53,070)	68,624
Forfetiture of deferred stock compensation	—	—	(434)	434	—	—
Amortization of deferred stock compensation	—	—	—	1,398	—	1,398
Common stock issued under employee stock plans	2,522,711	3	3,574	—	—	3,577
Net loss and comprehensive net loss	—	—	—	—	(19,586)	(19,586)

Balance at December 31, 2001	29,727,450	$30	$128,426	$(1,787)	$(72,656)	$54,013

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Operating Activities
Net income (loss)	$(19,586)	$1,868	$(2,554)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,879	1,689	547
Deferred tax assets	2,277	(2,277)	—
Compensation expense related to stock options	—	63	589
Amortization of deferred stock compensation	1,398	1,317	288
Tax benefit from employee stock plans	—	3,024	—
Abandoned and impaired equipment	1,618	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,788	(2,265)	(752)
Inventories	5,213	(4,880)	(1,258)
Other assets	(65)	(1,654)	(486)
Accounts payable	(607)	(422)	1,910
Accrued compensation and other	(1,146)	1,876	523
Accrued restructuring	2,155	—	—
Deferred margin on distributor inventory	(3,311)	3,655	1,753

Net cash provided by (used in) operating activities	(6,387)	1,994	560

Investing Activities
Purchases of available-for-sale securities	(52,032)	(51,737)	—
Proceeds from sales/maturities of available-for-sale securities	36,504	31,089	—
Purchases of property and equipment	(3,394)	(5,931)	(1,851)
Proceeds from the sale of property and equipment	—	753	—

Net cash used in investing activities	(18,922)	(25,826)	(1,851)

Financing Activities
Proceeds from issuance of common stock, net	—	49,789	—
Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	17,000
Principal payments on capital lease obligations	(743)	(857)	(573)
Proceeds from loan payable	—	—	200
Repayment of loan payable	—	—	(200)
Distributions to stockholders	—	—	(4,388)
Proceeds from employee stock plans	3,577	1,618	—

Net cash provided by financing activities	2,834	50,550	12,039
Increase (decrease) in cash	(22,475)	26,718	10,748
Cash and cash equivalents at beginning of period	37,683	10,965	217

Cash and cash equivalents at end of period	$15,208	$37,683	$10,965

Supplemental disclosures of cash flow information
Cash paid for interest	$123	$194	$167
Cash recovered (paid) for income taxes	$1,359	$(1,361)	$(24)

Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital Lease	$—	$612	$1,365
Accretion of mandatorily redeemable convertible preferred stock	$—	$25,924	$21,857
Deferred stock compensation	$—	$681	$4,543
Net exercise of warrants	$—	$688	$—
Conversion of mandatorily redeemable convertible preferred stock into common stock	$—	$64,781	$—
Forfeiture of deferred stock compensation	$434	$—	$—

See accompanying notes.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1.    Organization and Summary of Significant Accounting Policies

Description of Business

The Company was incorporated in California and began operations in 1985 as Matrix Microassembly Corporation. In 1987, the Company sold its first products and began to generate revenues. The Company began doing business as Stanford Microdevices, Inc. in 1992. In November 1997, the Company reincorporated in Delaware as Stanford Microdevices, Inc. On September 20, 2001 Stanford Microdevices, Inc. filed a certificate of ownership and merger with the Delaware Secretary of State, whereby a wholly-owned subsidiary of the Company was merged into the Company. Immediately following this merger, the Company was the surviving corporation, and the new name of the Company became Sirenza Microdevices, Inc. The Company is a leading designer and supplier of high performance RF components for communications equipment manufacturers. Its products are used primarily in wireless and wireline communications equipment to enable and enhance the transmission and reception of voice and data signals. From 1985 through October 1999, the Company was organized as a Subchapter S corporation for federal tax reporting purposes. In October 1999, the Company’s election to be treated as an S corporation under the Internal Revenue Code was revoked.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sirenza Microdevices, Canada and Sirenza Microdevices UK Limited. Intercompany balances and transactions have been eliminated.

Through December 31, 1999, the Company operated on calendar fiscal quarters and a fiscal year ending December 31. Beginning in 2000, the Company operated on thirteen week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ended on December 31. For presentation purposes, the accompanying interim financial statements refer to the quarter’s calendar month end for convenience.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency for Sirenza Microdevices, Canada and Sirenza Microdevices UK Limited. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates and revenues and expenses are remeasured at average exchange rates in effect during the period. Transaction gains and losses resulting from the process of remeasurement were not material in any period presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. Such estimates are used for, but not limited to, provisions for excess inventories, the useful lives of fixed assets, the allowance for doubtful accounts, sales returns, taxes, restructuring costs, depreciation and amortization, certain accrued liabilities, special charges, contingencies and investments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material to the consolidated financial statements.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company grants its distributors limited rights of return and certain price adjustments on unsold inventory held by the distributors. Under the Company’s rights of return policy, its distributors may exchange product currently in their inventory for other of the Company’s product. This policy is designed to allow the Company’s distributors to efficiently obtain product that they want. In practice, the Company will exchange a reasonable amount of inventory requested by its distributors.

Under the Company’s price adjustment policy, the Company will accept credits from its distributors on previous sales to them. These credits are designed to allow the distributors to pass back to the Company discounts they granted to their end customers due to competitive pricing situations. In practice, the Company will accept reasonable credit requests from its distributors.

The Company has limited control over the extent to which products sold to distributors are sold to third party customers. Accordingly, the Company recognizes revenues on sales to distributors at the time its products are sold by the distributors to third party customers. The recognition of sales to distributors and the related gross profit on the products held by distributors is deferred until the sale to the third party customer. The deferred gross profit is included as “deferred margin on distributor inventory” in the accompanying balance sheets.

Advertising Expenses

The Company expenses its advertising costs in the period in which they are incurred. Advertising expense was $955,000 in 2001, $575,000 in 2000 and $366,000 in 1999.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

Cash equivalents consist of financial instruments which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company’s cash and cash equivalents as of December 31, 2001 and 2000 consisted primarily of bank deposits, commercial paper, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. Cash equivalents are carried at cost which approximates fair value. Short-term investments and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. At December 31, 2001 and 2000, all of the Company’s available-for-sale securities were invested in financial instruments with a rating of A-1 and P-1 or 3A, as rated by Moody’s or Standard & Poor’s, respectively. The estimated fair market values of cash equivalents, short-term investments and long-term investments are based on quoted market prices.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents, short-term investments and long-term investments as of December 31, 2001 and 2000 were as follows (in thousands):

	December 31, 2001
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Market Value
Money market funds	$6,951	—	—	$6,951
Commercial paper	10,973	—	—	10,973
Federal agency and related securities	33,207	—	—	33,207

	$51,131	—	—	$51,131

Included in cash equivalents	$14,955	—	—	$14,955
Included in short-term investments	27,118	—	—	27,118
Included in long-term investments	9,058	—	—	9,058

	$51,131	—	—	$51,131

	December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Market Value
Money market funds	$10,119	—	—	$10,119
Commercial paper	9,436	—	—	9,436
Federal agency and related securities	37,946	—	—	37,946

	$57,501	—	—	$57,501

Included in cash equivalents	$36,853	—	—	$36,853
Included in short-term investments	13,444	—	—	13,444
Included in long-term investments	7,204	—	—	7,204

	$57,501	—	—	$57,501

The amortized cost and estimated fair value of investments in debt securities as of December 31, 2001, by contractual maturity, were as follows (in thousands):

	Cost	Estimated Fair Value
Due in 1 year or less	$42,073	$42,073
Due in 1-2 years	9,058	9,058

Total investments in debt securities	$51,131	$51,131

The amortized cost and estimated fair value of investments in debt securities as of December 31, 2000, by contractual maturity, were as follows (in thousands):

	Cost	Estimated Fair Value
Due in 1 year or less	$50,297	$50,297
Due in 1-2 years	7,204	7,204

Total investments in debt securities	$57,501	$57,501

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s accounts receivables are primarily derived from revenue earned from customers located in the United States, Europe and Asia. Sales to foreign customers are denominated in U.S. dollars, minimizing currency risk to the Company. In addition, certain sales to foreign customers are transacted on letter of credit terms, thereby minimizing credit risk to the Company. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. Due to the Company’s credit evaluation and collection process, bad debt expenses have not been significant, however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers could have a material adverse effect of the Company’s results of operations. At December 31, 2001 one customer located in the United States accounted for 23% of gross accounts receivable and three customers located in Europe accounted for 17%, 16% and 13% of gross accounts receivable, respectively.

A relatively small number of customers, which includes the Company’s distributors, account for a significant percentage of the Company’s net revenues. For the year ended December 31, 2001, four customers accounted for approximately 39%, 19%, 16% and 10% of net revenues, respectively. For the year ended December 31, 2000, three customers accounted for approximately 39%, 31% and 20% of net revenues, respectively. For the year ended December 31, 1999, three customers accounted for approximately 41%, 38% and 13% of net revenues, respectively. The Company expects that the sale of its products to a limited number of customers, including its distributors, may continue to account for a high percentage of net revenues for the foreseeable future.

Currently, the Company relies on a limited number of suppliers of materials and labor for the significant majority of its product inventory but is pursuing alternative suppliers. As a result, should the Company’s current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

Concentrations of Other Risks

The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both domestic and international; economic conditions specific to the telecommunications industry, in particular the wireless infrastructure markets; demand for the Company’s products; the timely introduction of new products; the ability to manufacture efficiently; manufacturing capacity; the ability to safeguard intellectual property and secure patents in a rapidly evolving market; reliance on wafer fabrication and assembly subcontractors, distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value).

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company plans production based on orders received and forecasted demand and must order wafers and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on actual results of operations. For example, in the third quarter of 2001, the Company recorded a provision for excess inventories totaling $4.5 million. This additional excess inventory charge was due to a significant decrease in forecasted demand for the Company’s products and was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product.

The components of inventories are as follows:

	December 31,
	2001	2000
	(in thousands)
Inventories:
Raw materials	$242	$2,648
Work-in-process	1,572	3,211
Finished goods	80	1,248

Total	$1,894	$7,107

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

During 2001, the Company recorded charges of $71,000 to cost of goods sold and $1.2 million to research and development to reduce the carrying value of plant and equipment that was abandoned with no alternative future use.

During 2001, the Company recorded impairment charges of $315,000. This charge resulted from a significant decrease in demand of the Company’s products in combination with the Company’s intention to outsource a significant potion of its production testing operations and dispose of the related equipment. The Company intends to complete such outsourcing of its production testing operations in the second half of 2002. The Company concluded that the above facts indicated that the Company’s production testing equipment might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Company’s production testing equipment during the estimated remaining useful life of such equipment was not sufficient to recover the net book value of the assets. Based on the cash flow analysis and the

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s estimate of the fair market value of its production testing equipment, an impairment charge of $315,000 was recorded to reduce the net book value of the Company’s production testing equipment to fair value. The above impairment charge has been recorded to cost of goods sold in the Company’s 2001 consolidated statement of operations.

Property and equipment are as follows:

	December 31,
	2001	2000
	(in thousands)
Property and equipment:
Machinery and equipment	$9,188	$7,662
Computer equipment and software	1,933	2,432
Furniture and fixtures	333	292
Leasehold improvements	886	754

Total	$12,340	$11,140
Less accumulated depreciation and amortization	5,055	2,752

Property and equipment, net	$7,285	$8,388

Income Taxes

The Company previously elected to be taxed as an S corporation under Subchapter S of the Internal Revenue Code. Consequently, the stockholders were taxed on their proportionate share of the Company’s taxable income and no provision for Federal income taxes has been provided for periods in which the Company elected to be taxed as an S corporation. Effective October 4, 1999, the Company revoked its election to be treated as an S corporation under the Internal Revenue Code.

Subsequent to October 4, 1999, the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), “Accounting for Income Taxes.” FAS 109 requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. In 2001, the Company recorded a valuation allowance of $2.3 million against the carrying value of its net deferred tax assets, as a result of a reduction in the Company’s projected future taxable income.

Fair Value of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable and accounts payable approximate cost due to the short period of time to maturity. Fair values of short-term investments, long-term investments, capital lease obligations and third party loan receivables are based on quoted market prices or pricing models using current market rates. The carrying values of these obligations approximate their fair values.

Stock-Based Compensation

As described in Note 7, the Company has elected to account for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44) “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25.” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

The Company accounts for stock issued to nonemployees in accordance with the provisions of FAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Comprehensive Income (Loss)

The Company has adopted Statement of Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company’s comprehensive net income (loss) was the same as its net income (loss) for the years ended December 31, 2001, 2000 and 1999.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (FAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding during the period, if dilutive. Potential Common Stock equivalents include incremental shares of Common Stock issuable upon the exercise of stock options and warrants and upon conversion of Mandatorily Redeemable Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2001	2000	1999
Net loss applicable to common stockholders	$(19,586)	$(24,056)	$(24,411)

Weighted average common shares outstanding	29,133	22,032	15,000

Basic and diluted net loss per share applicable to common stockholders	$(0.67)	$(1.09)	$(1.63)

The effects of options to purchase 3,751,604, 5,482,969 and 5,231,373 shares of Common Stock at average exercise prices of $9.58, $6.27 and $1.25 for the years ended December 31, 2001, 2000 and 1999, respectively, have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

The effects of warrants to purchase 1,100,000 shares of Common Stock at an average exercise price of $4.50 have been included in basic net loss per share from the date of exercise in 2000. The effect prior to exercise of the warrants have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of conversion of 5,647,839 shares of Mandatorily Redeemable Convertible Preferred Stock for the years ended December 31, 2000 and 1999 have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

The options that were antidilutive in 2001 may be dilutive in future years’ calculations as they were still outstanding at December 31, 2001.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations” (FAS 141) and Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method-the “purchase” method. The Company adopted FAS 141 in the third quarter of 2001 and the adoption of this statement did not have a material effect on the Company’s financial statements.

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

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of FAS 144 is to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is evaluating the impact of FAS 144 on its financial position and results of operations.

2.    Capital Lease Obligations

Capital Lease Obligations

The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated approximately $2,379,000 and $3,092,000 at December 31, 2001 and 2000, respectively. Related accumulated depreciation was approximately $1,338,000 and $1,095,000 at December 31, 2001 and 2000, respectively. Depreciation expense related to assets under capital leases is included in depreciation expense. In addition, the capital leases are generally secured by the related equipment and the Company is required to maintain liability and property damage insurance.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable capital leases at December 31, 2001 are as follows (in thousands):

2002	$666
2003	408
2004	15

Total minimum lease payments	1,089
Less amounts representing interest	75

Present value of minimum lease payments	1,014
Less current portion	634

Long-term portion	$380

3.    Commitments

The Company leases its facilities and certain equipment under operating lease agreements, which expire at various dates through 2006. Future minimum lease payments under these leases as of December 31, 2001 are as follows (in thousands):

2002	$1,559
2003	874
2004	796
2005	462
2006	208

Total minimum lease payments	$3,899

Rent expense under the operating leases was $1,411,000, $1,053,000 and $424,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

In 2000, the Company sold certain manufacturing equipment under sale-leaseback arrangements. The new lease arrangement is accounted for as an operating lease and has a term of three years with quarterly rent expense of approximately $64,000.

Unconditional Purchase Obligations

The Company has unconditional purchase obligations to certain suppliers that supply the Company’s wafer requirements. Because the products the Company purchases are unique to it, its agreements with these suppliers prohibit cancellation subsequent to the production release of the products in its suppliers manufacturing facilities, regardless of whether the Company’s customers cancel orders. At December 31, 2001, the Company had approximately $168,000 of unconditional purchase obligations.

4.    Contingency

In November 2001, the Company, various of its officers and certain underwriters of its initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The complaint, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of shares in the Company’s initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. The complaint brings claims for violation of several provisions of the federal securities laws and seeks an unspecified amount of damages. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001. The Company believes that the allegations against it are without merit and intends to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on the Company’s consolidated balance sheet, statement of operations or cash flows.

5.    Restructuring Activities

In 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by the Company’s customers and efforts to lower their component inventory levels. These actions by the Company’s customers resulted in a slowdown in shipments and a reduction in the visibility regarding future sales. In addition, the Company revised its cost structure given current revenue levels. As a result, in the fourth quarter of 2001, the Company incurred a restructuring charge of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities. Consequently, the Company realigned its organizational structure to focus on strategic account sales and marketing efforts, centralized engineering, customer and solution business area management. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed the Company to a plan of termination and consolidation of excess facilities which included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

Worldwide Workforce Reduction

As of December 31, 2001, the Company had recorded a charge of $481,000 primarily related to severance and fringe benefits associated with the reduction of 27 employees. Of the 27 terminations, 12 were engaged in manufacturing activities, seven were engaged in research and development activities, five were engaged in sales and marketing activities and three were engaged in general and administrative activities. In addition, of the 27 terminations, 23 were from sites located in the United States, three were from our Canadian design center and one was from our European sales office.

The workforce reductions began and were concluded in the fourth quarter of 2001 with substantially all of the severance related benefits paid in the fourth quarter of 2001.

Consolidation of Excess Facilities

As of December 31, 2001, the Company had recorded a charge of approximately $2.2 million for excess facilities primarily relating to noncancelable lease costs. The Company estimated the cost for excess facilities based on the contractual terms of its noncancelable lease agreements, assuming none of the excess facilities would be subleased given the current real estate market conditions. However, to the extent the Company does sublease any of its excess facilities, the proceeds received from subleasing will be credited to the same statement of operations line item originally charged for such excess facilities, or restructuring charges.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring costs and activities during the fourth quarter of 2001 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at December, 31 2001
Worldwide workforce reduction	$481	$(457)	$—	$24
Lease commitments	2,189	(58)	—	2,131

	$2,670	$(515)	$—	$2,155

The remaining cash expenditures relating to the worldwide workforce reduction are expected to be paid in the first quarter of 2002. The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2006.

6.    Mandatorily Redeemable Convertible Preferred Stock

In October 1999, the Company issued 5,647,839 shares of Mandatorily Redeemable Convertible Preferred Stock at $3.01 per share for net proceeds of approximately $17,000,000. The holders of the Mandatorily Redeemable Convertible Preferred Stock had various rights and preferences, including, but not limited to, redemption rights. In the first quarter of 2000 and the fourth quarter of 1999, the Company recorded an increase to its accumulated deficit of $25,924,000 and $21,857,000, respectively, related to the accretion of the Mandatorily Redeemable Convertible Preferred Stock to the Company’s estimate of its fair value to reflect its redemption value. As a result, net income available to common stockholders was reduced. Upon the completion of the Company’s initial public offering, the Mandatorily Redeemable Convertible Preferred Stock was converted into shares of common stock and, accordingly, the Company did not incur any additional accretion charges.

7.    Stockholders’ Equity (Net Capital Deficiency)

Warrants

In connection with the sale of Mandatorily Redeemable Convertible Preferred Stock, the Company issued warrants to purchase 1,100,000 shares of Common Stock at $4.50 per share. Upon the completion of the Company’s initial public offering, the warrants issued in connection with the sale of Mandatorily Redeemable Convertible Preferred Stock were net exercised and converted into 687,500 shares of common stock.

Preferred Stock

Upon the completion of the Company’s initial public offering, the Company’s Certificate of Incorporation was amended to authorize 5,000,000 shares of $0.001 par value Preferred Stock. The Company’s Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of the shares and may determine the rights, preferences, and terms of the Company’s preferred stock.

Common Stock

Upon the completion of the Company’s initial public offering, the Company’s Certificate of Incorporation was amended to authorize 200,000,000 shares of $0.001 par value Common Stock. Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends from legally available assets of the Company when and if declared by the Board of Directors.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan

In January 1998, the Company established the 1998 Stock Plan (the 1998 Plan) under which stock options may be granted to employees, directors and consultants of the Company and authorized 4,000,000 shares of Common Stock thereunder. In 1999, the Board of Directors approved increases in the number of shares authorized for issuance under the 1998 Plan to 5,994,691. In 2000, the Company’s Board of Directors and Stockholders approved an increase in the number of shares authorized for issuance under the 1998 Plan to 7,194,691. In addition, in 2000, the Board approved automatic increases on the first day of each of the Company’s fiscal years beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Consequently, 816,142 shares were authorized for issuance under the 1998 Plan in the first quarter of 2001, representing 3% of the outstanding shares on December 31, 2000. The shares may be authorized, but unissued, or reacquired Common Stock.

Under the 1998 Plan, nonstatutory stock options may be granted to employees, directors and consultants, and incentive stock options (ISO) may be granted only to employees. In the case of an ISO that is granted to an employee who, at the time of the grant of such option, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the per share exercise price shall not be less than 110% of the fair market value per share on the date of grant. For ISO’s granted to any other employee, the per share exercise price shall not be less than 100% of the fair value per share on the date of grant. The exercise price for nonqualified options may not be less than 85% of the fair value of Common Stock at the option grant date. Options generally expire after ten years. Vesting and exercise provisions are determined by the Board of Directors. Options generally vest over 4 years, 25% after the first year and ratably each month over the remaining 36 months.

Rights to purchase stock may also be granted under the 1998 Plan with terms, conditions, and restrictions determined by the Board of Directors.

The following is a summary of option activity for the 1998 Plan:

	Outstanding Stock Options
	Shares Available	Number of Shares	Price Per Share	Weighted average Exercise Price
Balance at December 31, 1998	980,000	3,020,000	$0.92	$0.92
Authorized	1,994,691	—	$—	$—
Granted	(2,211,373)	2,211,373	$0.92–$ 3.50	$1.71
Exercised	—	—	$—	$—
Canceled	—	—	$—	$—

Balance at December 31, 1999	763,318	5,231,373	$0.92–$ 3.50	$1.25
Authorized	1,200,000	—	$—	$—
Granted	(1,504,866)	1,504,866	$5.50–$47.44	$19.38
Exercised	—	(1,228,770)	$0.92–$ 1.50	$1.05
Canceled	24,500	(24,500)	$1.50–$25.88	$6.04

Balance at December 31, 2000	482,952	5,482,969	$0.92–$47.44	$6.27
Authorized	816,142	—	$—	$—
Granted	(1,179,050)	1,179,050	$5.09–$38.00	$10.38
Exercised	—	(2,409,925)	$0.92–$ 8.00	$1.17
Canceled	500,490	(500,490)	$0.92–$47.44	$15.65

Balance at December 31, 2001	620,534	3,751,604	$0.92–$47.44	$9.58

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Average	Number of Shares	Weighted Average Exercise Price
$0.92	322,982	6.78	$0.92	171,522	$0.92
$1.50	961,651	7.74	$1.50	433,386	$1.50
$3.50–$5.97	335,062	6.89	$4.31	125,102	$4.26
$7.75	734,050	9.65	$7.75	—	$—
$7.96–$12.45	365,973	9.00	$8.90	78,482	$9.50
$17.75	735,357	8.91	$17.75	214,663	$17.75
21.94–47.44	296,529	8.82	$36.27	68,370	$38.06

$0.92–$47.44	3,751,604	8.39	$9.58	1,091,525	$7.79

In 1999, the Company granted approximately 102,000 stock options to nonemployees at exercise prices of $1.50 per share in exchange for services. The Company recorded charges to sales and marketing expense in 2000 of $63,000 representing the fair value of vested stock options granted to a nonemployee in 1999. The Company recorded charges to cost of sales, sales and marketing and general and administrative expense in 1999 of $93,000, $23,000, and $474,000, respectively, representing the fair value of vested stock options granted to nonemployees in 1998 and 1999. All of these options were vested at December 31, 2001.

Employee Stock Purchase Plan.

In February 2000, the Company’s Board of Directors and Stockholders approved the 2000 Employee Stock Purchase Plan (the Employee Stock Purchase Plan). A total of 300,000 shares of Common Stock have been reserved for issuance under the Employee Stock Purchase Plan, as well as an automatic annual increase on the first day of each of the Company’s fiscal years beginning January 1, 2001 equal to the lesser of 350,000 shares, 1% of the outstanding Common Stock on that date, or a lesser amount as determined by the Board. Consequently, 272,047 shares were authorized for issuance under the Employee Stock Purchase Plan in the first quarter of 2001, representing 1% of the outstanding shares on December 31, 2000. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock at 85% of fair market value at specific, predetermined dates. Employees purchased 112,786 and 40,630 shares for approximately $757,000 and $414,000 in 2001 and 2000, respectively.

Shares of Common Stock reserved for future issuance are as follows:

	December 31,
	2001	2000
1998 Stock Plan	4,372,138	5,965,921
2000 Employee Stock Purchase Plan	418,631	259,370

	4,790,769	6,225,291

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company applies APB Opinion No. 25, as amended by FIN 44, in accounting for stock-based awards to employees and directors. Under APB Opinion No. 25, as amended by FIN 44, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and net income (loss) per share is required under FAS 123 and is calculated as if the Company had accounted for its employee and director stock options (including shares issued under the Employee Stock Purchase Plan) granted during the years ended December 31, 2001, 2000 and 1999 under the fair value method of FAS 123. The fair value of options granted in 2001 and 2000 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options	2001	2000
Expected life (in years)	4.91	4.25
Risk-free interest rate	4.6%	6.3%
Volatility	2.64	1.29
Dividend yield	0	0%

Employee Stock Purchase Plan Shares	2001	2000
Expected life (in years)	0.5	0.5
Risk-free interest rate	3.5%	6.5%
Volatility	1.49	1.52
Dividend yield	0%	0%

The fair value of options granted in 1999 has been estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.45%; no dividend yield; and an expected life of options of 5.5 years.

As discussed above, the valuation models used under FAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee and director options granted during 2001, 2000 and 1999 was $10.14, $16.26 and $1.36 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2001 and 2000 was $4.50 and $6.56, respectively.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with fair value method of FAS 123, the Company’s net income (loss) applicable to common stockholders and net income (loss) per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Net income (loss) applicable to common stockholders:
As reported	$(19,586)	$(24,056)	$(24,411)
Pro forma	$(26,608)	$(25,520)	$(24,437)
Basic and diluted net income (loss) per share applicable to holders of Common Stock:
As reported	$(0.67)	$(1.09)	$(1.63)
Pro forma	$(0.91)	$(1.16)	$(1.63)

The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because FAS 123 is applicable only to options granted subsequent to December 31, 1997 the pro forma effect will not be fully reflected until 2002.

Deferred Stock Compensation

In connection with the grant of stock options to employees prior to the Company’s initial public offering, the Company recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2001, 2000 and 1999, the Company amortized $1.4 million, $1.3 million and $288,000, respectively, of this deferred stock compensation. The Company will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The amount of deferred stock compensation expense to be recorded in future periods could decrease again if additional options for which accrued but unvested compensation has been recorded are forfeited.

8.    Employee Benefit Plans

In January of 1997, the Company adopted a profit sharing plan that allows for discretionary contributions to the plan at the discretion of the Board of Directors out of the current or accumulated profits of the Company. The Company contribution is limited to 15% of eligible participants annual compensation, subject to certain adjustments. Contributions made by the Company were approximately $0, $0 and $127,000 in 2001, 2000 and 1999, respectively. The Company terminated this plan in 2001.

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions to the Plan during the year ended December 31, 2001, 2000 and 1999 were approximately $147,000, $203,000 and $51,000, respectively.

9.    Income Taxes

The Company elected to be taxed as an S-corporation under the Internal Revenue Code of 1986, as amended, through October 4, 1999. Consequently, the stockholders were taxed on their proportionate share of the taxable income and no provision for federal income taxes has been provided in the statement of operations for the period beginning January 1, 1999 through October 4, 1999. The Company’s S-corporation status was revoked in October 1999.

Our provision for income taxes for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

	December 31,
	2001	2000	1999
	(In Thousands)
Current:
Federal	$—	$2,555	$—
State	—	472	48
Foreign	59	50	—

	59	3,077	48
Deferred:
Federal	1,968	(1,968)	—
State	309	(309)	—
Foreign	—	—	—

	2,277	(2,277)	—

Provision for income taxes	$2,336	$800	$48

A $3.0 million income tax benefit related to the exercise of stock options reduced taxes currently payable for the year ended December 31, 2000 and was credited to additional paid-in capital.

Income (loss) before income taxes consisted of the following:

	December 31,
	2001	2000	1999
	(In Thousands)
Domestic	$(17,425)	$2,270	$(2,516)
Foreign	175	398	10

	$(17,250)	$2,668	$(2,506)

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of taxes computed at the federal statutory income tax rate to the provision (benefit) for (from) income taxes is as follows:

	December 31,
	2001	2000	1999
	(In Thousands)
Provision (benefit) computed at federal statutory rate	$(6,038)	$907	$(850)
S-corporation earnings taxed at the stockholder level	—	—	(351)
State income taxes, net	309	163	48
Foreign Taxes	59	—	—
Valuation allowance	7,470	—	1,097
Amortization of deferred stock compensation	489	447	95
Utilization of tax net operating loss carryforward	—	(685)	—
Other	47	(32)	9

	$2,336	$800	$48

Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2001	2000
	(In Thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,666	$2,810
Accruals and reserves	5,176	1,257
Deferred margin on distributor inventory	1,473	2,758
Other	1,008	182

Total deferred tax assets	24,323	7,007
Valuation allowance	(24,075)	(4,627)

Gross deferred tax assets	248	2,380
Deferred tax liability:
Tax over book depreciation	(248)	(103)

Net deferred tax assets (liabilities)	$—	$2,277

As of December 31, 2001, the Company has recorded a $24 million of valuation allowance for deferred tax assets. Due to the general economic slowdown and reductions in the Company’s forecasts of future taxable income, the Company believes that it is more likely than not that such assets will not be realized. The valuation allowance increased by approximately $19.4 million, $1.9 million, and $2.7 million in 2001, 2000, and 1999, respectively. Approximately $9.7 million of the valuation allowance at December 31, 2001 is attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when realized.

As of December 31, 2001, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $44.8 million and $17.1 million, respectively. The federal and state net operating loss carryforwards will expire in 2019 and 2004, respectively, if not utilized.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

10.    Related Party Transactions

The Company purchases assembly services from a packaging subcontractor and supplier of contract manufacturing services located in the Philippines (the Supplier). The Supplier’s principal stockholder is a cousin of the Company’s chairman of the board.

The Company granted 66,540 stock options with an exercise price of $1.50 in 1999 to two employees of the Supplier. In connection with the option grants, the Company recorded $93,000 of compensation expense in 1999 in accordance with EITF 96-18. The above options were fully vested in 1999, therefore, there was no compensation expense subsequently recorded in accordance with EITF 96-18.

Purchases from the Supplier totaled $574,000, $1,614,000 and $1,235,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, amounts owed to this Supplier by the Company totaled $277,000.

11.    Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (FAS 131). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In 2000, the Company added the Wireless Infrastructure Products business unit that increased the number of operating segments from one to two. The Company previously operated under one business segment, the sale of RF semiconductor components for communications network infrastructures. As of December 31, 2001, the Company operated in two segments: (1) the Standard Products segment and (2) the Wireless Infrastructure Products segment. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment and resource allocation processes. The Standard Products segment produces standard application RF components that consist of primarily integrated circuits and discrete devices for communications network infrastructures. RF components produced by the Standard Products segment are typically sold through distribution. The Wireless Infrastructure Products segment is focused on producing custom and semi-custom RF components that will consist primarily of integrated circuits and multi-component modules for mobile wireless infrastructure equipment manufacturers. Custom and semi-custom RF components produced by the Wireless Infrastructure Products segment will be sold primarily though our direct sales channels.

The accounting policies of the segments are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. The Company’s chief operating decision maker (CODM), the Chief Executive Officer of the Company, evaluates performance and allocates resources based on segment reporting operating income (loss). There are no intersegment sales. Non-segment items include various corporate research and development expenses, sales and marketing expenses, general and administrative expenses, restructuring and special charges, amortization of deferred stock

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation, depreciation and amortization expense, interest income and other, net, interest expense, and the provision for income taxes, as the aforementioned items are not allocated for purposes of the CODM’s review. With the exception of expenditures for long-lived assets, assets and liabilities are not discretely reviewed by the CODM.

	Standard Products	Wireless Infrastructure Products	Total Segments	Non- Segment Items	Total Company
	(in thousands)

Fiscal 2001
Net revenues from external customers	$19,821	$—	$19,821	$—	$19,821
Operating (loss)	(2,306)	(3,025)	(5,331)	(15,371)	(20,702)
Expenditures for long-lived assets	460	391	851	2,543	3,394

Fiscal 2000
Net revenues from external customers	$34,649	$—	$34,649	$—	$34,649
Operating income (loss)	15,563	(3,262)	12,301	(11,986)	315
Expenditures for long-lived assets	1,824	1,659	3,483	3,060	6,543

Fiscal 1999
Net revenues from external customers	18,065	—	18,065	—	18,065
Operating income (loss)	(2,523)	—	(2,523)	—	(2,523)
Expenditures for long-lived assets	3,216	—	3,216	—	3,216

Standard Products net revenues from external customers, operating income (loss) and expenditures for long-lived assets for the year ended December 31, 1999 include all non segment items. The Company operated in one segment in 1999 and did not specifically allocate non-segment items because it was impracticable to do so for that year.

As a result of the Company realigning its organizational structure, the number of operating segments will increase from two to three in 2002.

The following is a summary of geographical information (in thousands):

	December 31,
	2001	2000	1999
Net revenues from external customers:
United States	$14,906	$32,231	$17,858
Other foreign countries	4,915	2,418	207

	$19,821	$34,649	$18,065

Long-lived assets:
United States	$6,385	$6,666	$3,661
Other foreign countries	1,100	1,891	837

	$7,485	$8,557	$4,498

In 2001, sales to customers located in the United Kingdom represented approximately 10% of the Company’s net revenues.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the Company’s long-lived assets outside of the United States at December 31, 2001 and 2000 reside in Canada.

Four of the Company’s customers, Richardson Electronics Laboratories, Minicircuits Laboratories, Avnet Electronics Marketing and Pace Micro Technology, PLC accounted for 39%, 19%, 16% and 10% of net revenues, respectively, for the year ended December 31, 2001. Richardson Electronics Laboratories, Minicircuits Laboratories and Avnet Electronics Marketing accounted for 39%, 31% and 20% of net revenues, respectively, for the year ended December 31, 2000. Richardson Electronics Laboratories, Minicircuits Laboratories and Avnet Electronics Marketing accounted for 38%, 41% and 13% of net revenues, respectively, for the year ended December 31, 1999. No other customer accounted for more than 10% of net revenues during these periods.

12.    Special Charges

In the fourth quarter of 1999, the Company’s Board of Directors paid a cash dividend to holders of Common Stock in an aggregate amount of $4,000,000. The Company also agreed to pay a non-recurring bonus totaling $2,990,000 to its stockholders who were also employees and officers of the Company. The bonus was paid in recognition of the stockholders active involvement, leadership and contributions to the rapid development of the Company through the end of 1999. The total amount of the bonus was determined based upon these activities of the stockholders in their capacity as employees and was approved by the Company’s Board of Directors. The bonus, which was also intended to assist the stockholders cover any federal or state taxes associated with the payment of the dividend, was paid in December 1999. In 1999, the Company recorded the $2,990,000 as special charges in the statement of operations as this amount represents a nonrecurring transaction that the Company does not consider to be reflective of its ongoing operations. In 2000, the above holders of Common Stock filed their tax returns and refunded the Company $282,000, representing the excess amount of bonus received compared to their actual federal and state tax liability. The Company recorded the receipt of the $282,000 as special charges in the statement of operations, consistent with the presentation of that in the preceding fiscal year.

13.    Subsequent Events

In the first quarter of 2002, the Company converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in GCS, a privately held semiconductor foundry partner of the Company, in exchange for 12.5 million shares of Series D-1 preferred stock valued at $0.60 per share. The Company’s total investment of $7.5 million represents approximately 14% of the outstanding voting shares of GCS. The investment in GCS was within our strategic focus and strengthens the Company’s supply chain for InGaP and InP process technologies. In connection with the investment, it has been agreed that the Company’s President and CEO will join GCS’ seven-member board of directors.

The Company accounts for its investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as the Company’s investment is less than 20% of the voting stock of GCS and the Company cannot exercise significant influence over GCS. The investment in GCS will be initially classified as a non-current asset on the Company’s consolidated balance sheet.

On a quarterly basis, the Company will examine its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, or the inability of GCS to continue as a going concern. If it has been determined that an other than temporary decline in value has occurred, the Company will need to write-

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

down its investment in GCS to fair value. Such a write-down could have a material adverse impact on the Company’s consolidated results of operations.

The realizability of the Company’s $7.5 million investment in GCS is ultimately dependent on the Company’s ability to sell its shares. Even if the Company is able to sell its Series D-1 preferred stock, the sale price may be less than the price paid by the Company, which could have a material adverse effect on the Company’s consolidated results of operations.

At December 31, 2001, the outstanding loan receivable from GCS approximated $1.4 million, of which $375,000 was classified in deferred tax assets and other and approximately $1.0 million was classified in other assets (non-current) on the consolidated balance sheet.

Item 9.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item concerning our executive officers and directors is incorporated herein by reference to the sections captioned “Other Information—Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”).

We have revised our Insider Trading Policy to allow our directors, officers and employees covered by such policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit trading on their behalf of our stock by an independent person (such as an investment bank) who is not aware of material non-public information regarding us at the time of such trades. As of December 31, 2001, John Ocampo, our Chairman of the Board; Bob Van Buskirk, our President and Chief Executive Officer; Gerald Quinnell, our Executive Vice President Business Development, Susan Ocampo, our Treasurer and Robert Pinato, our Vice President of Terminals Applications have adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such plans in the future.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Officer Compensation” contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Certain Transactions” contained in the Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)(1)  Financial Statements

The following financial statements are filed as part of this annual report (and are contained in Part II, Item 8 hereof):

(a)(2)  Financial Statement Schedules

The following financial statement schedules are filed as part of this annual report and are contained on page S-1:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the information is included in the financial statements or notes thereto.

(a)(3)  Exhibits

The exhibits listed in the index contained in subsection (c) below are filed as part of this annual report, or are incorporated in this annual report by reference, in each case as indicated below.

(b)  Reports on Form 8-K.

We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

(c)  Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation, as currently in effect.

3.1(a)	Certificate of Ownership and Merger of SMDI Sub, Inc. Into Stanford Microdevices, Inc. (effecting corporate name change).

3.2(3)	Bylaws, as amended, as currently in effect.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Investors’ Rights Agreement, dated as of October 5, 1999, among the Registrant and the parties named therein.

Exhibit Number	Description

10.1(1)	Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)	Change of Control Agreement dated November 23, 1998 between Registrant and Guy Krevet.

10.3(1)	Change of Control Agreement dated December 1, 1998 between Registrant and Gerald Quinnell.

10.4(1)	Offer Letter dated October 22, 1999 between Registrant and Thomas Scannell.

10.5(1)	Offer Letter dated November 1, 1999 between Registrant and Gary Gianatasio.

10.6(1)	Agreement dated December 1, 1999 among Registrant, John and Susan Ocampo, and certain stockholders.

10.7(1)(4)	Foundry Services Sale Agreement between Registrant and TRW, Inc. dated August 19, 1998, as amended.

10.8(1)(4)	Foundry Agreement between Registrant and Temic Semiconductor dated September 1, 1999.

10.9(1)(4)	Volume Purchase Agreement between Registrant and Nortel Networks dated September 1, 1999.

10.10(3)(4)	Contract Change Notice Amendment No. 5 to Wafer Supply Agreement between the Registrant and TRW, Inc.

10.11(1)	Amended and Restated 1998 Stock Plan and related agreements.

10.12(1)	2000 Employee Stock Purchase Plan and related agreements.

10.13(1)	Sublease between Registrant and Telesensory dated September 5, 1997.

10.14(1)	Lease between Registrant and Arden Realty dated July 30, 1999.

10.15(1)	Lease for between Registrant and Aetna Life Insurance Company dated May 26, 1998.

10.16(1)	Sublease between Registrant and Family and Child Guidance Centers dated November 22, 1999.

10.17(1)	Lease between Registrant and Elk Property Management Limited dated November 19, 1999.

10.18(1)	Lease Agreement between Registrant and Aetna Life Insurance Company dated January 14, 2000.

10.19(2)(4)	Foundry Agreement between Registrant and Global Communication Semiconductor, Inc. dated June 22, 2000.

10.20(2)	Loan Agreement between Registrant and Comerica Bank—California dated June 27, 2000.

10.21(6)	Contract Change Notice Amendment No. 6 to Wafer Supply Agreement between the Registrant and TRW, Inc.

10.22	Lease Agreement between the Registrant and Aetna Life Insurance Company dated November 27, 2000.

11.1(5)	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Registrant.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 70).

(1)
This exhibit is incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, filed with the Securities and Exchange Commission on May 18, 2000 and declared effective May 24, 2000.

(2)
This exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the Company’s quarterly period ended July 2, 2000, filed with the Securities and Exchange Commission on August 16, 2000.

(3)	This exhibit is incorporated by reference to the Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	Confidential treatment has been received as to certain portions of this exhibit.
(5)	This exhibit has been omitted because the information is shown in the financial statements or notes thereto.
(6)	Confidential treatment has been requested as to certain portions of this exhibit.

(d)  Financial Statement Schedules.

See Part IV, Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 27, 2002.

By:	/S/ ROBERT VAN BUSKIRK
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT VAN BUSKIRK Robert Van Buskirk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/S/ THOMAS SCANNELL Thomas Scannell	Vice President, Finance and Administration, Chief Financial Officer, Secretary and Assistant Treasurer (Principal Financial and Accounting Officer)	March 27, 2002

/S/ JOHN OCAMPO John Ocampo	Chairman of the Board and Chief Technology Officer	March 27, 2002

/S/ PETER CHUNG Peter Chung	Director	March 27, 2002

/S/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	March 27, 2002

/S/ JOHN C. BUMGARNER, JR. John C. Bumgarner, Jr.	Director	March 27, 2002

SCHEDULE II

SIRENZA MICRODEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999

Allowance for Doubtful Accounts Receivable

Year Ended December 31,	Balance at Beginning of Period	Additions —Charged to Costs and Expenses	Deductions —Write-offs	Balance at End of Period
2001	$59,000	$—	$17,000	$42,000
2000	$100,000	$—	$41,000	$59,000
1999	$116,000	$—	$16,000	$100,000

S-1

            EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation, as currently in effect.

3.1(a)	Certificate of Ownership and Merger of SMDI Sub, Inc. Into Stanford Microdevices, Inc. (effecting corporate name change) .

3.2(3)	Bylaws, as amended, as currently in effect.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Investors’ Rights Agreement, dated as of October 5, 1999, among the Registrant and the parties named therein.

10.1(1)	Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)	Change of Control Agreement dated November 23, 1998 between Registrant and Guy Krevet.

10.3(1)	Change of Control Agreement dated December 1, 1998 between Registrant and Gerald Quinnell.

10.4(1)	Offer Letter dated October 22, 1999 between Registrant and Thomas Scannell.

10.5(1)	Offer Letter dated November 1, 1999 between Registrant and Gary Gianatasio.

10.6(1)	Agreement dated December 1, 1999 among Registrant, John and Susan Ocampo, and certain stockholders.

10.7(1)(4)	Foundry Services Sale Agreement between Registrant and TRW, Inc. dated August 19, 1998, as amended.

10.8(1)(4)	Foundry Agreement between Registrant and Temic Semiconductor dated September 1, 1999.

10.9(1)(4)	Volume Purchase Agreement between Registrant and Nortel Networks dated September 1, 1999.

10.10(3)(4)	Contract Change Notice Amendment No. 5 to Wafer Supply Agreement between the Registrant and TRW, Inc

10.11(1)	Amended and Restated 1998 Stock Plan and related agreements.

10.12(1)	2000 Employee Stock Purchase Plan and related agreements.

10.13(1)	Sublease between Registrant and Telesensory dated September 5,1997

10.14(1)	Lease between Registrant and Arden Realty dated July 30, 1999

10.15(1)	Lease for between Registrant and Aetna Life Insurance Company dated May 26, 1998.

10.16(1)	Sublease between Registrant and Family and Child Guidance Centers dated November 22, 1999.

10.17(1)	Lease between Registrant and Elk Property Management Limited dated November 19, 1999.

10.18(1)	Lease Agreement between Registrant and Aetna Life Insurance Company dated January 14, 2000.

10.19(2)(4)	Foundry Agreement between Registrant and Global Communication Semiconductor, Inc. dated June 22, 2000.

10.20(2)	Loan Agreement between Registrant and Comerica Bank—California dated June 27, 2000.

10.21(6)	Contract Change Notice Amendment No. 6 to Wafer Supply Agreement between the Registrant and TRW, Inc.

10.22	Lease Agreement between the Registrant and Aetna Life Insurance Company dated November 27, 2000.

11.1(5)	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Registrant.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 70).

(1)
This exhibit is incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, filed with the Securities and Exchange Commission on May 18, 2000 and declared effective May 24, 2000.

(2)
This exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the Company’s quarterly period ended July 2, 2000, filed with the Securities and Exchange Commission on August 16, 2000.

(3)	This exhibit is incorporated by reference to the Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	Confidential treatment has been received as to certain portions of this exhibit.
(5)	This exhibit has been omitted because the information is shown in the financial statements or notes thereto.
(6)	Confidential treatment has been requested as to certain portions of this exhibit.