Form 10-Q
period 2002-03-31
SIRENZA MICRODEVICES INC
filed 2002-05-15
CIK 1103777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2002.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from
             to             .
Commission File Number: 000-30615

SIRENZA MICRODEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0073042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

522 Almanor Avenue, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

(408) 616-5400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of April 28, 2002, there were 29,809,316 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1.    Financial Statements

Sirenza Microdevices, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,696	$15,208
Short-term investments	16,984	27,118
Accounts receivable, net	1,621	1,158
Inventories	2,013	1,894
Other current assets	622	1,062

Total current assets	35,936	46,440
Property and equipment, net	6,744	7,285
Long-term investments	12,000	9,058
Investment in GCS	7,500	—
Other assets	200	1,260

Total assets	$62,380	$64,043

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,502	$1,464
Accrued expenses	1,412	1,745
Deferred margin on distributor inventory	3,062	3,631
Accrued restructuring	1,980	2,155
Capital lease obligations, current portion	563	634

Total current liabilities	8,519	9,629
Capital lease obligations and other long-term liabilities	253	401
Stockholders’ equity
Common Stock	30	30
Additional paid-in capital	128,534	128,426
Deferred stock compensation	(1,548)	(1,787)
Accumulated deficit	(73,408)	(72,656)

Total stockholders’ equity	53,608	54,013

Total liabilities and stockholders’ equity	$62,380	$64,043

See accompanying notes.

Sirenza Microdevices, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31, 2002	March 31, 2001
Net revenues	$4,870	$7,800
Cost of revenues (exclusive of amortization of deferred stock compensation of $31 and $37 for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively)	1,680	3,900

Gross profit	3,190	3,900
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $48 and $75 for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively)	1,662	2,531
Sales and marketing (exclusive of amortization of deferred stock compensation of $60 and $76 for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively)	1,133	1,636
General and administrative (exclusive of amortization of deferred stock compensation of $100 and $153 for the three months ended March 31, 2002 and three months ended March 31, 2001, respectively)	1,155	1,054
Amortization of deferred stock compensation	239	341

Total operating expenses	4,189	5,562

Loss from operations	(999)	(1,662)
Interest expense	20	42
Interest income and other, net	267	875

Loss before taxes	(752)	(829)
Provision for (benefit from) income taxes	—	(249)

Net loss applicable to common stockholders	$(752)	$(580)

Net loss per share applicable to common stockholders:
Basic	$(0.03)	$(0.02)

Diluted	$(0.03)	$(0.02)

Shares used to compute net loss per share applicable to common stockholders
Basic	29,780	28,271

Diluted	29,780	28,271

See accompanying notes.

Sirenza Microdevices, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
	Three Months Ended
	March 31, 2002	March 31, 2001
	(unaudited)
Operating Activities
Net loss	$(752)	$(580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684	634
Amortization of deferred stock compensation	239	341
Changes in operating assets and liabilities:
Accounts receivable	(463)	2,309
Inventories	(119)	(1,183)
Other assets	126	309
Accounts payable	38	632
Accrued expenses	(354)	(1,252)
Accrued restructuring	(175)	—
Deferred margin on distributor inventory	(569)	(1,248)

Net cash used in operating activities	(1,345)	(38)
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net	7,192	18,597
Purchases of property and equipment	(143)	(1,198)
Investment in GCS	(6,126)	—

Net cash provided by investing activities	923	17,399
Financing Activities
Principal payments on capital lease obligations	(198)	(215)
Proceeds from employee stock plans	108	2,068

Net cash provided by (used in) financing activities	(90)	1,853
Increase (decrease) in cash	(512)	19,214
Cash at beginning of period	15,208	37,683
Cash at end of period	$14,696	$56,897

Supplemental disclosures of noncash investing and financing activities
Conversion of GCS loan receivable	$1,374	$—

See accompanying notes.

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any later period.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sirenza Microdevices, Inc. (the Company) for the fiscal year ended December 31, 2001, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 27, 2002.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sirenza Microdevices, Canada and Sirenza Microdevices UK Limited. Intercompany balances and transactions have been eliminated.

The Company operates on thirteen week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. The Company’s first quarter of fiscal year 2002 ended on March 31, 2002. The Company’s first quarter of fiscal year 2001 ended on April 1, 2001. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter’s calendar month end for convenience.

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

In the first quarter of 2002, the Company sold inventory products that were previously reserved and accordingly, reduced its provision for excess inventories by approximately $563,000. The Company may sell previously reserved inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

Inventories consist of (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Raw materials	$200	$242
Work-in-process	1,021	1,572
Finished goods	792	80

Total	$2,013	$1,894

Note 3:    Investment in GCS

In the first quarter of 2002, the Company converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in Global Communication Semiconductors, Inc. (GCS), a privately held semiconductor foundry partner of the Company, in exchange for 12.5 million shares of GCS Series D-1 preferred stock valued at $0.60 per share. The Company’s total investment of $7.5 million represented approximately 14% of the outstanding voting shares of GCS at the time of the investment. The investment in GCS was within the Company’s strategic focus and intended to strengthen the Company’s supply chain for Indium Gallium Phosphide (InGaP) and Indium Phosphide (InP) process technologies. In connection with the investment, the Company’s President and CEO joined GCS’ seven-member board of directors.

The Company accounts for its investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as the Company’s investment is less than 20% of the voting stock of GCS and the Company cannot exercise significant influence over GCS. The investment in GCS is classified as a non-current asset on the Company’s consolidated balance sheet.

On a quarterly basis, the Company evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, or the inability of GCS to continue as a going concern. If it has been determined that an other than temporary decline in value has occurred, the Company will need to write-down its investment in GCS to fair value. Such a write-down could have a material adverse impact on the Company’s consolidated results of operations. As of March 31, 2002 the Company’s investment in GCS had not experienced an other than temporary decline in value.

The realizability of the Company’s $7.5 million investment in GCS is ultimately dependent on the Company’s ability to sell its GCS shares, for which there is currently no public market. Even if the Company is able to sell its GCS shares, the sale price may be less than the price paid by the Company, which could have a material adverse effect on the Company’s consolidated results of operations.

Note 4:    Restructuring Activities

In 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by the Company’s customers and efforts to lower their component inventory levels. These actions by the Company’s customers resulted in a slowdown in shipments and a reduction in visibility regarding future sales and caused the Company to revise its cost structure given the then current revenue levels. As a result, in the fourth quarter of 2001, the Company incurred a restructuring charge of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities. Consequently, the Company realigned its organizational structure to focus on strategic account sales and marketing efforts, centralized engineering and customer and solution business area management. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed the Company to a plan of termination and consolidation of excess facilities which included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

Worldwide Workforce Reduction

In the fourth quarter of 2001, the Company recorded a charge of $481,000 primarily related to severance and fringe benefits associated with the reduction of 27 employees. Of the 27 terminations, 12 were engaged in manufacturing activities, seven were engaged in research and development activities, five were engaged in sales and marketing activities and three were engaged in general and administrative activities. In addition, of the 27 terminations, 23 were from sites located in the United States, three were from our Canadian design center and one was from our European sales office.

The workforce reductions began and were concluded in the fourth quarter of 2001 with substantially all of the severance related benefits paid in the fourth quarter of 2001.

Consolidation of Excess Facilities

In the fourth quarter of 2001, the Company recorded a charge of approximately $2.2 million for excess facilities primarily relating to noncancelable lease costs. The Company estimated the cost for excess facilities based on the contractual terms of its noncancelable lease agreements. Given the current and expected real estate market conditions, the Company assumed none of the excess facilities would be subleased. However, to the extent the Company does sublease any of its excess facilities, the proceeds received from subleasing will be credited to restructuring charges, the same statement of operations line item originally charged for such excess facilities.

The following table summarizes the activity related to the Company’s accrued restructuring balance during the first quarter of 2002 (in thousands):

	Accrued Restructuring Balance at December, 31 2001	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 31, 2002
Worldwide workforce reduction	$24	$(5)	$—	$19
Lease commitments	2,131	(170)	—	1,961

	$2,155	$(175)	$—	$1,980

The following table summarizes the restructuring costs and activities through March 31, 2002 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non- cash Charges	Accrued Restructuring Balance at March 31, 2002
Worldwide workforce reduction	$481	$(462)	$—	$19
Lease commitments	2,189	(228)	—	1,961

	$2,670	$(690)	$—	$1,980

The remaining cash expenditures relating to the worldwide workforce reduction are expected to be paid in the second quarter of 2002. The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2006.

Note 5:    Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (FAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding during the period, if dilutive. Potential Common Stock equivalents include incremental shares of Common Stock issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months ended
	March 31, 2002	March 31, 2001
Net loss applicable to common stockholders	$(752)	$(580)

Weighted average common shares outstanding	29,780	28,271

Net loss per share applicable to common stockholders	$(0.03)	$(0.02)

The effect of options to purchase 4,035,095 and 3,651,040 shares of Common Stock at average exercise prices of $8.95 and $9.86 for the three months ended March 31, 2002 and March 31, 2001, respectively, has not been included in the computation of diluted net loss per share applicable to common stockholders as their effect is antidilutive.

Note 6:    Comprehensive Income (Loss)

FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company’s comprehensive net loss was the same as its net loss for the three months ended March 31, 2002 and 2001.

Note 7:    Segments of an Enterprise and Related Information

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

From 2000 to 2001, the Company operated under two business segments: (1) the Standard Products segment and (2) the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, the Company reorganized to focus on end markets. As a result of this reorganization, the Company now operates in three business segments. First is the Wireless Applications business area. This business area is responsible for all wireless infrastructure activity, both standard and specialized. Second is the Wireline Applications business area. This business area is responsible for the development and marketing of wireline components to both CATV and fiber optics markets. Last is the Terminals business area. This business area focuses on customers who use the Company’s products for applications outside of the Company’s core markets of wireless and wireline infrastructure, such as cable television set-top boxes and wireless video transmitters. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment and resource allocation processes.

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2002. The Company’s chief operating decision maker (CODM) evaluates performance and allocates resources based on segment reporting operating income (loss). There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, general and administrative expenses, amortization of deferred stock compensation, interest income and other, net, interest expense, and the provision for (benefit from) income taxes, as the aforementioned items are not allocated for purposes of the CODM’s review. Assets and liabilities are not discretely reviewed by the CODM.

	Wireless Applications	Wireline Applications	Terminals Applications	Total Segments	Non-Segment Items	Total Company
For the three months ended March 31, 2002

Net revenues from external customers	4,338	83	553	4,974	(104)	4,870
Operating income (loss)	1,362	(373)	81	1,070	(2,069)	(999)

For the three months ended March 31, 2001
Net revenues from external customers	4,667	33	3,314	8,014	(214)	7,800
Operating income (loss)	1,521	(462)	1,789	2,848	(4,510)	(1,662)

Note 8:    Contingency

In November 2001, the Company, various of its officers and certain underwriters of its initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. The Plaintiffs, who filed an amended complaint on or about April 19, 2002, bring claims for violation of several provisions of the federal securities laws and seek an unspecified amount of damages. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001. The Company believes that the allegations against it are without merit and intends to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on the Company’s consolidated balance sheet, statement of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described below under “Risk Factors.”

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

Management believes the following critical accounting policies require the most significant judgments and estimates used in the preparation of its consolidated financial statements.

Excess and Obsolete Inventories:    We record provisions for excess inventories based on the cost of inventory levels exceeding the forecasted demand of such products. We forecast demand for specific products based on the number of products we expect to sell, with such assumptions dependent on our assessment of market conditions and current and expected orders from our customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases based on our estimates or if inventory levels increase disproportionately to forecasted demand, additional inventory write-downs may be required, as was the case in 2001 when we recorded additional provisions for excess inventories of $7.8 million. Likewise, if we ultimately sell inventories that were previously reserved, we would reduce the previously recorded excess inventory provisions which would have a positive impact on our cost of revenues, gross margin and operating results, as was the case in the first quarter of 2002 when we sold $563,000 of previously reserved inventory products.

Investments:    In the first quarter of 2002, we made an investment in a privately held foundry partner (GCS) having strategic technology that is recorded under the cost method of accounting. If management believes the value of its investment has experienced a decline that is other than temporary, we would write-down the cost of our investment to fair value, which could have a material adverse effect on our consolidated results of operations. Factors that may cause an other than temporary decline in the value of the our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones, a series of operating losses in excess of GCS’ current business plan, or the inability of GCS to continue as a going concern.

Valuation of Deferred Tax Assets:    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized based on our ability to generate future taxable income. While we have considered future taxable income in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, based on our ability to generate future taxable income, an adjustment to the deferred tax asset would increase income in the period such determination was made. Although we have provided for a full valuation allowance against our deferred tax assets at March 31, 2002, if we have net deferred tax assets recorded in the future and we determine that we would not be able to realize all or part of our net deferred tax assets at such time, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made, as was the case in the third quarter of 2001 when we incurred charges of $2.3 million to increase our deferred tax asset valuation allowance.

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

Restructuring Charges:    We recorded restructuring charges of $2.7 million in the fourth quarter of 2001 with the assumption that we would not sublease any of our excess facilities through the end of the respective lease term. In the event that we sublease any of these excess facilities, an adjustment to our restructuring accrual would be charged to income in the period such a sublease occurred. As of March 31, 2002, we have not subleased any of our excess facilities.

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

As a result of the telecommunication industry downturn in 2001 and changing market conditions, effective in 2002, we reorganized our business to focus on end markets instead of product type. We established three business areas. The first business area focuses on the wireless infrastructure markets. The second business area focuses on the cable and fiber optic wireline infrastructure markets. Third, we established what we label the terminals business area. This business area focuses on customers who use our products for applications outside of our core markets of wireless and wireline infrastructure, such as cable television set-top boxes and wireless video transmitters.

Our Wireless Business Area accounted for 87% of net revenues in the three months ended March 31, 2002. Our Wireline Business Area accounted for 2% of net revenues in the three months ended March 31, 2002. Our Terminals Business Area accounted for 11% of net revenues in the three months ended March 31, 2002.

We sell our products worldwide through U.S.-based distributors, through a private label reseller who sells our products under its brand and through our direct sales force. Our products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by our distributors or us. Significant portions of our distributors’ end sales are made to their customers overseas. Sales to customers located in the United States represented approximately 56% of net revenues in the three months ended March 31, 2002. Sales customers located outside of the United States represented 44% of net revenues in the three months ended March 31, 2002. Sales to one customer located in the Sweden represented 19% of net revenues in the three months ended March 31, 2002. Substantially all of our total assets reside in the United States.

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

Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing, and Ericsson, a direct customer, accounted for a substantial portion of our net revenues in the three months ended March 31, 2002. Sales to Ericsson represented 19% of net revenues in the three months ended March 31, 2002. Sales to Richardson Electronics Laboratories represented 38% of net revenues in the three months ended March 31, 2002. Sales to Avnet Electronics Marketing represented 15% of net revenues in the three months ended March 31, 2002. Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing and a private label reseller of our products, Minicircuits Laboratories, accounted for a substantial portion of our net revenues in the three months ended March 31, 2001. Sales to Minicircuits Laboratories represented 29% of net revenues in the three months ended March 31, 2001. There were no sales to Minicircuits Laboratories in the three months ended March 31, 2002. Sales to Richardson Electronics Laboratories represented 31% of net revenues in the three months ended March 31, 2001. Sales to Avnet Electronics Marketing represented 21% of net revenues in the three months ended March 31, 2001. Richardson Electronics Laboratories and Avnet Electronics Marketing distribute our products to a large number of end customers. We anticipate that sales through our distributors and to Ericsson will continue to account for a substantial portion of our net revenues in the near term.

Sales of our products using two of our process technologies accounted for a significant portion of our net revenues in the three months ended March 31, 2002 and 2001. Sales of our gallium arsenide heterojunction bipolar transistor (GaAs HBT) products accounted for 47% of our net revenues in the three months ended March 31, 2002 and 63% of our net revenues in the three months ended March 31, 2001. Sales of our silicon germanium (SiGe) heterojunction bipolar transistor products accounted for 28% of our net revenues in the three months ended March 31, 2002 and 16% of our net revenues in the three months ended March 31, 2001.

Cost of revenues consists primarily of the costs of wafers from our third-party wafer fabs, costs of packaging performed by third-party vendors, costs of testing, costs associated with procurement, production control, quality assurance, manufacturing engineering, and provisions for excess inventories. We subcontract our wafer manufacturing and packaging and do only final testing and tape and reel assembly at our facilities. In late 2001, we made the decision to outsource a major portion of our production testing operations. We are currently in the process of selecting a subcontractor to test our products and expect to begin the outsourcing of our production testing operations in the second half of 2002 or early 2003.

There are a number of factors influencing our gross margin. Historically, gross margins on our sales through our distributors, to private label resellers and our direct customers have differed materially from each other. As a result, the relative mix of these sales affects our gross margin. Also, the gross margin on sales of our newer products are typically higher than the gross margin on sales of some of our older products. As a result, the relative mix of new product sales compared to older product sales affects our gross margin. In addition, we offer a broad range of products in multiple technologies that have historically had different gross margins. As a result, the relative mix of product sales by process technology and within each technology affects our gross margins.

In addition, our gross margins are negatively influenced by provisions for excess inventories, as was the case in the third quarter of 2001 when we recorded provisions for excess inventories of $4.5 million, and positively influenced by the sale of previously reserved inventory products, as was the case in the first quarter of 2002 when we sold $563,000 of previously reserved inventory products.

Also, our gross margin is traditionally lower in periods with less volume and higher in periods with high volume. We value inventories at the lower of standard cost, which approximates actual on a first-in, first-out basis, or market. In periods in which volumes are low, our manufacturing overhead costs are allocated to fewer units, thereby decreasing our gross margin. Likewise, in periods in which volumes are high, our manufacturing overhead costs are allocated to more units, thereby increasing our gross margin.

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

In the three months ended March 31, 2002, three packaging firms packaged substantially all of our products. Relatives of our founding stockholders own one of these packaging firms, MPI Corporation in Manila, Philippines. Although we utilized four additional packaging subcontractors in the three months ended March 31, 2002, we anticipate that MPI will continue to account for a significant amount of our packaging in the near future.

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

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, and human resources personnel, insurance and professional fees.

Comparison of the Three Months Ended March 31, 2002 and March 31, 2001

Net Revenues

Net revenues decreased to $4.9 million for the three months ended March 31, 2002 from $7.8 million for the three months ended March 31, 2001. This decrease was the result of the general economic slowdown, the resulting softness in the wireless infrastructure markets, changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out. Sales through our distributors were 53% of net revenues for the three months ended March 31, 2002 and 52% of net revenues for the three months ended March 31, 2001. Sales to our direct customers comprised 47% of net revenues for the three months ended March 31, 2002, none of which was to our private label reseller. Sales to our direct customers comprised 48% of net revenues for the three months ended March 31, 2001, of which 29% of net revenues was to our private label reseller and 19% of net revenues was to our factory direct customers. Sales of our newer SiGe and InGaP products were approximately 40% of our total net revenues for the three months ended March 31, 2002 compared to 22% for the three months ended March 31, 2001.

Cost of Revenues

Cost of revenues decreased to $1.7 million for the three months ended March 31, 2002 from $3.9 million for the three months ended March 31, 2001, primarily as a result of lower variable costs as a result of our decrease in unit shipments in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001. In addition, in the three months ended March 31, 2002, we sold inventory products that were previously reserved, which reduced our cost of revenues by approximately $563,000. We may sell previously reserved inventory products in future periods, which would again reduce our cost of revenues. Operations personnel decreased to 29 at March 31, 2002 from 43 at March 31, 2001.

Gross Profit

Gross profit decreased to $3.2 million in the three months ended March 31, 2002 from $3.9 million in the three months ended March 31, 2001. However, our gross margin increased to approximately 66% in the three months ended March 31, 2002 from 50% in the three months ended March 31, 2001. The increase in gross margin is primarily attributable to the sale of previously reserved inventory products and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001.

Operating Expenses

Research and Development.    Research and development expenses decreased to $1.7 million for the three months ended March 31, 2002 from $2.5 million for the three months ended March 31, 2001. This decrease is primarily the result of lower salaries and salary related expenses, which reduced costs by $566,000 and lower expenses for engineering materials, which reduced costs by $257,000. Research and development personnel decreased to 30 at March 31, 2002 from 46 at March 31, 2001.

Sales and Marketing.    Sales and marketing expenses decreased to $1.1 million for the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001. This decrease is primarily the result of lower salaries and salary related expenses, which reduced costs by $141,000, lower commissions to outside sales representatives, which reduced costs by 161,000 and lower advertising expenses, which reduced costs by $113,000. Sales and marketing personnel decreased to 20 at March 31, 2002 from 22 at March 31, 2001.

General and Administrative.    General and administrative expenses increased to $1.2 million for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. This increase is primarily the result of higher professional fees, which added costs of approximately $212,000, partially offset by lower salaries and salary related expenses. General and administrative personnel decreased to 15 at March 31, 2002 from 19 at March 31, 2001.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended March 31, 2002 and 2001, we amortized $239,000 and $341,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited, as was the case in 2001 when we reduced the amount of deferred stock compensation expense to be recorded in future periods by $434,000.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $247,000 for the three months ended March 31, 2002 and $833,000 for the three months ended March 31, 2001. The decrease in net interest and other income for the three months ended March 31, 2002 compared to March 31, 2001 is primarily attributable to a reduction in our cash and cash equivalents and available for sale securities and lower interest rates.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was zero for the three months ended March 31, 2002 and our benefit from income taxes was $249,000 for the three months ended March 31, 2001. Our provision for income taxes for the three months ended March 31, 2002 and our benefit from income taxes for the three months ended March 31, 2001 were based on our estimated tax rate for the year.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000. As of March 31, 2002, we had cash and cash equivalents of $14.7 million and working capital of $27.4 million.

Our operating activities used cash of $1.3 million in the three months ended March 31, 2002 and used cash of $38,000 in the three months ended March 31, 2001. In the three months ended March 31, 2002, cash used in operating activities was primarily attributable to our net loss of $752,000, decreases in deferred margin on distributor inventory of $569,000 and accrued expenses of $354,000 and increases in accounts receivable of $463,000. These were partially offset by depreciation and amortization of $684,000 and amortization of deferred stock compensation of $239,000. In the three months ended March 31, 2001, cash used in operating activities was primarily attributable to our net loss of $580,000, an increase in inventory of $1.2 million and decreases in accrued expenses of $1.3 million and deferred margin on distributor inventory of $1.2 million. These were partially offset by depreciation and amortization of $634,000 and a decrease in accounts receivable of $2.3 million.

Our investing activities provided cash of $923,000 in the three months ended March 31, 2002 and $17.4 million in the three months ended March 31, 2001. Our investing activities reflect purchases and sales of available-for-sale securities and fixed assets and in the three months ended March 31, 2002, our investment in GCS.

Our financing activities used cash of $90,000 in the three months ended March 31, 2002 and provided cash of $1.9 million in the three months ended March 31, 2001. In the three months ended March 31, 2002, cash used in financing activities was the result of principal payments on capital lease obligations partially offset by proceeds from employee stock plans. In the three months ended March 31, 2001, cash provided by financing activities was the result of proceeds from employee stock plans partially offset by principal payments on capital lease obligations.

In the first quarter of 2002, we converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in GCS, a privately held semiconductor foundry partner, in exchange for 12.5 million shares of Series D-1 preferred stock valued at $0.60 per share. The impact of our investment in GCS on our cash, liquidity and capital resources amounted to $6.1 million, plus forgone interest income that we would have received of approximately $175,000 annually.

Our currently anticipated operating lease and capital lease commitments and unconditional purchase obligations over the next five years and thereafter are as follows (in thousands):

		Future Minimum Payments Due
	Total	< one year	1-3 years	4-5 years	> 5 years
Operating lease commitments	$3,453	$1,433	$1,576	$444	$
Capital lease commitments	$902	$609	$293	$—		$—

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

Industry Trends and Market Conditions

In the first quarter of 2002, we began to see some signs of improvement in demand for our products by our distributors and by certain of our Asian customers. As a result, our net revenues increased to $4.9 million for the three months ended March 31, 2002 from $3.5 million for the three months ended December 31, 2001. However, in 2001 and the first three months of 2002, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers have reduced our visibility regarding future sales and resulted in a slowdown in our shipments in 2001. These trends contributed to us taking action that resulted in a worldwide workforce reduction and consolidation of excess facilities in the fourth quarter of 2001, which resulted in our recording of $2.7 million in restructuring charges. In addition, in the second half of 2001, these trends contributed to us recording provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets.

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

Our stock price has been highly volatile since our initial public offering. We expect that this volatility will continue in the future due to factors such as:

—	general market and economic conditions;

—	actual or anticipated variations in operating results;

—	announcements of technological innovations, new products or new services by us or by our competitors or customers;

—	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

—	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

—	additions or departures of key personnel; and

—	future equity or debt offerings or our announcements of these offerings.

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

Our growth primarily depends on the growth of the infrastructure for wireless and wireline communications. If this market does not continue to grow, or if it grows at a slow rate, demand for our products will diminish.

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

We do not own or operate a semiconductor fabrication facility. We currently rely on four third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs are TRW for GaAs, Atmel for SiGe, Nortel Networks for InGaP and TriQuint Semiconductors for our discrete devices. A majority of our products sold in the first three months of 2002 and the year ended December 31, 2001 were manufactured in GaAs by TRW and SiGe by Atmel. Atmel is currently our sole source supplier for SiGe wafers. The supply agreement with TRW provides us with a commitment for a supply of wafers through December 31, 2003. The loss of one of our third-party wafer fabs, in particular TRW or Atmel, or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, adversely effecting our results of operations.

Nortel Networks has notified us that they are changing their fabrication process. As a result, Nortel Networks will no longer be able to support our products beyond the near term. We are currently in discussion with them regarding the termination of our contract. In addition, we are transferring the fabrication of the products made at Nortel Networks to GCS who has a comparable fabrication process. These products will require minor design changes as we transition to the GCS fabrication process and we have not purchased significant quantities of wafers from GCS to date. The unsuccessful or delayed transfer of our products to GCS could result in us having an insufficient supply of InGaP HBT wafers that meet our specifications in a timely manner. This would impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results.

We have recently begun introducing products that are fabricated at RFMD. The unsuccessful fabrication of these products by RFMD, or our inability to obtain a sufficient supply of these products in a timely manner would impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results.

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

In the first quarter of 2002, we converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in GCS, a privately held semiconductor foundry partner, in exchange for 12.5 million shares of Series D-1 preferred stock valued at $0.60 per share. Our total investment of $7.5 million represented approximately 14% of the outstanding voting shares of GCS at that time. Although there was no formal supply agreement associated with the investment in GCS, it was strategic in nature and was intended to strengthen our supply chain for InGaP and Indium Phosphide (InP) process technologies. In connection with the investment, our President and CEO joined GCS’ seven-member board of directors.

We accounted for our investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as our investment represents less than 20% of the voting stock of GCS and we cannot exercise significant influence over GCS. The investment in GCS has been classified as a non-current asset on our consolidated balance sheet.

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

Our $7.5 million investment in GCS is also at risk to the extent that we cannot ultimately sell our shares of Series D-1 preferred stock, for which there is currently no public market. Even if we are able to sell our Series D-1 preferred stock, the sale price may be less than the price paid by us, which could have a material adverse effect on our results of operations.

We are in the process of outsourcing our RF production testing function. We may not be able to outsource our RF testing function on favorable terms, or at all.

In late 2001, we made the decision to outsource a significant portion of our RF testing function. We are currently in the process of selecting a subcontractor to test our products and expect to begin the outsourcing of our production testing operations in the second half of 2002 or early 2003. The selection and ultimate qualification of a subcontractor to test our RF components could be costly and increase our cost of revenues. In the second half of 2001, we recorded an impairment charge of $315,000 on some of our existing test equipment as a result of a reduction in demand for our products and the decision to outsource our testing operations. As a result of the impairment charge, our existing test equipment was recorded at our estimate of fair market value as of March 31, 2002. To the extent that the proceeds, if any, from the ultimate disposition of our test equipment are less than the recorded value of such equipment, we would incur a charge to cost of revenues. Such a charge could have a material adverse effect of our gross margin and results of operations.

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

Our components require sophisticated testing techniques. If our potential subcontractor to test RF components is not successful in adopting such techniques, we could experience increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost revenues, any of which would harm our business.

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

Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, have accounted for a significant portion of our sales. In the three months ended March 31, 2002, sales through Richardson Electronics Laboratories represented 38% of our net revenues and sales through Avnet Electronics Marketing represented 15% of our net revenues. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

We have historically depended on Minicircuits Laboratories for a substantial portion of our revenues. Decreases in purchases by Minicircuits have adversely affected our revenues in the past and may do so in the future.

Sales to Minicircuits Laboratories, a private label reseller of our products, have historically accounted for a significant portion of our revenues. For example, 29% of our net revenues in the three months ended March 31, 2001 and 19% of our net revenues in 2001 were attributable to sales to Minicircuits. However, in the first quarter of 2002 and the fourth quarter of 2001, 0% of our net revenues were attributable to sales to Minicircuits and in the third quarter of 2001 only 7% of our net revenues were attributable to sales to Minicircuits. If sales to Minicircuits continue at this reduced level, or if we lose Minicircuits as a customer, our business and operating results could be adversely affected. In addition to reselling products of Sirenza Microdevices and other RF component suppliers, Minicircuits also designs and supplies its own RF components. Our current contract with Minicircuits does not require Minicircuits to purchase our products in the future.

We depend on Ericsson for a significant portion of our revenues. The loss of Ericsson as a customer or a decrease in purchases by Ericsson may adversely affect our revenues.

Sales to Ericsson, primarily a direct customer, have recently accounted for a significant portion of our revenues. For example, 19% of our net revenues in the three months ended March 31, 2002 were attributable to direct sales to Ericsson. We expect that we will rely on sales to Ericsson for a significant portion of our future revenues. If we were to lose Ericsson as a customer, or if Ericsson substantially reduced its purchases from us, our business and operating results could be materially and adversely affected.

We have depended on Pace Micro Technology PLC for a significant portion of our revenues. The loss of Pace Micro Technology PLC as a customer or a significant decrease in purchases by Pace Micro Technology PLC, may adversely affect our revenues.

Sales to Pace Micro Technology PLC, a direct customer, have accounted for a significant portion of our revenues. For example, 10% of our net revenues in 2001 were attributable to sales to Pace Micro Technology PLC. We expect that we will rely on sales to Pace Micro Technology PLC for a significant portion of our future revenues. If we were to lose Pace Micro Technology PLC as a customer, or if Pace Micro Technology PLC substantially reduced its purchases from us, as was the case in the first quarter of 2002, our business and operating results could be adversely affected. In March 2002, Pace Micro Technology PLC announced a significant downturn in its business due to credit issues at its two main United Kingdom customers.

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

We estimate that the development cycles of our products from concept to production could last more than 12 months. We have in the past experienced delays in the release of new products. We may not be able to introduce new products in a timely and cost-effective manner, which would impair our ability to sustain and increase our revenues.

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

In response to changes in the wireless and wireline infrastructure markets and the emergence of new market opportunities for our products, we recently reorganized our business. This new organizational structure may fail to grow our business.

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

In November 2001, we, certain of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. The Plaintiffs, who filed an amended complaint on or about April 19, 2002, bring claims for violation of several provisions of the federal securities laws and seek an unspecified amount of damages. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001. We believe that the allegations against us are without merit and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows. Even if we are entirely successful in defending this lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

We may encounter difficulties managing our business in an economic downturn.

We are currently experiencing a slowdown in the economy and in the telecommunications industry in particular. Our net revenues decreased from $34.6 million in 2000 to $19.8 million in 2001 and from $7.8 million in the three months ended March 31, 2001 to $4.9 million in the three months ended March 31, 2002. As a result of this downturn, we incurred restructuring charges of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities in the fourth quarter of 2001. These same trends contributed to our second half of 2001 decision to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets. If the current economic conditions continue or worsen, we may experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. In addition, we may have to take further actions to restructure our operations, including, but not limited to, further workforce reductions, further consolidation of facilities, eliminating product lines or disposing of certain equipment, any of which would have a material adverse effect on our results of operations.

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

Our future success and ability to compete is dependent in part upon our proprietary information and technology. Although we have patented technology and current patent applications pending, we primarily rely on a combination of contractual rights and copyright, trademark and trade secret laws and practices to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, wafer suppliers, customers and potential customers, and strictly limit the disclosure and use of other proprietary information. The steps taken by us in this regard may not be adequate to prevent misappropriation of our technology. Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia and Europe. International direct sales approximated 94% of our total direct sales in the three months ended March 31, 2002, representing approximately 44% of our net revenues. Based on information available from our distributors, products representing approximately 54% of our total distribution revenues, representing approximately 29% of our net revenues, were sold by our distributors to international customers in the three months ended March 31, 2002. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

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

At March 31, 2002, our cash and cash equivalents consisted primarily of bank deposits, commercial paper, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, short-term investments and long-term investments. For example, a 1% increase or decrease in interest rates would increase or decrease our annual interest income by approximately $288,000.

Part II— Other Information

Item 1.    Legal Proceedings

In November 2001, we, certain of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. The Plaintiffs, who filed an amended complaint on or about April 19, 2002, bring claims for violation of several provisions of the federal securities laws and seek an unspecified amount of damages. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001. We believe that the allegations against us are without merit and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows. Even if we are entirely successful in defending this lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of March 31, 2002, approximately $14.7 million of the net proceeds have been used to purchase property and equipment, make capital lease payments and fund our operating activities and investment in GCS. The remaining $35.1 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 3.    Defaults Upon Senior Securities

None

Item 4:    Submission of Matters to a Vote of Security Holders

None

Item 5:    Other Information

None

Item 6:    Exhibits and Reports on Form 8-K

(a) Exhibits:

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRENZA MICRODEVICES, INC.
DATE: May 15, 2002	/s/ ROBERT VAN BUSKIRK
Robert Van Buskirk
President, Chief Executive Officer and
Director
DATE: May 15, 2002	/s/ THOMAS SCANNELL
Thomas Scannell
Vice President, Finance and
Administration, Chief Financial
Officer and Assistant Treasurer
DATE: May 15, 2002	/s/ GERALD HATLEY
Gerald Hatley
Vice President, Controller
and Chief Accounting Officer