Form 10-Q
period 2002-06-30
SIRENZA MICRODEVICES INC
filed 2002-08-14
CIK 1103777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of July 28, 2002, there were 29,910,426 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I.     Financial Information

Item 1.     Financial Statements

Sirenza Microdevices, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,846	$15,208
Short-term investments	16,043	27,118
Accounts receivable, net	1,320	1,158
Inventories	2,020	1,894
Other current assets	1,048	1,062

Total current assets	35,277	46,440

Property and equipment, net	6,061	7,285
Long-term investments	12,087	9,058
Investment in GCS	7,500	—
Other assets	183	1,260

Total assets	$61,108	$64,043

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$988	$1,464
Accrued expenses	1,668	1,745
Deferred margin on distributor inventory	2,809	3,631
Accrued restructuring	1,813	2,155
Capital lease obligations, current portion	519	634

Total current liabilities	7,797	9,629

Capital lease obligations and other long-term liabilities	115	401

Stockholders’ equity
Common Stock	30	30
Additional paid-in capital	128,856	128,426
Deferred stock compensation	(1,309)	(1,787)
Accumulated deficit	(74,381)	(72,656)

Total stockholders’ equity	53,196	54,013

Total liabilities and stockholders’ equity	$61,108	$64,043

See accompanying notes.

Sirenza Microdevices, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net revenues	$4,863	$5,355	$9,733	$13,155
Cost of revenues (exclusive of amortization of deferred stock compensation of $31, $62, $37 and $74 for the three and six months ended June 30, 2002 and three and six months ended June 30, 2001, respectively)	1,941	3,716	3,621	7,616

Gross profit	2,922	1,639	6,112	5,539
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $48, $96, $68 and $143 for the three and six months ended June 30, 2002 and three and six months ended June 30, 2001, respectively)	1,394	1,972	3,056	4,503
Sales and marketing (exclusive of amortization of deferred stock compensation of $60, $120, $75 and $151 for the three and six months ended June 30, 2002 and three and six months ended June 30, 2001, respectively)	1,298	1,418	2,431	3,054
General and administrative (exclusive of amortization of deferred stock compensation of $100, $200, $154 and $307 for the three and six months ended June 30, 2002 and three and six months ended June 30, 2001, respectively)	1,226	1,175	2,381	2,229
Amortization of deferred stock compensation	239	334	478	675

Total operating expenses	4,157	4,899	8,346	10,461

Loss from operations	(1,235)	(3,260)	(2,234)	(4,922)
Interest expense	15	31	35	73
Interest income and other, net	277	1,192	544	2,067

Loss before taxes	(973)	(2,099)	(1,725)	(2,928)
Provision for (benefit from) income taxes	—	(629)	—	(878)

Net loss	$(973)	$(1,470)	$(1,725)	$(2,050)

Net loss per share
Basic	$(0.03)	$(0.05)	$(0.06)	$(0.07)

Diluted	$(0.03)	$(0.05)	$(0.06)	$(0.07)

Shares used to compute net loss per share
Basic	29,862	29,270	29,821	28,771

Diluted	29,862	29,270	29,821	28,771

See accompanying notes.

Sirenza Microdevices, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Operating Activities
Net loss	$(1,725)	$(2,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,417	1,334
Amortization of deferred stock compensation	478	675
Changes in operating assets and liabilities:
Accounts receivable	(162)	2,198
Inventories	(126)	(268)
Other assets	(283)	(404)
Accounts payable	(476)	94
Accrued expenses	(98)	(831)
Accrued restructuring	(342)	—
Deferred margin on distributor inventory	(822)	(1,851)

Net cash used in operating activities	(2,139)	(1,103)
Investing Activities
Sales/maturities of available-for-sale securities, net	8,046	18,653
Purchases of property and equipment	(193)	(2,341)
Investment in GCS	(6,126)	—

Net cash provided by investing activities	1,727	16,312
Financing Activities
Principal payments on capital lease obligations	(380)	(385)
Proceeds from employee stock plans	430	2,758

Net cash provided by financing activities	50	2,373
Increase (decrease) in cash	(362)	17,582
Cash and cash equivalents at beginning of period	15,208	37,683
Cash and cash equivalents at end of period	$14,846	$55,265

Supplemental disclosures of noncash investing and financing activities
Conversion of GCS loan receivable	$1,374	$—

See accompanying notes.

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for any later period.

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

The Company operates on thirteen week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. The Company’s second quarter of fiscal year 2002 ended on June 30, 2002. The Company’s second quarter of fiscal year 2001 ended on July 1, 2001. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter’s calendar month end for convenience.

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

In the first and second quarters of 2002, the Company sold inventory products that were previously reserved and accordingly, reduced its provision for excess inventories by approximately $563,000 and $566,000, respectively. The Company may sell previously reserved inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

Inventories consist of (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$204	$ 242
Work-in-process	1,125	1,572
Finished goods	691	80

Total	$2,020	$1,894

Note 3:    Investment in GCS

In the first quarter of 2002, the Company converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in Global Communication Semiconductors, Inc. (GCS), a privately held semiconductor foundry, in exchange for 12.5 million shares of GCS Series D-1 preferred stock valued at $0.60 per share. The Company’s total investment of $7.5 million represented approximately 14% of the outstanding voting shares of GCS at the time of the investment. The investment in GCS was within the Company’s strategic focus and intended to strengthen the Company’s supply chain for Indium Gallium Phosphide (InGaP) and Indium Phosphide (InP) process technologies. In connection with the investment, the Company’s President and CEO joined GCS’ seven-member board of directors.

The Company accounted for its investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as the Company’s investment was less than 20% of the voting stock of GCS and the Company cannot exercise significant influence over GCS. The investment in GCS is classified as a non-current asset on the Company’s consolidated balance sheet.

On a quarterly basis, the Company evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, or the inability of GCS to continue as a going concern. If the Company determines that an other than temporary decline in value has occurred, the Company will write-down its investment in GCS to fair value. Such a write-down could have a material adverse impact on the Company’s consolidated results of operations in the period in which it occurs. As of June 30, 2002 the Company’s investment in GCS had not experienced an other than temporary decline in value.

The realizability of the Company’s $7.5 million investment in GCS is ultimately dependent on the Company’s ability to sell its GCS shares, for which there is currently no public market. Even if the Company is able to sell its GCS shares, the sale price may be less than the price paid by the Company, which could have a material adverse effect on the Company’s consolidated results of operations.

Note 4:    Restructuring Activities

In 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by the Company’s customers and efforts to lower their component inventory levels. These actions by the Company’s customers resulted in a slowdown in shipments and a reduction in visibility regarding future sales and caused the Company to revise its cost structure given the then revised revenue levels. As a result, in the fourth quarter of 2001, the Company incurred a restructuring charge of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities. The Company realigned its organizational structure to focus on strategic account sales and marketing efforts, centralized engineering and customer and solution business area management. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed the Company to a plan of termination and consolidation of excess facilities which included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

Worldwide Workforce Reduction

In the fourth quarter of 2001, the Company recorded a charge of $481,000 primarily related to severance and fringe benefits associated with the termination of 27 employees. Of the 27 terminations, 12 were engaged in manufacturing activities, seven were engaged in research and development activities, five were engaged in sales and marketing activities and three were engaged in general and administrative activities. In addition, of the 27 terminations, 23 were from sites located in the United States, three were from our Canadian design center and one was from our European sales office.

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

The following table summarizes the activity related to the Company’s accrued restructuring balance during the second quarter of 2002 (in thousands):

	Accrued Restructuring Balance at March 31, 2002	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at June 30, 2002
Worldwide workforce reduction	$ 19	$ (2)	$—	$ 17
Lease commitments	1,961	(165)	—	1,796

	$1,980	$(167)	$—	$1,813

The following table summarizes the restructuring costs and activities through June 30, 2002 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at June 30, 2002
Worldwide workforce reduction	$ 481	$(464)	$—	$ 17
Lease commitments	2,189	(393)	—	1,796

	$2,670	$(857)	$—	$1,813

The remaining cash expenditures relating to the worldwide workforce reduction are expected to be paid in the third quarter of 2002. The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2006.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months ended		Six Months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net loss	$(973)	$(1,470)	$(1,725)	$(2,050)

Weighted average common shares outstanding	29,862	29,270	29,821	28,771

Net loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.07)

The effect of options to purchase 4,023,198 and 3,497,493 shares of Common Stock at average exercise prices of $8.84 and $10.22 for the three and six months ended June 30, 2002 and June 30, 2001, respectively, has not been included in the computation of diluted net loss per share applicable to common stockholders as their effect is antidilutive.

Note 6:    Comprehensive Income (Loss)

The Company’s comprehensive net loss was the same as its net loss for the three and six months ended June 30, 2002 and 2001.

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

	Wireless Applications	Wireline Applications	Terminals Applications	Total Segments	Non-Segment Items	Total Company
For the three months ended June 30, 2002
Net revenues from external customers	4,114	179	569	4,862	1	4,863
Operating income (loss)	1,093	(110)	61	1,044	(2,279)	(1,235)
For the six months ended June 30, 2002
Net revenues from external customers	8,452	262	1,122	9,836	(103)	9,733
Operating income (loss)	2,455	(483)	142	2,114	(4,348)	(2,234)
For the three months ended June 30, 2001
Net revenues from external customers	2,938	27	2,277	5,242	113	5,355
Operating income (loss)	605	(364)	956	1,197	(4,457)	(3,260)
For the six months ended June 30, 2001
Net revenues from external customers	7,605	60	5,591	13,256	(101)	13,155
Operating income (loss)	2,126	(826)	2,745	4,045	(8,967)	(4,922)

Note 8:    Contingency

In November 2001, the Company, various of its officers and certain underwriters of its initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company's initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). The Plaintiffs, who filed an amended complaint on or about April 19, 2002, bring claims for violation of several provisions of the federal securities laws and seek an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which the Company and its named officers and directors are a part, on common pleadings issues. The Company believes that the allegations against it are without merit and intends to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on the Company's consolidated balance sheet, statement of operations or cash flows. Even if the Company is entirely successful in defending this lawsuit, it may incur significant legal expenses and its management may expend significant time in the defense.

Note 9:    Impact of Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company is currently evaluating the impact of this adoption.

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

Management believes the following critical accounting policies require the most significant judgments and estimates to be made in the preparation of our consolidated financial statements.

Investments:    In the first quarter of 2002, we converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in Global Communication Semiconductors, Inc. (GCS), a privately held semiconductor foundry, in exchange for 12.5 million shares of GCS Series D-1 preferred stock valued at $0.60 per share. Our total investment of $7.5 million represented approximately 14% of the outstanding voting shares of GCS at the time of the investment. The investment in GCS was within our strategic focus and intended to strengthen our supply chain for InGaP and InP process technologies. In connection with the investment, our President and CEO joined GCS’ seven-member board of directors.

We accounted for our investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as our investment was less than 20% of the voting stock of GCS and we cannot exercise significant influence over GCS. The investment in GCS is classified as a non-current asset on our consolidated balance sheet.

On a quarterly basis, we evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, or the inability of GCS to continue as a going concern. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. As of June 30, 2002 our investment in GCS had not experienced an other than temporary decline in value.

Excess and Obsolete Inventories:    We record provisions for excess inventories based on levels of inventory exceeding the forecasted demand of such products within specific time horizons, generally six months or less. We forecast demand for specific products based on the number of products we expect to sell, with such assumptions dependent on our assessment of market conditions and current and expected orders from our customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases based on our estimates or if inventory levels increase disproportionately to forecasted demand, additional inventory write-downs may be required, as was the case in 2001 when we recorded additional provisions for excess inventories of $7.8 million. Likewise, if we ultimately sell inventories that were previously reserved, we would reduce the previously recorded excess inventory provisions which would have a positive impact on our cost of revenues, gross margin and operating results, as was the case in the first and second quarters of 2002 when we sold a total of $1.1 million of previously reserved inventory products.

Valuation of Deferred Tax Assets:    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized based on our ability to generate future taxable income. While we have considered future taxable income in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, based on our ability to generate future taxable income, an adjustment to the deferred tax asset would increase income in the period such determination was made. Although we have provided for a full valuation allowance against our deferred tax assets at June 30, 2002, if we have net deferred tax assets recorded in the future and we determine that we would not be able to realize all or part of our net deferred tax assets at such time, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made, as was the case in the third quarter of 2001 when we incurred charges of $2.3 million to increase our deferred tax asset valuation allowance.

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

In addition to the above critical accounting policies we consider the following accounting policies to be very important in the preparation of our consolidated financial statements:

Pricing Agreements:    We record estimated reductions to revenue for special pricing agreements with our distributors. If market conditions were to decline, we may take actions to increase distributor incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is redeemed.

Restructuring Charges:    We recorded restructuring charges of $2.7 million in the fourth quarter of 2001 with the assumption that we would not sublease any of our excess facilities through the end of the respective lease term. In the event that we sublease any of these excess facilities, an adjustment to our restructuring accrual would be charged to income in the period such a sublease occurred. As of June 30, 2002, we have not subleased any of our excess facilities.

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

Our Wireless Business Area accounted for 85% of net revenues in the three months ended June 30, 2002. Our Wireline Business Area accounted for 3% of net revenues in the three months ended June 30, 2002. Our Terminals Business Area accounted for 12% of net revenues in the three months ended June 30, 2002. We currently expect the relative percentage of net revenues attributable to each business area to remain at or near the above levels.

We sell our products worldwide through U.S.-based distributors and through our direct sales force. In the past, we have also sold our products through a private label reseller who sells products under its brand name, although such sales have been zero in recent quarters. Our products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by our distributors or us. Significant portions of our distributors’ end sales are made to their customers overseas. Sales to customers located in the United States represented approximately 51% of net revenues in the three months ended June 30, 2002. Sales customers located outside of the United States represented 49% of net revenues in the three months ended June 30, 2002. Sales to one customer located in Sweden, Ericsson, represented 12% of net revenues in the three months ended June 30, 2002. For our direct sales, private label sales and sales to our sales representatives, we recognize revenues when the product has been shipped, title has transferred, and no further obligations remain. Although we have never experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until the products are accepted by a customer. Revenues from our distributors are deferred until the distributors resell the products to their customers.

Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing, Ericsson, a direct customer, and Planet Technology, our Chinese sales representative accounted for a substantial portion of our net revenues in the three months ended June 30, 2002. Sales to Ericsson represented 12% of net revenues in the three months ended June 30, 2002. Sales to Planet Technology represented 11% of net revenues for the three months ended June 30, 2002. Sales to Richardson Electronics Laboratories represented 38% of net revenues in the three months ended June 30, 2002. Sales to Avnet Electronics Marketing represented 10% of net revenues in the three months ended June 30, 2002. Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing and a private label reseller of our products, Minicircuits Laboratories, accounted for a substantial portion of our net revenues in the three months ended June 30, 2001. Sales to Minicircuits Laboratories represented 21% of net revenues in the three months ended June 30, 2001. There were no sales to Minicircuits Laboratories in the three months ended June 30, 2002. Sales to Richardson Electronics Laboratories represented 39% of net revenues in the three months ended June 30, 2001. Sales to Avnet Electronics Marketing represented 16% of net revenues in the three months ended June 30, 2001. Richardson Electronics Laboratories and Avnet Electronics Marketing distribute our products to a large number of end customers. We anticipate that sales through our distributors and Chinese sales representative and to Ericsson will continue to account for a substantial portion of our net revenues in the near term.

Sales of our products using two of our process technologies accounted for a significant portion of our net revenues in the three months ended June 30, 2002 and 2001. Sales of our gallium arsenide heterojunction bipolar transistor (GaAs HBT) products accounted for 39% of our net revenues in the three months ended June 30, 2002 and 51% of our net revenues in the three months ended June 30, 2001. Sales of our silicon germanium (SiGe) heterojunction bipolar transistor products accounted for 31% of our net revenues in the three months ended June 30, 2002 and the three months ended June 30, 2001.

Cost of revenues consists primarily of the costs of wafers from our third-party wafer fabs, costs of packaging performed by third-party vendors, costs of testing, costs associated with procurement, production control, quality assurance, manufacturing engineering, and provisions for excess inventories. We subcontract our wafer manufacturing and packaging and do only final testing and tape and reel assembly at our facilities. In late 2001, we made the decision to outsource a major portion of our production testing operations. We are currently in the process of qualifying subcontractors to test our products and expect to begin the outsourcing of our production testing operations in the second half of 2002 or early 2003.

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

In addition, our gross margins are negatively influenced by provisions for excess inventories, as was the case in the in the third quarter of 2001 when we recorded provisions for excess inventories of $4.5 million, and positively influenced by the sale of previously reserved inventory products, as was the case in the first and second quarters of 2002 when we sold $563,000 and $566,000, respectively, of previously reserved inventory products.

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

In the three months ended June 30, 2002, two packaging firms packaged substantially all of our products. Relatives of our founding stockholders own one of these packaging firms, MPI Corporation in Manila, Philippines. Although we utilized three additional packaging subcontractors in the three months ended June 30, 2002, we anticipate that MPI will continue to account for a significant amount of our packaging in the near future.

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

We currently engage Ernst & Young LLP as our independent auditors. In addition to the audit services they provide with respect to our annual audited consolidated financial statements included in our Annual Reports on Form 10-K and certain other filings with the Securities and Exchange Commission, Ernst & Young LLP has provided us in the past and may provide in the future other non-audit services, such as the preparation and review of our tax returns, tax consulation services, review of and provision of consents for registration statements and accounting consultations unrelated to audits. Effective as of July 30, 2002, the Sarbanes-Oxley Act of 2002 requires that all non-audit services, other than in certain circumstances as provided therein, provided to an issuer by the auditor of the issuer be pre-approved by the audit committee of the issuer. Accordingly, our audit committee has recently approved all non-audit services currently being provided to us by Ernst & Young LLP, as listed above. We intend to have our audit committee pre-approve any future provision of audit and non-audit services by our independent auditors.

Comparison of the Three Months Ended June 30, 2002 and June 30, 2001

Net Revenues

Net revenues decreased to $4.9 million for the three months ended June 30, 2002 from $5.4 million for the three months ended June 30, 2001. This decrease was the result of the general economic slowdown, the resulting softness in the wireless infrastructure markets, changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out. Sales through our distributors were 48% of net revenues for the three months ended June 30, 2002 and 55% of net revenues for the three months ended June 30, 2001. Sales to our direct customers comprised 52% of net revenues for the three months ended June 30, 2002, none of which was to our private label reseller. Sales to our direct customers comprised 45% of net revenues for the three months ended June 30, 2001, of which 21% of net revenues was to our private label reseller and 24% of net revenues was to our factory direct customers.

Sales of our SiGe and InGaP products were approximately 43% of our total net revenues for the three months ended June 30, 2002 compared to 37% for the three months ended June 30, 2001. Sales of our GaAs products were approximately 39% of our total net revenues for the three months ended June 30, 2002 compared to 51% for the three months ended June 30, 2001.

Cost of Revenues

Cost of revenues decreased to $1.9 million for the three months ended June 30, 2002 from $3.7 million for the three months ended June 30, 2001, primarily as a result of lower provisions for excess inventories and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001. In addition, in the three months ended June 30, 2002, we sold inventory products that were previously reserved of approximately $566,000. As the cost basis for previously reserved inventory is zero when such products are sold, there is no cost of revenue element associated with the sale, which results in a 100% gross margin on that sale. We may sell previously reserved inventory products in future periods. Operations personnel decreased to 29 at June 30, 2002 from 42 at June 30, 2001.

Gross Profit

Gross profit increased to $2.9 million in the three months ended June 30, 2002 from $1.6 million in the three months ended June 30, 2001. Gross margin increased to approximately 60% in the three months ended June 30, 2002 from 31% in the three months ended June 30, 2001. The increase in gross margin is primarily attributable to the sale of previously reserved inventory products, lower provisions for excess inventories and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001.

Operating Expenses

Research and Development.    Research and development expenses decreased to $1.4 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001. This decrease is primarily the result of lower salaries and salary related expenses, which reduced costs by $417,000, and lower expenses for engineering materials, which reduced costs by $169,000. Research and development personnel decreased to 30 at June 30, 2002 from 43 at June 30, 2001.

Sales and Marketing.    Sales and marketing expenses decreased to $1.3 million for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001. This decrease is primarily the result of lower advertising expenses, which reduced costs by $106,000. Sales, marketing and applications engineering personnel totaled 22 at both June 30, 2002 and June 30, 2001.

General and Administrative.    General and administrative expenses totaled $1.2 million for the three months ended June 30, 2002 and the three months ended June 30, 2001. Salaries and salary related expenses and professional fees were slightly higher in the three months ended June 30, 2002, while travel expenditures were lower. General and administrative personnel decreased to 16 at June 30, 2002 from 19 at June 30, 2001.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended June 30, 2002 and 2001, we amortized $239,000 and $334,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited, as was the case in 2001 when we reduced the amount of deferred stock compensation expense to be recorded in future periods by $434,000.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $262,000 for the three months ended June 30, 2002 and $1.2 million for the three months ended June 30, 2001. The decrease in net interest and other income for the three months ended June 30, 2002 compared to June 30, 2001 is primarily attributable to proceeds received from the settlement of a trademark dispute in the three months ended June 30, 2001, a reduction in our cash and cash equivalents and available for sale securities and lower interest rates in 2002.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was zero for the three months ended June 30, 2002 and our benefit from income taxes was $629,000 for the three months ended June 30, 2001. Our provision for income taxes for the three months ended June 30, 2002 and our benefit from income taxes for the three months ended June 30, 2001 were based on our estimated tax rate for the year.

Comparison of the Six Months Ended June 30, 2002 and June 30, 2001

Net Revenues

Net revenues decreased to $9.7 million for the six months ended June 30, 2002 from $13.2 million for the six months ended June 30, 2001. This decrease was the result of the general economic slowdown, the resulting softness in the wireless infrastructure markets, changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out. Sales through our distributors were 51% of net revenues for the six months ended June 30, 2002 and 54% of net revenues for the six months ended June 30, 2001. Sales to our direct customers comprised 49% of net revenues for the six months ended June 30, 2002, none of which was to our private label reseller. Sales to our direct customers comprised 46% of net revenues for the six months ended June 30, 2001, of which 26% of net revenues was to our private label reseller and 20% was to our factory direct customers. Sales of our SiGe and InGaP products were approximately 42% of our total net revenues for the six months ended June 30, 2002 compared to 28% for the six months ended June 30, 2001. Sales of our GaAs products were approximately 44% of our total net revenues for the six months ended June 30, 2002 compared to 59% for the six months ended June 30, 2001.

Cost of Revenues

Cost of revenues decreased to $3.6 million for the six months ended June 30, 2002 from $7.6 million for the six months ended June 30, 2001 primarily as a result of lower provisions for excess inventories and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001. In addition, in the six months ended June 30, 2002, we sold inventory products that were previously reserved of approximately $1.1 million. As the cost basis for previously reserved inventory is zero when such products are sold, there is no cost of revenue element associated with the sale, which results in a 100% gross margin on that sale. We may sell previously reserved inventory products in future periods.

Gross Profit

Gross profit increased to $6.1 million for the six months ended June 30, 2002 from $5.5 million for the six months ended June 30, 2001. Gross margin increased to 63% for the six months ended June 30, 2002 from 42% for the six months ended June 30, 2001. The increase in gross margin is primarily attributable to the sale of previously reserved inventory products, lower provisions for excess inventories and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001.

Operating Expenses

Research and Development.    Research and development expenses decreased to $3.1 million for the six months ended June 30, 2002 from $4.5 million for the six months ended June 30, 2001. This decrease is primarily the result of salaries and salary related expenses, which reduced costs by approximately $1.0 million, and lower expenses for engineering materials, which reduced costs by approximately $426,000.

Sales and Marketing.    Sales and marketing expenses decreased to $2.4 million for the six months ended June 30, 2002 from $3.1 million for the six months ended June 30, 2001. This decrease is primarily the result of salaries and salary related expenses, which reduced costs by approximately $212,000, lower commissions to outside sales representatives, which reduced costs by approximately $207,000 and lower advertising expenses, which reduced costs by approximately $219,000.

General and Administrative.    General and administrative expenses increased to $2.4 million for the six months ended June 30, 2002 from $2.2 million for the six months ended June 30, 2001. This increase is primarily attributable to higher professional fees, which added costs of approximately $241,000.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the six months ended June 30, 2002 and 2001, we amortized $478,000 and $675,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited, as was the case in 2001 when we reduced the amount of deferred stock compensation expense to be recorded in future periods by $434,000.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and borrowings under our bank line of credit and other miscellaneous items. We had net interest and other income of $509,000 for the six months ended June 30, 2002 and $2.0 million for the six months ended June 30, 2001. The decrease in net interest and other income for the six months ended June 30, 2002 compared to June 30, 2001 is primarily attributable to proceeds received from the settlement of a trademark dispute in the six months ended June 30, 2001, a reduction in our cash and cash equivalents and available for sale securities and lower interest rates in 2002.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was zero for the six months ended June 30, 2002 and our benefit from income taxes was $878,000 for the six months ended June 30, 2001. Our provision for income taxes for the six months ended June 30, 2002 and our benefit from income taxes for the six months ended June 30, 2001 were based on our estimated tax rate for the year.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000. As of June 30, 2002, we had cash and cash equivalents of $14.8 million, short-term investments of $16.0 million, long-term investments of $12.1 million and working capital of $27.5 million.

Our operating activities used cash of $2.1 million in the six months ended June 30, 2002 and used cash of $1.1 million in the six months ended June 30, 2001. In the six months ended June 30, 2002, cash used in operating activities was primarily attributable to our net loss of $1.7 million, decreases in deferred margin on distributor inventory of $822,000, accounts payable of $476,000, and accrued restructuring of $342,000. These were partially offset by depreciation and amortization of $1.4 million and amortization of deferred stock compensation of $478,000. In the six months ended June 30, 2001, cash used in operating activities was primarily attributable to our net loss of $2.1 million and a decrease in deferred margin on distributor inventory of $1.9 million. These were partially offset by depreciation and amortization of $1.3 million and a decrease in accounts receivable of $2.2 million.

Our investing activities provided cash of $1.7 million in the six months ended June 30, 2002 and provided cash of $16.3 million in the six months ended June 30, 2001. Our investing activities reflect purchases and sales of available-for-sale securities and fixed assets and in the six months ended June 30, 2002, our investment in GCS.

Our financing activities provided cash of $50,000 in the six months ended June 30, 2002 and $2.4 million in the six months ended June 30, 2001. Cash provided by financing activities reflect proceeds from employee stock plans partially offset by principal payments on capital lease obligations.

In the first quarter of 2002, we converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in GCS, a privately held semiconductor foundry partner, in exchange for 12.5 million shares of Series D-1 preferred stock valued at $0.60 per share. The impact of our investment in GCS on our cash, liquidity and capital resources amounted to $6.1 million, plus foregone interest income that we would have received of approximately $175,000 annually.

In the third quarter of 2002, we announced that our board of directors has authorized the repurchase of up to $4.0 million of our common stock from time to time. The number of shares to be repurchased and the timing of the repurchases will be based on several factors, including the price per share of our common stock and general market conditions. Purchases may be made at management’s discretion in the open market or in private transactions at negotiated prices. We plan to fund our repurchases from available working capital.

Our currently anticipated operating lease and capital lease commitments and unconditional purchase obligations over the next five years and thereafter are as follows (in thousands):

	Future Minimum Payments Due
	Total	< one year	1-3 years	4-5 years	> 5 years
Operating lease commitments	$3,043	$1,235	$1,451	$357	$—
Capital lease commitments	$721	$554	$167	$—	$—

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

Industry Trends and Market Conditions

In 2001, companies throughout the worldwide telecommunication industry experienced slowdowns and delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers have reduced our visibility regarding future sales and resulted in a slowdown in our shipments in 2001. However, in the first quarter of this year we experienced a significant sequential increase in sales to equipment manufacturers and in particular to Asia. Net revenues were flat in the second quarter of 2002 compared to the first quarter of 2002, which we believe is an indication that the market for our products may have stabilized.

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

We do not at this time see any significant recovery in our end markets. We anticipate that any sales growth in the immediate future will depend on the achievement of market share gains and/or the introduction of new product lines.

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

Also, our stock price is currently trading below $5.00, which typically reduces the number of our institutional investors and increases the number of our retail investors. This may have the effect of increased volatility in our stock price.

We may not meet quarterly financial expectations, which could cause our stock price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on October 9, 2001 and March 12, 2001, we publicly announced our revised expectations of financial results for the quarters ending September 30, 2001 and June 30, 2001, respectively and the fiscal year ending December 31, 2001. Subsequently, the trading price of our common stock declined, which had a substantial negative effect on the value of any investment in such stock. Factors contributing to the volatility of our stock price include:

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

Our growth primarily depends on the growth of the infrastructure for wireless and wireline communications. If this market does not grow, or if it grows at a slow rate, demand for our products will diminish.

Our success will depend in large part on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these infrastructure products will grow at all. We have recently observed continued softness of the wireless and wireline infrastructure markets related to a general economic slowdown, which has impacted our entire segment. There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless and wireline infrastructure. These trends have had an adverse effect on our operations and caused us on October 9, 2001 and March 12, 2001 to lower our previously announced expectations for our financial results in the quarters ending September 30, 2001 and June 30, 2001, respectively, and for the fiscal year ending December 31, 2001. Subsequently, the market price of our common stock decreased.

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

If the economic trends described above were to worsen it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of our common stock.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly impacted. For example, in 2001 and 2002 the installation of 2.5G and 3G equipment occurred at a much slower rate than was initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. For example, in 2001 and 2002 the delay in agreement over certain 3G standards contributed to the delay of the installation of 3G equipment worldwide.

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

We do not own or operate a semiconductor fabrication facility. We currently rely on three third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs are TRW for GaAs, Atmel for SiGeand TriQuint Semiconductors for our discrete devices. A majority of our products sold in the first six months of 2002 and the year ended December 31, 2001 were manufactured in GaAs by TRW and SiGe by Atmel. Atmel is currently our sole source supplier for SiGe wafers. The supply agreement with TRW provides us with a commitment for a supply of wafers through December 31, 2003. The loss of one of our third-party wafer fabs, in particular TRW or Atmel, or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, adversely effecting our results of operations.

Nortel Networks has notified us that they are changing their fabrication process. As a result, Nortel Networks will no longer be able to support our products. We are transferring the fabrication of the products made at Nortel Networks to GCS who has a comparable fabrication process. These products will require minor design changes as we transition to the GCS fabrication process and we have not purchased significant quantities of wafers from GCS to date. The unsuccessful or delayed transfer of our products to GCS could result in us having an insufficient supply of InGaP HBT wafers that meet our specifications in a timely manner. This would impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results.

We have recently begun introducing products that are fabricated at RF Micro Devices (RFMD). The unsuccessful fabrication of these products by RFMD, or our inability to obtain a sufficient supply of these products in a timely manner would impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to our newer third-party wafer fabs, particularly GCS and RFMD, which have not yet produced wafers in volume for us. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

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

On a quarterly basis, we evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, or the inability of GCS to continue as a going concern. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. As of June 30, 2002 our investment in GCS had not experienced an other than temporary decline in value.

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

In late 2001, we made the decision to outsource a significant portion of our RF testing function. We are currently in the process of qualifying subcontractors to test our products and expect to begin the outsourcing of our production testing operations in the second half of 2002 or early 2003, if volumes increase. The selection and ultimate qualification of a subcontractor to test our RF components could be costly and increase our cost of revenues. In the second half of 2001, we recorded an impairment charge of $315,000 on some of our existing test equipment as a result of a reduction in demand for our products and the decision to outsource our testing operations. As a result of the impairment charge, our existing test equipment was recorded at our estimate of fair market value as of June 30, 2002. To the extent that the proceeds, if any, from the ultimate disposition of our test equipment are less than the recorded value of such equipment, we would incur a charge to cost of revenues. Such a charge could have a material adverse effect on our gross margin and results of operations.

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

We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, substantially all of our net revenues in 2001 and the first six months of 2002 were attributable to products packaged by three subcontractors. Relatives of our founding stockholders own one of these packaging firms, MPI Corporation in Manila, Philippines. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly MPI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, have accounted for a significant portion of our sales. In the three months ended June 30, 2002, sales through Richardson Electronics Laboratories represented 38% of our net revenues and sales through Avnet Electronics Marketing represented 10% of our net revenues. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

We depend on Ericsson for a significant portion of our revenues. The loss of Ericsson as a customer or a decrease in purchases by Ericsson may adversely affect our revenues.

Sales to Ericsson, primarily a direct customer, have recently accounted for a significant portion of our revenues. For example, 12% of our net revenues in the three months ended June 30, 2002 were attributable to direct sales to Ericsson and 19% of our net revenues in the three months ended March 31, 2002 were attributable to direct sales to Ericsson. We expect that we will rely on sales to Ericsson for a significant portion of our future revenues. If we were to lose Ericsson as a customer, or if Ericsson substantially reduced its purchases from us, our business and operating results could be materially and adversely affected.

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

In November 2001, we, various of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). The Plaintiffs, who filed an amended complaint on or about April 19, 2002, bring claims for violation of several provisions of the federal securities laws and seek an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. We believe that the allegations against us are without merit and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows. Even if we are entirely successful in defending this lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

We may encounter difficulties managing our business in an economic downturn.

We are currently experiencing a slowdown in the economy and in the telecommunications industry in particular. Our net revenues decreased from $34.6 million in 2000 to $19.8 million in 2001 and from $13.2 million in the six months ended June 30, 2001 to $9.7 million in the six months ended June 30, 2002. As a result of this downturn, we incurred restructuring charges of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities in the fourth quarter of 2001. These same trends contributed to our second half of 2001 decision to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets. If the current economic conditions continue or worsen, we may experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. In addition, we may have to take further actions to restructure our operations, including, but not limited to, further workforce reductions, further consolidation of facilities, eliminating product lines or disposing of certain equipment, any of which would have a material adverse effect on our results of operations.

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

A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia and Europe. International direct sales approximated 93% of our total direct sales in the three months ended June 30, 2002, representing approximately 47% of our net revenues. Based on information available from our distributors, products representing approximately 61% of our total distribution revenues, representing approximately 30% of our net revenues, were sold by our distributors to international customers in the three months ended June 30, 2002. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

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

At June 30, 2002, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, short-term investments and long-term investments. For example, a 1% increase or decrease in interest rates would increase or decrease our annual interest income by approximately $283,000.

Part II— Other Information

Item 1.     Legal Proceedings

In November 2001, we, various of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). The Plaintiffs, who filed an amended complaint on or about April 19, 2002, bring claims for violation of several provisions of the federal securities laws and seek an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. We believe that the allegations against us are without merit and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows. Even if we are entirely successful in defending this lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of June 30, 2002, approximately $15.4 million of the net proceeds have been used to purchase property and equipment, make capital lease payments and fund our operating activities and investment in GCS. The remaining $34.4 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 30, 2002.

(b)
At the Annual Meeting, the stockholders elected John Bumgarner, Jr. and Casimir Skrzypczak as Class II Directors to serve for a term of three years. The terms of office of the Class I Directors, Peter Chung and Robert Van Buskirk, and the Class III Director, John Ocampo, continued following the Annual Meeting as well.

(c)	The stockholders of the Company voted on the following matters at the Annual Meeting:

1.	the election of two Class II directors to serve for terms of three years; and

2.	ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

Votes were cast for the election of John Bumgarner, Jr. and Casimir Skrzypczak as Class II Directors as follows:

	Votes For	Votes Withheld
John Bumgarner, Jr.	28,074,061	21,383
Casimir Skrzypczak	28,075,061	20,383

The appointment of Ernst & Young LLP as auditors for fiscal year ending December 31, 2002 was approved as follows:

27,987,070 votes for approval;
100,379 votes against;
7,995 abstentions; and
0 broker non-votes.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRENZA MICRODEVICES, INC.

DATE: August 14, 2002	/s/ ROBERT VAN BUSKIRK
Robert Van Buskirk President, Chief Executive Officer and Director

DATE: August 14, 2002	/s/ THOMAS SCANNELL
Thomas Scannell Vice President, Finance and Administration, Chief Financial Officer and Assistant Treasurer