Form 10-Q
period 2002-09-29
SIRENZA MICRODEVICES INC
filed 2002-11-13
CIK 1103777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-30615

SIRENZA MICRODEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0073042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

522 Almanor Avenue, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

(408) 616-5400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of October 27, 2002, there were 29,814,426 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I.  Financial Information

Item 1.  Financial Statements

Sirenza Microdevices, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,278	$15,208
Short-term investments	18,032	27,118
Accounts receivable, net	1,831	1,158
Inventories	2,248	1,894
Other current assets	1,056	1,062

Total current assets	25,445	46,440
Property and equipment, net	7,073	7,285
Long-term investments	16,593	9,058
Investment in GCS	7,500	—
Intangible and other assets	1,058	1,260
Goodwill	834	—

Total assets	$58,503	$64,043

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,009	$1,464
Accrued expenses	2,184	1,745
Deferred margin on distributor inventory	2,035	3,631
Accrued restructuring	1,916	2,155
Capital lease obligations, current portion	593	634

Total current liabilities	8,737	9,629
Capital lease obligations and other long-term liabilities	154	401
Stockholders’ equity
Common Stock	30	30
Additional paid-in capital	128,862	128,426
Deferred stock compensation	(996)	(1,787)
Accumulated deficit	(78,119)	(72,656)
Treasury stock, at cost	(165)	—

Total stockholders’ equity	49,612	54,013

Total liabilities and stockholders’ equity	$58,503	$64,043

See accompanying notes.

Sirenza Microdevices, Inc.
Condensed Consolidated Statements Of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net revenues	$5,206	$3,188	$14,939	$16,343
Cost of revenues (exclusive of amortization of deferred stock compensation of $48, $110, $32 and $106 for the three and nine months ended September 30, 2002 and three and nine months ended September 30, 2001, respectively)	2,401	7,468	6,022	15,084

Gross profit (loss)	2,805	(4,280)	8,917	1,259
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $65, $161, $61 and $204 for the three and nine months ended September 30, 2002 and three and nine months ended September 30, 2001, respectively)	1,889	3,116	4,945	7,619
Sales and marketing (exclusive of amortization of deferred stock compensation of $75, $195, $65 and $216 for the three and nine months ended September 30, 2002 and three and nine months ended September 30, 2001, respectively)	1,244	1,365	3,675	4,419
General and administrative (exclusive of amortization of deferred stock compensation of $125, $325, $314 and $621 for the three and nine months ended September 30, 2002 and three and nine months ended September 30, 2001, respectively)	1,241	1,111	3,622	3,340
Amortization of deferred stock compensation	313	472	791	1,147
In-process research and development	2,200	—	2,200	—
Restructuring	(112)	—	(112)	—

Total operating expenses	6,775	6,064	15,121	16,525

Loss from operations	(3,970)	(10,344)	(6,204)	(15,266)
Interest expense	13	26	48	99
Interest income and other, net	245	1,086	789	3,153

Loss before taxes	(3,738)	(9,284)	(5,463)	(12,212)
Provision for income taxes	—	3,154	—	2,276

Net loss	$(3,738)	$(12,438)	$(5,463)	$(14,488)

Net loss per share
Basic	$(0.13)	$(0.42)	$(0.18)	$(0.50)

Diluted	$(0.13)	$(0.42)	$(0.18)	$(0.50)

Shares used to compute net loss per share
Basic	29,869	29,447	29,837	28,996

Diluted	29,869	29,447	29,837	28,996

See accompanying notes.

Sirenza Microdevices, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Operating Activities
Net loss	$(5,463)	$(14,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,136	2,091
Deferred tax assets	—	2,277
Retirement of property and equipment	56	—
Abandoned and impaired equipment	—	1,468
Amortization of deferred stock compensation	791	1,147
In-process research and development	2,200	—
Changes in operating assets and liabilities:
Accounts receivable	(519)	2,500
Inventories	(208)	5,039
Other assets	(138)	572
Accounts payable	348	(495)
Accrued expenses	56	(940)
Accrued restructuring	(632)	—
Deferred margin on distributor inventory	(1,596)	(2,200)

Net cash used in operating activities	(2,969)	(3,029)
Investing Activities
Sales/maturities of available-for-sale securities, net	1,551	(16,556)
Purchases of property and equipment	(363)	(2,764)
Purchase of Xemod, net of cash received	(4,720)
Investment in GCS	(6,126)	—

Net cash used in investing activities	(9,658)	(19,320)
Financing Activities
Principal payments on capital lease obligations	(574)	(547)
Purchase of treasury shares	(165)	—
Proceeds from employee stock plans	436	2,988

Net cash provided by (used in) financing activities	(303)	2,441
Decrease in cash	(12,930)	(19,908)
Cash and cash equivalents at beginning of period	15,208	37,683
Cash and cash equivalents at end of period	$2,278	$17,775

Supplemental disclosures of noncash investing and financing activities
Conversion of GCS loan receivable	$1,374	$—

See accompanying notes.

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The Company operates on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. The Company’s third quarter of fiscal year 2002 ended on September 29, 2002. The Company’s third quarter of fiscal year 2001 ended on September 30, 2001. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter’s calendar month end for convenience.

Note 2:  Business Combinations

On August 14, 2002, the board of directors of the Company approved the acquisition of Xemod Incorporated (“Xemod”), a California corporation and a designer and fabless manufacturer of radio frequency (“RF”) power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. The Company’s results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The merger consideration was approximately $4.9 million in cash and accrued transaction costs, with additional cash consideration for the achievement of technology licensing objectives within 210 days of the closing of the acquisition. If the technology licensing objectives are achieved the liability related to the additional consideration will be recorded as additional goodwill or another element of the transaction. The future cash payout of additional consideration, if any, will be payable within 15 days following the date upon which technology licensing objectives are achieved. The Company funded the acquisition using cash on hand. The acquisition is intended to strengthen the Company’s product portfolio of RF components by adding higher power amplifier products.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, the Company allocated the purchase price of its acquisition of Xemod to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values has been recorded as goodwill. The fair value assigned to intangible assets acquired was determined through established valuation techniques using estimates made by management. The goodwill resulting from this acquisition has been assigned to the Integrated Power Products business area. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

The total purchase price of approximately $4.9 million has been allocated as follows (in thousands):

Net tangible assets and liabilities acquired (excluding accrued restructuring)	$1,521
Amortizable intangible assets:
Patented core technology	700
Internal use software	70
Goodwill	834
Accrued Restructuring	(393)
In-process research and development	2,200

Total purchase price	$4,932

Amortizable intangible assets

Of the total purchase price, approximately $770,000 has been allocated to amortizable intangible assets including patented core technology ($700,000) and internal-use software ($70,000). Patented core technology consists of semiconductor and module intellectual property and proprietary knowledge that is technologically feasible. Xemod’s technology is designed for high power RF amplifiers in the wireless communications infrastructure market. The Company intends to leverage this proprietary knowledge to develop new technology and improved products. The Company will amortize the patented core technology on a straight-line basis over a period of three to five years, which represents the estimated useful life of the patented core technology.

Internal-use software consists of proprietary test software that was developed internally and integral to Xemod’s daily operations. The Company intends to utilize this internal-use software in the manufacturing of modules and components. The Company will amortize internal-use software on a straight-line basis over a period of three years, which represents the estimated useful life of the internal-use software.

In-process research & development

Of the total purchase price, $2.2 million has been allocated to in-process research & development (“IPR&D”) and was expensed in the third quarter of 2002. Projects that qualify as IPR&D are those that have not yet reached technological feasibility and for which no alternative future use exists. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

The fair value assigned to IPR&D was determined using the income approach. The income approach estimates costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Xemod.

The rates utilized to discount the net cash flows to their present values are based on Xemod’s weighted average cost of capital, calculated employing estimates of required equity rates of return and after-tax costs of debt based on a group of peer companies. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 32% - 36% were deemed appropriate for valuing the IPR&D.

The Company believes the amounts determined for IPR&D and patented core technology are reasonable estimates of fair value and do not exceed the amounts a third party would pay for these projects. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Xemod as if the acquisition had occurred as of the beginning of the periods presented. The results for the three and nine month periods ended September 30, 2002 include the results of Xemod from September 11, 2002 (the acquisition date). Adjustments have been made to the combined results of operations for the three and nine-month periods ended September 30, 2002 and 2001, respectively, reflecting amortization of purchased intangibles and the effect on interest income of $4.9 million in cash and accrued transaction costs incurred by the Company to acquire Xemod, as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net revenues	$5,621	$3,420	$16,511	$17,052
Loss before extraordinary item and cumulative effect of change in accounting principle	(5,195)	(14,094)	(9,341)	(21,903)
Net loss	(5,195)	(14,094)	(9,341)	(21,903)
Basic net loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.17)	$(0.48)	$(0.31)	$(0.76)
Net loss	$(0.17)	$(0.48)	$(0.31)	$(0.76)

The unaudited pro forma financial information above includes the following material, non-recurring charges: development fees (research and development) of $1.8 million in the nine-month period ended September 30, 2001 and purchased IPR&D charges of $2.2 million in the three and nine-month periods ended September 30, 2002, respectively.

Note 3:  Inventories

The Company plans production based on orders received and forecasted demand and must order wafers and other raw materials and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on actual results of operations. For example, in the third quarter of 2001, the Company recorded a provision for excess inventories totaling $4.5 million. This additional excess inventory charge was due to a significant decrease in forecasted demand for the Company’s products and was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product.

In the first, second and third quarters of 2002, the Company sold inventory products that were previously reserved and accordingly, reduced its provision for excess inventories by approximately $563,000, $566,000 and $726,000, respectively. The Company may sell previously reserved inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

Inventories consist of (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$127	$242
Work-in-process	1,502	1,572
Finished goods	619	80

Total	$2,248	$1,894

Note 4:  Investment in GCS

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

On a quarterly basis, the Company evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ then current business plan, the inability of GCS to continue as a going concern and a reduced valuation as determined by a new financing event. There is no public market for securities of GCS, and the factors mentioned above may require management to make significant judgments about the fair value of such securities. If the Company determines that an other than temporary decline in value has occurred, the Company will write-down its investment in GCS to fair value. Such a write-down could have a material adverse impact on the Company’s consolidated results of operations in the period in which it occurs. As of September 30, 2002 the Company’s investment in GCS had not experienced an other than temporary decline in value.

The realizability of the Company’s $7.5 million investment in GCS is ultimately dependent on the Company’s ability to sell its GCS shares, for which there is currently no public market and may be dependent on market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as, public markets receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if the Company is able to sell its GCS shares, the sale price may be less than the price paid by the Company, which could have a material adverse effect on the Company’s consolidated results of operations.

Note 5:  Restructuring Activities

During the third quarter of 2002, in connection with the acquisition of Xemod, the Company’s management approved and initiated plans to restructure the operations of the Xemod organization. The Company recorded $393,000 to eliminate certain duplicative facilities and for employee termination costs. These costs are accounted for under Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Xemod and, accordingly, have been included as an increase to goodwill.

The restructuring charges recorded in the third quarter are based on the Company’s restructuring plans that have been committed to by management. Changes to the estimates of executing the currently approved plans of restructuring the Xemod organization will be recorded as an increase or decrease to goodwill.

Acquisition-Related Restructuring Costs Capitalized in Fiscal 2002 as a Cost of Acquisition

The restructuring plans included $393,000 incurred in connection with restructuring the operations of Xemod that was recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Xemod. This restructuring liability consisted of $28,000 of severance and $365,000 of costs of vacating duplicate facilities.

The $28,000 of severance resulted from the termination of one employee located in the United States and engaged in general and administrative activities. The employee was terminated in the third quarter of 2002.

The $365,000 of costs of exiting duplicative facilities related to noncancelable lease costs. The Company estimated the cost of duplicative facilities based on the contractual terms of its noncancelable lease agreement. Given the current and expected real estate market conditions, the Company assumed that the exited facility would not be subleased. However, to the extent the Company does sublease the duplicative facility, the proceeds received from subleasing will result in a decrease to goodwill.

As of September 30, 2002, the balance of the accrued restructuring charges capitalized as a cost of acquisition in the third quarter of 2002 consisted of the following (in thousands):

	Amount Charged to Goodwill	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at September, 30 2002
Severance	$28	$—	$—	$28
Duplicative facilities	365	—	—	$365

	$393	$—	$—	$393

The cash expenditures relating to the terminated employee are expected to be paid in the fourth quarter of 2002. The cash expenditures relating to the duplicative facility lease commitments are expected to be paid over the term of the lease through 2005.

The Company will evaluate its restructuring accrual at each balance sheet date for appropriateness. If the Company determines its restructuring accrual is no longer appropriate, the Company will adjust its restructuring liability accordingly. Any adjustment to the Company’s restructuring liability will result in an increase or decrease to goodwill.

2001 Restructuring Activities

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

Consolidation of Excess Facilities

In the fourth quarter of 2001, the Company recorded a charge of approximately $2.2 million for excess facilities primarily relating to noncancelable lease costs. The Company estimated the cost for excess facilities based on the contractual terms of its noncancelable lease agreements. Given the then current and expected real estate market conditions, the Company assumed none of the excess facilities would be subleased. To date, none of the facilities have been subleased. However, to the extent the Company does sublease any of its excess facilities, the proceeds received from subleasing will be credited to restructuring charges, the same statement of operations line item originally charged for such excess facilities.

The following table summarizes the activity related to the Company’s accrued restructuring balance during the third quarter of 2002 (in thousands):

	Accrued Restructuring Balance at June 30, 2002	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at September, 30 2002
Worldwide workforce reduction	$17	$—	$(17)	$—
Lease commitments	1,796	(178)	(95)	1,523

	$1,813	$(178)	$(112)	$1,523

The following table summarizes the restructuring costs and activities through September 30, 2002 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at September, 30 2002
Worldwide workforce reduction	$481	$(464)	$(17)	$—
Lease commitments	2,189	(571)	(95)	1,523

	$2,670	$(1,035)	$(112)	$1,523

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2006.

At each balance sheet date, the Company evaluates its restructuring accrual for appropriateness. In the third quarter of 2002, the Company determined that $112,000 of its restructuring accrual was no longer appropriate as of September 30, 2002 and adjusted its restructuring liability accordingly. The $112,000 restructuring liability adjustment was recorded through the same income statement line item that was used when the liability was initially recorded, or restructuring.

Of the $112,000 restructuring liability adjustment, $95,000 related to a non-cancelable operating lease that the Company determined would not be abandoned. The remaining $17,000 related to termination benefits that were never redeemed by terminated employees.

Note 6:  Stockholders’ Equity

In the third quarter of 2002, the Company’s board of directors authorized the repurchase of up to $4.0 million of the Company’s common stock from time to time based on the price per share of its common stock and general market conditions.Purchases may be made at management’s discretion in the open market or in private transactions at negotiated prices. In the third quarter of 2002, the Company repurchased 100,000 shares for an aggregate price of $165,000.

In the third quarter of 2002, the Company’s board of directors approved a voluntary stock option exchange program for employees and directors. Under the program eligible employees and directors were given the opportunity to exchange certain unexercised stock options for new options to be granted at least six months and one day following the cancellation of the exchanged options. The new options will be exercisable for an equal number of shares as the exchanged option and the exercise price of the new options will be equal to the fair market value of the Company’s common stock at the time the new options are granted. On September 19, 2002, the Company cancelled options to purchase 2,416,416 shares of the Company’s common stock. In exchange for those options canceled, the Company will grant new options to purchase an aggregate of up to 2,416,416 shares of the Company’s common stock sometime on or after March 20, 2003. In connection with the option exchange program, the Company incurred accelerated amortization of deferred stock compensation of approximately $74,000 in the third quarter.

Note 7:  Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding during the period, if dilutive. Potential Common Stock equivalents include incremental shares of Common Stock issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(3,738)	$(12,438)	$(5,463)	$(14,488)

Weighted average common shares outstanding	29,869	29,447	29,837	28,996

Net loss per share	$(0.13)	$(0.42)	$(0.18)	$(0.50)

The effect of options to purchase 2,289,282 and 4,316,361 shares of Common Stock at average exercise prices of $2.20 and $9.81 for the three and nine months ended September 30, 2002 and September 30, 2001, respectively, has not been included in the computation of diluted net loss per share as their effect is antidilutive.

Note 8:  Comprehensive Income (Loss)

The Company’s comprehensive net loss was the same as its net loss for the three and nine months ended September 30, 2002 and 2001.

Note 9:  Segments of an Enterprise and Related Information

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company’s chief operating decision maker (CODM), the Chief Executive Officer of the Company, evaluates performance and allocates resources based on segment reporting operating income (loss).

From 2000 to 2001, the Company operated under two business segments: (1) the Standard Products segment and (2) the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, the Company reorganized to focus on end markets. As a result of this reorganization, the Company operated in three business segments through the date of the acquisition of Xemod. As a result of the acquisition, the Company now operates in four business segments. First is the Wireless Applications business area. This business area is responsible for all wireless infrastructure activity, excluding high power amplifier products, both standard and specialized. Second is the Wireline Applications business area. This business area is responsible for the development and marketing of wireline components to both CATV and fiber optics markets. Third is the Terminals business area. This business area focuses on customers who use the Company’s products for applications outside of the Company’s core markets of wireless and wireline infrastructure, such as cable television set-top boxes and wireless video transmitters. Last is the Integrated Power Products business area. This business area focuses on high power amplifier products for wireless communication and networking infrastructure markets. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment and resource allocation processes.

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2002. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, general and administrative expenses, amortization of deferred stock compensation, in-process research and development, restructuring charges, interest income and other, net, interest expense, and the provision for income taxes, as the aforementioned items are not allocated for purposes of the CODM’s review. Assets and liabilities are not discretely reviewed by the CODM.

	Wireless Applications	Wireline Applications	Terminals Applications	Integrated Power Products	Total Segments	Non- Segment Items	Total Company
	(in thousands)
For the three months ended September 30, 2002
Net revenues from external customers	$4,618	$57	$397	$134	$5,206	$—	$5,206
Operating income (loss)	$1,080	$(148)	$104	$(254)	$782	$(4,752)	$(3,970)
For the nine months ended September 30, 2002
Net revenues from external customers	$13,070	$319	$1,519	$134	$15,042	$(103)	$14,939
Operating income (loss)	$3,535	$(631)	$246	$(254)	$2,896	$(9,100)	$(6,204)
For the three months ended September 30, 2001
Net revenues from external customers	$2,240	$68	$1,092	$—	$3,400	$(212)	$3,188
Operating income (loss)	$(837)	$(508)	$2	$—	$(1,343)	$(9,001)	$(10,344)
For the nine months ended September 30, 2001
Net revenues from external customers	$9,845	$128	$6,683	$—	$16,656	$(313)	$16,343
Operating income (loss)	$1,289	$(1,334)	$2,747	$—	$2,702	$(17,968)	$(15,266)

The Integrated Power Products business area was established as a result of the acquisition of Xemod. Net revenues from external customers and operating income (loss) for the Company’s Integrated Power Products business area only reflect such segment information from the date of acquisition. The corresponding items of segment information for earlier periods has not been restated, as it is impractical to do so.

Note 10:  Contingency

In November 2001, the Company, various of its officers and certain underwriters of its initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). The Plaintiffs, who filed an amended complaint on or about April 19, 2002, bring claims for violation of several provisions of the federal securities laws and seek an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which the Company and its named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer defendants from the action without prejudice. The Company believes that the allegations against it are without merit and intends to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on the Company’s consolidated balance sheet, statement of operations or cash flows. Even if the Company is entirely successful in defending this lawsuit, it may incur significant legal expenses and its management may expend significant time in the defense.

Note 11:  Impact of Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied for activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of the standard will affect the timing of recognition of certain charges in restructuring activities if the Company has any in the future.

Note 12:  Subsequent Event

In the fourth quarter of 2002, the Company announced it is in discussions to acquire Vari-L Company, Inc., (“Vari-L”) a designer and manufacturer of complementary RF components using technologies common to existing and planned products of the Company. In connection with the acquisition discussions, the Company agreed to provide Vari-L with a secured bridge loan facility of up to $5.3 million. The loan facility is secured by the majority of Vari-L’s assets and includes all intangible assets such as: patents, trademarks and mask works. The loan facility also provides for a portion of the principal amounts to be convertible into approximately 19.9% of Vari-L’s fully diluted common stock under certain conditions. As of November 12, 2002, Vari-L had drawn down approximately $2.6 million of the secured bridge loan facility.

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

On a quarterly basis, we evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ then current business plan, the inability of GCS to continue as a going concern and a reduced valuation as determined by a new financing event. There is no public market for GCS, and the factors mentioned above may require management to make significant judgments about the fair value of such securities. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. As of September 30, 2002 our investment in GCS had not experienced an other than temporary decline in value.

Our ultimate ability to realize our investment in GCS in the future may be dependent on the market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets receptivity to liquidity events such as initial public offerings or mergers and acquisition activities.

Business Combinations:    We are required to allocate the purchase price of an acquired company to the tangible and intangible assets acquired, liabilities assumed, as well as IPR&D based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from acquired patented core technology; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Excess and Obsolete Inventories:    We record provisions for excess inventories based on levels of inventory exceeding the forecasted demand of such products within specific time horizons, generally six months or less. We forecast demand for specific products based on the number of products we expect to sell, with such assumptions dependent on our assessment of market conditions and current and expected orders from our customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases based on our estimates or if inventory levels increase disproportionately to forecasted demand, additional inventory write-downs may be required, as was the case in 2001 when we recorded additional provisions for excess inventories of $7.8 million. Likewise, if we ultimately sell inventories that were previously reserved, we would reduce the previously recorded excess inventory provisions which would have a positive impact on our cost of revenues, gross margin and operating results, as was the case in the first, second and third quarters of 2002 when we sold a total of $1.9 million of previously reserved inventory products.

Valuation of Deferred Tax Assets:    We record a valuation allowance to reduce our deferred tax assets to the amount that management believes is more likely than not to be realized. Each quarter management evaluates the required criteria necessary to support deferred tax assets, including recoverable income taxes and sources of future taxable income, and adjusts the valuation allowance accordingly. Increases or decreases in the valuation allowance serve to increase or decrease the Company’s income tax expense in the period such adjustments are recorded. Due to current and continuing uncertain economic conditions in our industry, management believes that as of September 28, 2002, it is more likely than not that our deferred tax assets will not be realized and no net deferred tax assets are recorded on our balance sheet as of that date. Management will continue to evaluate the need for a valuation allowance in subsequent quarters. If it is subsequently determined that some or all or our deferred tax assets will more likely than not be realized, we will reduce our valuation allowance in the quarter such determination is made.

Valuation of Long-lived Assets and Intangible Assets:    We record impairment charges for long-lived assets and intangible assets with finite useful lives when impairment indicators exist and the related undiscounted future cash flows and fair values are less than the carrying value of such assets, as was the case in 2001 when we recorded $315,000 of impairment charges on long-lived assets. Future adverse changes in market conditions or changes in the estimated useful life of our long-lived assets or intangible assets with finite useful lives could result in new impairment indicators, thereby possibly resulting in impairment charges in the future.

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

Sales Returns:    We record estimated reductions to revenues for sales returns, primarily related to quality issues, at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our foundry and packaging partners, our sales return obligations are affected by failure rates. Should actual product failure rates and the resulting return of failed products differ from our estimates, revisions to our sales return reserves may be required.

In addition to the above critical accounting policies we consider the following accounting policies to be very important in the preparation of our consolidated financial statements:

Restructuring Charges:    We recorded restructuring charges of $2.7 million in the fourth quarter of 2001 and $393,000, as an increase to goodwill, in the third quarter of 2002 with the assumption that we would not sublease any of our excess facilities through the end of the respective lease term. In the event that we sublease any of these excess facilities, an adjustment to our restructuring accrual would be charged to income or goodwill in the period such a sublease occurred. As of September 30, 2002, we have not subleased any of our excess facilities.

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

On August 14, 2002, our board of directors approved the acquisition of Xemod, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. Our results of operations include the effect of Xemod from September 11,

2002, the date the acquisition closed. The merger consideration was approximately $4.9 million in cash and accrued transaction costs, with additional cash consideration for the achievement of technology licensing objectives within 210 days of the closing of the acquisition. If the technology licensing objectives are achieved the liability related to the additional consideration will be recorded as additional goodwill or another element of the transaction. The future cash payout of additional consideration, if any, will be payable within 15 days following the date upon which technology licensing objectives are achieved. The Company funded the acquisition using cash on hand. The acquisition is intended to strengthen the Company’s product portfolio of RF components, in particular, high power amplifier products.

From 2000 to 2001, we operated under two business segments: (1) the Standard Products segment and (2) the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, we reorganized to focus on end markets. As a result of this reorganization, we operated in three business segments through the date of the acquisition of Xemod. As a result of the acquisition, we now operate in four business segments. First is the Wireless Applications business area. This business area is responsible for all wireless infrastructure activity, excluding high power amplifier products, both standard and specialized. Second is the Wireline Applications business area. This business area is responsible for the development and marketing of wireline components to both CATV and fiber optics markets. Third is the Terminals business area. This business area focuses on customers who use the Company’s products for applications outside of the Company’s core markets of wireless and wireline infrastructure, such as cable television set-top boxes and wireless video transmitters. Last is the Integrated Power Products business area. This business area focuses on high power amplifier products for wireless communication and networking infrastructure markets. Our results of operations include the results of the Integrated Power Products business area from September 11, 2002, the date of our acquisition of Xemod.

Our Wireless Applications business area accounted for 89% of net revenues in the three months ended September 30, 2002. Our Wireline Applications business area accounted for 1% of net revenues in the three months ended September 30, 2002. Our Terminals business area accounted for 8% of net revenues in the three months ended September 30, 2002. Our Integrated Power Products business area accounted for 2% of net revenues in the three months ended September 30, 2002. We currently expect the relative percentage of net revenues attributable to the Wireless Applications business area to decrease slightly and the Integrated Power Products business area to increase slightly in the near future.

We sell our products worldwide through U.S.-based distributors and through our direct sales force. In the past, we also sold our products through a private label reseller who sold our products under its brand name, although there have not been any sales to this reseller in recent quarters. Our products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by our distributors or us. Significant portions of our distributors’ end sales are made to their customers overseas. Sales to customers located in the United States represented approximately 55% of net revenues in the three months ended September 30, 2002. Sales customers located outside of the United States represented 45% of net revenues in the three months ended September 30, 2002. Sales to one customer located in Sweden, Ericsson, represented 13% of net revenues in the three months ended September 30, 2002. For our direct sales, private label sales and sales to our sales representatives, we recognize revenues when the product has been shipped, title has transferred, and no further obligations remain. Although we have never experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until the products are accepted by a customer. Revenues from our distributors are deferred until the distributors resell the products to their customers.

Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing, accounted for a substantial portion of our net revenues in the three months ended September 30, 2002. Sales to Richardson Electronics Laboratories represented 37% of net revenues in the three months ended September 30, 2002. Sales to Avnet Electronics Marketing represented 15% of net revenues in the three months ended September 30, 2002. One distributor, Richardson Electronics Laboratories and one direct customer, Pace Micro Technology PLC, accounted for a substantial portion of our net revenues in the three months ended September 30, 2001. Sales to Pace Micro Technology PLC represented 19% of net revenues in the three months ended September 30, 2001. Richardson Electronics Laboratories represented 45% of net revenues in the three months ended September 30, 2001. Richardson Electronics Laboratories and Avnet Electronics Marketing distribute our products to a large number of end customers. We anticipate that sales through our distributors and to Ericsson will continue to account for a substantial portion of our net revenues in the near term.

Sales of our products using two of our process technologies accounted for a significant portion of our net revenues in the three months ended September 30, 2002 and 2001. Sales of our gallium arsenide heterojunction bipolar transistor (GaAs HBT) products accounted for 44% of our net revenues in both the three months ended September 30, 2002 and in the three months ended September 30, 2001. Sales of our silicon germanium (SiGe) heterojunction bipolar transistor products accounted for 31% of our net revenues in the three months ended September 30, 2002 and 41% of our net revenues in the three months ended September 30, 2001.

Cost of revenues consists primarily of the costs of wafers from our third-party wafer fabs, costs of packaging performed by third-party vendors, costs of testing, costs associated with procurement, production control, quality assurance, manufacturing engineering, and provisions for excess inventories. We subcontract our wafer manufacturing and packaging and do only final testing and tape and reel assembly at our facilities. In late 2001, we made the decision to outsource a major portion of our production testing operations. We are currently in the process of qualifying subcontractors to test our products and expect to begin the outsourcing of our production testing operations in early 2003 if volumes increase.

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

In addition, our gross margins may be negatively influenced by provisions for excess inventories, as was the case in the in the third quarter of 2001 when we recorded provisions for excess inventories of $4.5 million, and positively influenced by the sale of previously reserved inventory products, as was the case in the first, second and third quarters of 2002 when we sold $563,000, $566,000 and $726,000, respectively, of previously reserved inventory products.

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

In the three months ended September 30, 2002, Circuit Electronic Industries Public Co., Ltd. (“CEI”) and MPI Corporation packaged a significant majority of our products. Relatives of our founding stockholders own one of these packaging firms, MPI Corporation in Manila, Philippines. Although we utilized three additional packaging subcontractors in the three months ended September 30, 2002, we anticipate that CEI and MPI will continue to account for a significant amount of our packaging in the near future.

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

IPR&D consists of projects that have not yet reached technological feasibility and for which no alternative future use exists, related to our acquisition of Xemod. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

The fair value assigned to IPR&D was determined using the income approach. The income approach estimates costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Xemod.

The $2.2 million of IPR&D resulting from our acquisition of Xemod consisted of three projects as follows: 1) semiconductor intellectual property related to the XeMOS II LDMOS process (“XeMOS II”); 2) semiconductor intellectual property related to the XeMOS III 3GHZ LDMOS process (“XeMOS III”); and 3) module intellectual property of the XeMOS II process that includes modules with XeMOS II chips (“XeMOS II Module IP”). The development of these projects remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on the high power amplifier RF market, and could have a material adverse impact on our business and operating results.

The following table summarizes key assumptions and the underlying valuations for the three IPR&D projects described above related to our acquisition of Xemod:

	XeMOS II	XeMOS III	XeMOS II Module IP
Estimated fair value	$1,100,000	$800,000	$300,000
Estimated % of completion	74%	19%	35%
Estimated cost to complete	$221,000	$752,000	$1,038,000
Estimated completion date	12/31/2002	12/31/2003	12/31/2003
Risk adjusted discount rate	32%	36%	36%
Estimated revenue commencement (year)	2003	2004	2004

The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming the products have entered the market at a certain time, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisition was completed and may result in impairment charges.

Comparison of the Three Months Ended September 30, 2002 and September 30, 2001

Net Revenues

Net revenues increased to $5.2 million for the three months ended September 30, 2002 from $3.2 million for the three months ended September 30, 2001. This increase was primarily the result of increased demand for our products by leading wireless equipment original equipment manufacturers (“OEMs”) and a general increase in end market demand for our products through our distribution channels. Sales through our distributors were 52% of net revenues for the three months ended September 30, 2002 and 50% of net revenues for the three months ended September 30, 2001. Sales to our direct customers comprised 48% of net revenues for the three months ended September 30, 2002, none of which was to our private label reseller. Sales to our direct customers comprised 50% of net revenues for the three months ended September 30, 2001, of which 7% of net revenues was to our private label reseller and 43% of net revenues was to our factory direct customers. Sales of our SiGe and InGaP products were approximately 43% of our total net revenues for the three months ended September 30, 2002 compared to 54% for the three months ended September 30, 2001. Sales of our GaAs products were approximately 44% of net revenues for both the three months ended September 30, 2002 and September 30, 2001.

Cost of Revenues

Cost of revenues decreased to $2.4 million for the three months ended September 30, 2002 from $7.5 million for the three months ended September 30, 2001, primarily as a result of lower provisions for excess inventories, which reduced costs by $4.3 million and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001. In addition, in the three months ended September 30, 2002, we sold inventory products that were previously reserved of approximately $726,000. As the cost basis for previously reserved inventory is zero when such products are sold, there is no cost of revenue element associated with the sale, which results in a 100% gross margin on that sale. A significant majority of the previously reserved inventory parts that were sold in the three months ended September 30, 2002 related to a small number of parts within two product lines. We originally recorded provisions for excess inventories for these parts as a result of a rapidly declining demand for these products due to customer program cancellations. Subsequently, we began receiving new orders for these parts, which we did not anticipate at the time we made the decision to record provisions for excess inventories. We expect to sell previously reserved inventory products in future periods. Operations personnel totaled 42 at September 30, 2002 and September 30, 2001.

Gross Profit

Gross profit increased to $2.8 million in the three months ended September 30, 2002 from a negative gross profit of $4.3 million in the three months ended September 30, 2001. Gross margin increased to approximately 54% in the three months ended September 30, 2002 from negative 134% in the three months ended September 30, 2001. The increase in gross margin is primarily attributable to lower provisions for excess inventories, the sale of previously reserved inventory products and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001.

Operating Expenses

Research and Development.  Research and development expenses decreased to $1.9 million for the three months ended September 30, 2002 from $3.1 million for the three months ended September 30, 2001. This decrease is primarily the result of $1.2 million of abandoned and impaired research and development equipment and software charges incurred in the third quarter of 2001. Research and development personnel increased to 43 at September 30, 2002 from 41 at September 30, 2001.

Sales and Marketing.  Sales and marketing expenses decreased to $1.2 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001. This decrease is primarily the result of lower advertising expenses, which reduced costs by $62,000. Sales and marketing personnel increased to 25 at September 30, 2002 from 22 at September 30, 2001.

General and Administrative.  General and administrative expenses totaled $1.2 million for the three months ended September 30, 2002 and $1.1 million for the three months ended September 30, 2001. This increase is primarily the result of higher professional fees, which added costs of $69,000. General and administrative personnel increased to 19 at September 30, 2002 from 18 at September 30, 2001.

Amortization of Deferred Stock Compensation.  In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended September 30, 2002 and 2001, we amortized $313,000 and $472,000, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited, as was the case in 2001 when we reduced the amount of deferred stock compensation expense to be recorded in future periods by $434,000.

In-process Research and Development.  In the third quarter of 2002, we recorded IPR&D charges of $2.2 million in connection with the acquisition of Xemod. Projects that qualify as IPR&D are those that have not yet reached technological feasibility and for which no alternative future use exists. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

Restructuring.  In third quarter of 2002, in connection with the acquisition of Xemod, management of Sirenza approved and initiated plans to restructure the operations of the Xemod organization. We recorded $393,000 to eliminate certain duplicative facilities and for employee termination costs. These costs are accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Xemod and, accordingly, have been included as an increase to goodwill.

The restructuring charges recorded in the third quarter are based on our restructuring plans that have been committed to by management. Changes to the estimates of executing the currently approved plans of restructuring the Xemod organization will be recorded as an increase or decrease to goodwill.

In 2001, we approved a restructuring plan as companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers resulted in a slowdown in shipments and a reduction in visibility regarding future sales and caused us to revise our cost structure given the then revised revenue levels. As a result, in the fourth quarter of 2001, we incurred a restructuring charge of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities.

At each balance sheet date, we evaluate our restructuring accrual for appropriateness. In the third quarter of 2002, we determined that $112,000 of our restructuring accrual was no longer appropriate as of September 30, 2002 and adjusted our restructuring liability accordingly. The $112,000 restructuring liability adjustment was recorded through the same income statement line item that was used when the liability was initially recorded, or restructuring.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $232,000 for the three months ended September 30, 2002 and $1.1 million for the three months ended September 30, 2001. The decrease in net interest and other income for the three months ended September 30, 2002 compared to September 30, 2001 is primarily attributable to proceeds received from the settlement of a trademark dispute in the three months ended September 30, 2001, and a reduction in our cash and cash equivalents and available for sale securities and lower interest rates in 2002.

Provision for (Benefit from) Income Taxes

No income tax benefit was recorded for the three months ended September 30, 2002 compared to a provision for income taxes of $3.2 million for the three months ended September 30, 2001. The expected benefit that would be derived by applying the federal statutory rate to our loss before income taxes was reduced by nondeductible charges for in-process research and development and an increase in our valuation allowance for deferred tax assets. During the three months ended September 30, 2001, we recorded a valuation allowance of $2.3 million against the carrying value of our net deferred tax assets and reversed $878,000 of income tax benefits recorded in previous quarters of 2001 as a result of a reduction in our projected future taxable income. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Realization of our deferred tax assets is dependent upon our ability to generate future taxable income, the timing and magnitude of which are uncertain. Accordingly, management has recorded a full valuation allowance for our deferred tax assets. The amount of deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed

Comparison of the Nine Months Ended September 30, 2002 and September 30, 2001

Net Revenues

Net revenues decreased to $14.9 million for the nine months ended September 30, 2002 from $16.3 million for the nine months ended September 30, 2001. This decrease was the result of the general economic slowdown, the resulting softness in the wireless infrastructure markets, changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out, although we have experienced an increase in sales to equipment manufacturers and in particular, to Asia. Sales through our distributors were 51% of net revenues for the nine months ended September 30, 2002 and 52% of net revenues for the nine months ended September 30, 2001. Sales to our direct customers comprised 49% of net revenues for the nine months ended September 30, 2002, none of which was to our private label reseller. Sales to our direct customers comprised 48% of net revenues for the nine months ended September 30, 2001, of which 23% was to our private label reseller and 25% was to our factory direct customers. Sales of our SiGe and InGaP products were approximately 43% of our total net revenues for the nine months ended September 30, 2002 compared to 33% for the nine months ended September 30, 2001. Sales of our GaAs products were approximately 44% of our total net revenues for the nine months ended September 30, 2002 compared to 56% for the nine months ended September 30, 2001.

Cost of Revenues

Cost of revenues decreased to $6.0 million for the nine months ended September 30, 2002 from $15.1 million for the nine months ended September 30, 2001 primarily as a result of lower provisions for excess inventories, which lowered costs by approximately $7.3 million, and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001. In addition, in the nine months ended September 30, 2002, we sold inventory products that were previously reserved of approximately $1.9 million. As the cost basis for previously reserved inventory is zero when such products are sold, there is no cost of revenue element associated with the sale, which results in a 100% gross margin on that sale. A significant majority of the previously reserved inventory parts that were sold in the nine months ended September 30, 2002 related to a small number of parts within two product lines. We originally recorded provisions for excess inventories for these parts as a result of a rapidly declining demand for these products due to customer program cancellations. Subsequently, we began receiving new orders for these parts which we did not anticipate at the time we made the decision to record provisions for excess inventories. We may sell previously reserved inventory products in future periods.

Gross Profit

Gross profit increased to $8.9 million for the nine months ended September 30, 2002 from $1.3 million for the nine months ended September 30, 2001. Gross margin increased to 60% for the nine months ended September 30, 2002 from 8% for the nine months ended September 30, 2001. The increase in gross margin is primarily attributable to the sale of previously reserved inventory products, lower provisions for excess inventories and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001.

Operating Expenses

Research and Development.  Research and development expenses decreased to $4.9 million for the nine months ended September 30, 2002 from $7.6 million for the nine months ended September 30, 2001. This decrease is primarily the result of abandoned and impaired research and development equipment and software charges of $1.2 million incurred in the third quarter of 2001, lower salaries and salary related expenses, and lower expenses for engineering materials.

Sales and Marketing.  Sales and marketing expenses decreased to $3.7 million for the nine months ended September 30, 2002 from $4.4 million for the nine months ended September 30, 2001. This decrease is primarily the result of lower commissions to outside sales representatives, which reduced costs by approximately $242,000, lower advertising expenses, which reduced costs by approximately $293,000 and lower salaries and salary related expenses.

General and Administrative.  General and administrative expenses increased to $3.6 million for the nine months ended September 30, 2002 from $3.3 million for the nine months ended September 30, 2001. This increase is primarily attributable to higher professional fees, which added costs of approximately $310,000.

Amortization of Deferred Stock Compensation.  In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the nine months ended September 30, 2002 and 2001, we amortized $791,000 and $1.1 million, respectively, of this deferred stock compensation. We will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited, as was the case in 2001 when we reduced the amount of deferred stock compensation expense to be recorded in future periods by $434,000.

In-process Research and Development.  In the third quarter of 2002, we recorded IPR&D charges of $2.2 million in connection with the acquisition of Xemod. Projects that qualify as IPR&D are those that have not yet reached technological feasibility and for which no alternative future use exists. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

Restructuring.  In third quarter of 2002, in connection with the acquisition of Xemod, management of Sirenza approved and initiated plans to restructure the operations of the Xemod organization. We recorded $393,000 to eliminate certain duplicative facilities and for employee termination costs. These costs are accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Xemod and, accordingly, have been included as an increase to goodwill.

The restructuring charges recorded in the third quarter are based on our restructuring plans that have been committed to by management. Changes to the estimates of executing the currently approved plans of restructuring the Xemod organization will be recorded as an increase or decrease to goodwill.

In 2001, we approved a restructuring plan as companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers resulted in a slowdown in shipments and a reduction in visibility regarding future sales and caused us to revise our cost structure given the then revised revenue levels. As a result, in the fourth quarter of 2001, we incurred a restructuring charge of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities.

At each balance sheet date, we evaluate our restructuring accrual for appropriateness. In the third quarter of 2002, we determined that $112,000 of our restructuring accrual was no longer appropriate as of September 30, 2002 and adjusted our restructuring liability accordingly. The $112,000 restructuring liability adjustment was recorded through the same income statement line item that was used when the liability was initially recorded, or restructuring.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $741,000 for the nine months ended September 30, 2002 and $3.1 million for the nine months ended September 30, 2001. The decrease in net interest and other income for the nine months ended September 30, 2002 compared to September 30, 2001 is primarily attributable to proceeds received from the settlement of a trademark dispute in the nine months ended September 30, 2001, a reduction in our cash and cash equivalents and available for sale securities and lower interest rates in 2002.

Provision for (Benefit from) Income Taxes

No income tax benefit was recoded for the nine months ended September 30, 2002 compared to an income tax provision of $2.3 million for the nine months ended September 30, 2001. The expected benefit that would be derived by applying the federal statutory rate to our loss before income taxes, was reduced by nondeductible charges for in-process research and development and an increase in our valuation allowance for deferred tax assets. During the nine months ended September 30, 2001, we recorded a valuation allowance of $2.3 million against the carrying value of our net deferred tax assets as a result of a reduction in our projected future taxable income. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Realization of our deferred tax assets is dependent upon our ability to generate future taxable income, the timing and magnitude of which are uncertain. The amount of deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale of mandatorily redeemable convertible preferred stock and from the net proceeds received upon completion of our initial public offering in May 2000. As of September 30, 2002, we had cash and cash equivalents of $2.3 million, short-term investments of $18.0 million, long-term investments of $16.6 million and working capital of $16.7 million.

Our operating activities used cash of $3.1 million in the nine months ended September 30, 2002 and used cash of $3.0 million in the nine months ended September 30, 2001. In the nine months ended September 30, 2002, cash used in operating activities was primarily attributable to our net loss of $5.5 million, decreases in deferred margin on distributor inventory of $1.6 million, accrued restructuring of $632,000 and an increase in accounts receivable of $519,000. These were partially offset by depreciation and amortization of $2.1 million, in-process research and development charges of $2.2 million, and amortization of deferred stock compensation of $791,000. In the nine months ended September 30, 2001, cash used in operating activities was primarily attributable to our net loss of $14.5 million and a decrease in deferred margin on distributor inventory of $2.2 million. These were partially offset by depreciation and amortization of $2.1 million, amortization of deferred stock compensation of $1.1 million, abandoned and impaired equipment of $1.5 million and decreases in accounts receivable of $2.5 million, inventories of $5.0 million and deferred tax assets of $2.3 million.

Our investing activities used cash of $9.5 million in the nine months ended September 30, 2002 and $19.3 million in the nine months ended September 30, 2001. Our investing activities reflect purchases and sales of available-for-sale securities and fixed assets, and in the nine months ended September 30, 2002, our investment in GCS and acquisition of Xemod.

Our financing activities used cash of $303,000 in the nine months ended September 30, 2002 and provided cash of $2.4 million in the nine months ended September 30, 2001. Cash provided by or used in financing activities reflect proceeds from employee stock plans partially offset by principal payments on capital lease obligations and purchases of treasury shares.

On August 14, 2002, our board of directors approved the acquisition of Xemod, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. Our results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The merger consideration was approximately $4.9 million in cash and accrued transaction costs with additional cash consideration for the achievement of technology licensing objectives within 210 days of the closing of the acquisition. If the technology licensing objectives are achieved the liability related to the additional consideration will be recorded as additional goodwill or another element of the transaction. The future cash payout of additional consideration, if any, will be payable within 15 days following the date upon which technology licensing objectives are achieved. We funded the acquisition using cash on hand.

In the fourth quarter of 2002, we announced we are in discussions to acquire Vari-L, a designer and manufacturer of complementary RF components using technologies common to existing and planned products of ours. In connection with the acquisition discussions, we agreed to provide Vari-L with a secured bridge loan facility of up to $5.3 million. The loan facility is secured by the majority of Vari-L’s assets and includes all intangible assets such as: patents, trademarks and mask works. The loan facility also provides for a portion of the principal amounts to be convertible into approximately 19.9% of Vari-L’s fully diluted common stock under certain conditions. As of November 12, 2002 Vari-L had drawn down approximately $2.6 million of the secured bridge loan facility. We funded the secured bridge loan facility using cash on hand. In the event that the loan remains outstanding on September 25, 2003, the date of maturity, all principal and accrued interest are due and payable in full. Interest accrues at a rate per annum equal to 25%.

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

In the third quarter of 2002, the Company’s board of directors authorized the repurchase of up to $4.0 million of the Company’s common stock from time to time based on the price per share of its common stock and general market conditions. Purchases may be made at management’s discretion in the open market or in private transactions at negotiated prices. In the third quarter of 2002, the Company repurchased 100,000 shares for an aggregate price of $165,000. We plan to fund our repurchases from available working capital.

Our currently anticipated operating lease and capital lease commitments and unconditional purchase obligations over the next five years and thereafter are as follows (in thousands):

	Future Minimum Payments Due
	Total	< one year	1 - 3 years	4-5 years	> 5 years
Operating lease commitments	$3,948	$1,484	$2,196	$268	$—
Capital lease commitments	$866	$642	$224	$—	$—

We currently anticipate that our current available cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and secured bridge loan fundings to Vari-L for at least the next 12 months, although no assurance can be given in this regard. If we require additional capital resources to grow our business, execute our operating plans, or acquire complimentary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities or secure lines of credit, which may result in additional dilution to our stockholders.

Industry Trends and Market Conditions

In 2001, companies throughout the worldwide telecommunication industry experienced slowdowns and delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers reduced our visibility regarding future sales and resulted in a slowdown in our shipments in 2001. However, in the nine months ended September 30, 2002 we have experienced a sequential increase in sales to equipment manufacturers and in particular to Asia. While net revenues increased in the third quarter of 2002 compared to both the third quarter of 2001 and second quarter of 2002, which we believe is an indication that the market for our products may have stabilized, we do not at this time see any significant recovery in our end markets. We anticipate that any sales growth in the immediate future will depend on the achievement of market share gains and/or the introduction of new product lines.

If the macro-economic trends described above were to worsen again it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further reduction of our equipment value, further consolidation of facilities, and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of common stock.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on October 9, 2001 and March 12, 2001, we publicly announced our revised lowered expectations of financial results for the quarters ending September 30, 2001 and September 30, 2001, respectively and the fiscal year ending December 31, 2001. Subsequently, the trading price of our common stock declined, which had a substantial negative effect on the value of any investment in such stock. Factors contributing to the volatility of our stock price include:

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

Our success will depend in large part on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these infrastructure products will grow at all, although we have experienced an increase in sales to equipment manufacturers and in particular to Asia. We continue to observe softness in the wireless and wireline infrastructure markets related to a general economic slowdown, which has impacted our entire segment. There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless and wireline infrastructure. These trends have had an adverse effect on our operations and caused us in the past to lower our previously announced expectations for our financial results, which caused the market price of our common stock to decrease.

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

Any acquisitions of companies or technologies by us may result in distraction of our management and disruptions to our business.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise, as was the case in the third quarter of 2002 when we acquired Xemod. From time to time, we may engage in discussions and negotiations with companies regarding the possibility of our acquiring or investing in their businesses, products, services or technologies, as was the case in the fourth quarter of 2002 when we announced that we are in discussions to acquire Vari-L. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations.

In September 2002, we completed our acquisition of Xemod, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. In addition to the Xemod transaction, in the fourth quarter of 2002, we announced we are in discussions to acquire Vari-L, a designer and manufacturer of complementary RF components using technologies common to existing and planned products of ours. We evaluate and may enter into other acquisitions or investment transactions on an ongoing basis. The recent acquisition of Xemod and the proposed acquisition with Vari-L increase both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of either transaction, or of any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties.

Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits of the transaction. Managing acquisitions requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and may in the future result in significant costs and expenses and charges to earnings. In the case of the Xemod acquisition, these costs and expenses include those related to severance pay, charges from the elimination of duplicative facilities, in-process research and development charges, legal, accounting and financial advisory fees. Moreover, Sirenza has incurred and will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the transaction, and, to the extent the value of goodwill acquired in connection with the transaction becomes impaired, we may be required to incur material charges relating to the impairment of that asset. In addition, any completed, pending or future transactions may contribute to financial results of the combined company that differ from the investment community’s expectations in a given quarter.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may cause a significant delay in our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on three third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs are TRW for GaAs, Atmel for SiGe and TriQuint Semiconductors for our discrete devices. A majority of our products sold in the first nine months of 2002 and the year ended December 31, 2001 were manufactured in GaAs by TRW and SiGe by Atmel. Atmel is currently our sole source supplier for SiGe wafers and has provided us with a commitment for a supply of wafers through September of 2004. The supply agreement with TRW provides us with a commitment for a supply of wafers through December 31, 2003. The loss of one of our third-party wafer fabs, in particular TRW or Atmel, or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, adversely effecting our results of operations.

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

We have begun introducing products that are fabricated at RF Micro Devices (RFMD). The unsuccessful fabrication of these products by RFMD, or our inability to obtain a sufficient supply of these products in a timely manner would impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results.

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

On a quarterly basis, we evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, the inability of GCS to continue as a going concern and a reduced valuation as determined by a new financing event. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. As of September 30, 2002 our investment in GCS had not experienced an other than temporary decline in value.

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

In late 2001, we made the decision to outsource a significant portion of our RF testing function. We are currently in the process of qualifying subcontractors to test our products and expect to begin the outsourcing of our production testing operations in early 2003, if volumes increase. However, we may be unable to successfully outsource this function by early 2003, or at all. The selection and ultimate qualification of a subcontractor to test our RF components could be costly and increase our cost of revenues. In the second half of 2001, we recorded an impairment charge of $315,000 on some of our existing test equipment as a result of a reduction in demand for our products and the decision to outsource our testing operations. As a result of the impairment charge, our existing test equipment was recorded at our estimate of fair market value as of September 30, 2002. To the extent that the proceeds, if any, from the ultimate disposition of our test equipment are less than the recorded value of such equipment, we would incur a charge to cost of revenues. Such a charge could have a material adverse effect on our gross margin and results of operations.

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

We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, substantially all of our net revenues in 2001 and the first nine months of 2002 were attributable to products packaged by three subcontractors. Relatives of our founding stockholders own one of these packaging firms, MPI Corporation in Manila, Philippines. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly MPI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, have accounted for a significant portion of our sales. In the three months ended September 30, 2002, sales through Richardson Electronics Laboratories represented 37% of our net revenues and sales through Avnet Electronics Marketing represented 15% of our net revenues. Our contracts with these distributors do not require them to purchase our products and may be terminated by them at any time without penalty. If our distributors fail to successfully market and sell our products, our revenues could be materially adversely affected. The loss of either of our current distributors and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

We depend on Ericsson for a significant portion of our revenues. The loss of Ericsson as a customer or a decrease in purchases by Ericsson may adversely affect our revenues.

Sales to Ericsson, primarily a direct customer, have recently accounted for a significant portion of our revenues. For example, 13% of our net revenues in the three months ended September 30, 2002 were attributable to direct sales to Ericsson and 12% of our net revenues in the three months ended June 30, 2002 were attributable to direct sales to Ericsson. We expect that we will rely on sales to Ericsson for a significant portion of our future revenues. If we were to lose Ericsson as a customer, or if Ericsson substantially reduced its purchases from us, our business and operating results could be materially and adversely affected.

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

In November 2001, we, various of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). The Plaintiffs, who filed an amended complaint on or about April 19, 2002, bring claims for violation of several provisions of the federal securities laws and seek an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the courts dismissed the officer defendants from the action without prejudice. We believe that the allegations against us are without merit and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows. Even if we are entirely successful in defending this lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

We may encounter difficulties managing our business in an economic downturn.

We are currently experiencing a slowdown in the economy and in the telecommunications industry in particular. Our net revenues decreased from $34.6 million in 2000 to $19.8 million in 2001 and from $16.3 million in the nine months ended September 30, 2001 to $14.9 million in the nine months ended September 30, 2002. As a result of this downturn, we incurred restructuring charges of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities in the fourth quarter of 2001. These same trends contributed to our second half of 2001 decision to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets. If the current economic conditions continue or worsen, we may experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. In addition, we may have to take further actions to restructure our operations, including, but not limited to, further workforce reductions, further consolidation of facilities, eliminating product lines or disposing of certain equipment, any of which would have a material adverse effect on our results of operations.

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

A significant portion of our direct sales and sales through our distributors were to foreign purchasers, particularly in countries located in Asia and Europe. International direct sales approximated 44% of our net revenues in the three months ended September 30, 2002. Based on information available from our distributors, products representing approximately 56% of our total distribution revenues, representing approximately 30% of our net revenues, were sold by our distributors to international customers in the three months ended September 30, 2002. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

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

At September 30, 2002, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, short-term investments and long-term investments. For example, a 1% increase or decrease in interest rates would increase or decrease our annual interest income by approximately $321,000.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Change in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Independent Accountant Services

We currently engage Ernst & Young LLP as our independent auditors. In addition to the audit services they provide with respect to our annual audited consolidated financial statements included in our Annual Reports on Form 10-K and certain other filings with the Securities and Exchange Commission, Ernst & Young LLP has provided us in the past and may provide in the future other non-audit services, such as the preparation and review of our tax returns, tax consultation services, review of and provision of consents for registration statements and accounting consultations unrelated to audits. Our audit committee has pre-approved the other audit related and non-audit related services currently being provided to us by Ernst & Young LLP, as listed above. We intend to have our audit committee pre-approve any future provision of audit or non-audit services by our independent auditors.

Part II-Other Information

Item 1.  Legal Proceedings

In November 2001, we, various of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). The Plaintiffs, who filed an amended complaint on or about April 19, 2002, bring claims for violation of several provisions of the federal securities laws and seek an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the courts dismissed the officer defendants from the action without prejudice.We believe that the allegations against us are without merit and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows. Even if we are entirely successful in defending this lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of September 30, 2002, approximately $21.5 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, and fund our operating activities, acquisition of Xemod and investment in GCS. The remaining $28.3 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 3.  Defaults Upon Senior Securities

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5:  Other Information

None

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section #906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

The Company filed a current report on Form 8-K dated September 25, 2002 to report, under Item 2 thereof, that the Company has acquired Xemod Incorporated, a California corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRENZA MICRODEVICES, INC.

DATE: November, 13 2002	/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: November, 13 2002	/s/ Thomas Scannell
THOMAS SCANNELL
Vice President, Finance and Administration,
Chief Financial Officer and Assistant Treasurer

Certifications

I, Robert Van Buskirk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sirenza Microdevices, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial

data	and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Robert Van Buskirk
Robert Van Buskirk Chief Executive Officer

I, Thomas Scannell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sirenza Microdevices, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas Scannell
Thomas Scannell Chief Financial Officer