Form 10-K
period 2002-12-31
SIRENZA MICRODEVICES INC
filed 2003-03-31
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Registrant’s common stock on June 30, 2002, as reported on the Nasdaq National Market, was approximately $29,272,872 (affiliates being defined, for these purposes only, as directors and executive officers of the registrant and holders of 5% or more of the registrant’s outstanding common stock).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

There were 30,006,632 shares of the Registrant’s common stock issued and outstanding on February 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT RELATED TO ITS 2003 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED SUBSEQUENT TO THE DATE HEREOF, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K TO THE EXTENT STATED THEREIN.

PART I

Item 1.    Business

Overview

Sirenza Microdevices is a leading designer of high performance radio frequency (RF) components for communications equipment manufacturers. Sirenza’s products optimize the transmission and reception of high-frequency voice and data signals in network infrastructure applications. These include mobile wireless applications, such as cellular and mobile data networks; fixed wireless applications, such as local-area and wide-area site-to-site data networks; and broadband wireline applications, such as coaxial cable and fiber optic networks. Sirenza’s products are also used in terminal applications, such as cable television set-top boxes and wireless video transmitters. The performance of the RF section of communications equipment—which is used to convert, process and amplify the high frequency signals that transmit voice or data—has a significant influence on the overall performance of such communications systems.

Sirenza offers a broad line of products that range in complexity from discrete components to integrated circuits and multi-component modules. Sirenza believes its products are well suited for existing and future communications networks which are expected to be increasingly centered on data transmission in addition to voice. Sirenza has adopted a fabless operating model. Sirenza outsources the manufacturing of its semiconductor wafers to several wafer fabrication facilities, or third-party wafer fabs, that use leading-edge process technologies. Sirenza focuses internally on its RF design and development expertise and selects what it believes to be the optimal process technology for any given application without the constraint of a captive wafer fab facility. Sirenza’s fabless operating model, combined with its proven core competencies in RF components design, packaging and test, gives Sirenza the flexibility necessary to deliver a comprehensive line of high quality products at compelling prices to Sirenza’s customers.

On September 11, 2002, Sirenza acquired Xemod Incorporated, a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double diffused transistor technology. The purchase price was approximately $4.9 million in cash and accrued transaction costs, with additional cash consideration of up to approximately $3.4 million to be paid upon the execution by April 9, 2003 by Sirenza of a qualified supply, development or licensing agreement with regard to the technology developed by Xemod. To be a qualified agreement, the agreement must provide for revenues to Sirenza or its subsidiary with a net present value (using a discount rate of 4%) of at least $3.5 million, provide for a payment of at least $2.5 million to Sirenza upon execution and otherwise be reasonably acceptable to Sirenza. The additional amount payable of between zero and the maximum noted above is determined by applying a formula to the net present value of the revenue to Sirenza provided for by the qualified agreement. As of March 18, 2003, a qualified agreement had not been executed. The acquisition is intended to strengthen Sirenza’s product portfolio of RF components, in particular, high power amplifier products.

On December 2, 2002, Sirenza entered into an asset purchase agreement with Vari-L, a designer and manufacturer of RF and microwave components and devices for use in wireless communications. The asset purchase is anticipated to close in the second quarter of 2003. The consummation of the transactions contemplated by the asset purchase agreement is subject to the approval of the shareholders of Vari-L, the effectiveness of a registration statement of Sirenza on Form S-4, as declared by the Securities and Exchange Commission and other customary closing conditions.

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

Communications service providers continue to make investments in network infrastructure to enable and enhance connectivity for today’s information-driven economy. Wireless and broadband wireline communications service providers are expanding capacity and offering a broader range of services to support the changing needs of users. Competitive pressures are also requiring service providers to offer increased bandwidth and to reduce operating costs. In the case of wireless networks, communications service providers must support a rapidly growing number of subscribers and the subscribers’ demands for more expanded service. In addition, wireless network operators are adopting and have announced plans to adopt new standards such as second generation overlay standards, or 2.5G, and third generation, or 3G, standards that enable the migration from voice-only to integrated voice and high-speed data services, which are not fully supported by today’s installed infrastructure.

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

Many RF component suppliers have made significant investments in their own wafer fabs. These wafer fabs are typically based on a single process technology. A process technology is a method of manufacturing semiconductor devices and circuits using a given wafer material. As a result, RF component suppliers with wafer fabs generally focus most of their attention on developing products using their own process technology even if another process may be more appropriate for a given application. To adopt one of these other process technologies, these component suppliers would have to migrate their current facility to the other technologies, make significant capital investments in new wafer fabs or would have to develop relationships with merchant wafer fabs. Because all of these steps are expensive and time consuming, most RF component suppliers resist changing process technologies. As a result, many of these component suppliers do not offer the broadest range of products or may offer sub-optimal products for certain applications.

Manufacturers of communications infrastructure equipment, such as base stations used by wireless service providers, require components that are optimized for a feature known as linearity. Linearity is a measure of signal quality. Many RF component suppliers have optimized their products for power efficiency at the expense of linear performance, making these products well suited for battery-powered, portable applications, but not optimal for infrastructure applications. Sirenza believes these suppliers would require new design techniques, process technologies and testing capabilities to modify their products to address the market for infrastructure equipment.

Sirenza believes that there is a substantial market opportunity for a third-party supplier of high performance RF components who can meet the needs for flexibility, performance and value required by communications equipment manufacturers.

Sirenza’s Solution

Sirenza designs, develops and markets a broad range of RF components using leading process technologies for use in wireless and broadband wireline communications infrastructure equipment. Sirenza’s products are designed to provide the following competitive benefits to communications equipment manufacturers:

Optimal solutions.    The combination of Sirenza’s design expertise and access to several leading process technologies enables Sirenza to deliver products which match the needs of its customers and provide the appropriate characteristics for the intended application. Sirenza’s fabless operating model provides it with the flexibility to use multiple process technologies. Because each process technology has a different impact on characteristics such as linearity, frequency, operating voltage, output power, noise suppression and heat dissipation, the selection of a process technology is critical to the function of a component. Sirenza’s components are designed to optimize functionality by selecting the process technology that provides the appropriate characteristics for the intended application. This approach also enables Sirenza to quickly adapt to changes in product specifications or market requirements.

High performance for infrastructure applications.    Sirenza designs its products specifically for communications infrastructure equipment. Sirenza has made engineering trade-offs in favor of design characteristics that are most important to infrastructure equipment manufacturers. Sirenza’s products are particularly well suited for communications equipment that requires high capacity, clear signals, longer product life and an extended transmit and receive range.

Product and technology breadth.    Sirenza’s product portfolio includes a broad line of products that range in complexity from discrete components to integrated circuits and multi-component modules designed to meet the varied needs of its customers. Sirenza also offers a wide range of products based on different process technologies. The availability and breadth of its product portfolio facilitate efficient customer sourcing and improve time to market for communications equipment manufacturers.

Price performance.    Sirenza believes that its combination of product quality and high performance at competitive prices makes its products a compelling value proposition for its customers.

Sirenza faces competitive factors in each of its markets and refers you to the section below entitled “Competition” for a discussion of those factors.

Sirenza’s Strategy

Sirenza’s objective is to become the leading designer and supplier of RF components for wireless and broadband wireline communications infrastructure equipment. Sirenza intends to achieve this objective by providing a comprehensive portfolio of high performance and high value RF components optimized for their target applications. Sirenza’s strategy consists of the following elements:

Offer a wide range of products for the mobile and fixed wireless, wireline and terminals markets.    From 2000 to 2001, Sirenza operated under two business segments: the Standard Products segment and the Wireless

Infrastructure Products segment. At the beginning of 2002, in response to the changes in the marketplace, Sirenza reorganized to focus on end markets. As a result of this reorganization, Sirenza operated in three business segments through the date of the acquisition of Xemod. As a result of the Xemod acquisition, Sirenza now operates in four business segments. First is the Wireless Applications business area. This business area is responsible for all wireless infrastructure activity, excluding both standard and specialized high power amplifier products. Second is the Wireline Applications business area. This business area is responsible for the development and marketing of wireline components to both cable television and fiber optics markets. Third is the Terminals business area. This business area focuses on customers who use the Company’s products for applications outside of Sirenza’s core markets of wireless and wireline infrastructure, such as cable television set-top boxes and wireless video transmitters. Last is the Integrated Power Products business area. This business area focuses on high power amplifier module products featuring Xemod’s proprietary LDMOS semiconductor technology for the wireless communication and networking infrastructure markets.

Leverage Sirenza’s fabless operating model.    Sirenza’s fabless model gives Sirenza the flexibility to design products that are tailored for the intended application. By avoiding the administrative and capital-intensive burden of operating a captive wafer manufacturing facility, Sirenza intends to continue to maintain the flexibility to adopt and leverage emerging process technologies. Sirenza believes this approach is unique in the RF components industry and plan to leverage the advantages it provides to offer optimized solutions for Sirenza’s target markets.

Continue to invest in Sirenza’s technology and product quality.    Sirenza will continue to invest in research and development in the areas of semiconductor materials, device modeling, RF circuit design, packaging technology, and test and measurement. Sirenza will also maintain and extend a rigorous quality assurance program to ensure the highest product quality. Sirenza’s quality program includes periodic qualification testing of products, including extended lifetime testing under accelerated temperature and other operating conditions, designed to simulate more extreme operating conditions than would be encountered in most practical applications.

Strengthen strategic technology and supplier relationships.    Sirenza has formed supplier relationships with Atmel, TriQuint Semiconductor, TRW, Global Communication Semiconductors (GCS) and RF Micro Devices and is engaged in joint development efforts with GCS. In addition, in March 2002, Sirenza made a strategic investment of $7.5 million in Series D-1 Preferred Stock of GCS. Although there is no formal supply agreement associated with this investment, it is intended to strengthen Sirenza’s existing supply relationship with GCS. In addition, Sirenza’s President joined GCS’ seven-member board of directors. Sirenza plans to further strengthen these relationships by continuing to engage in co-development projects on new products and adaptations of existing products. Sirenza also has established and will seek to establish strategic technology and supplier relationships with additional third-party wafer fabs as new process technologies emerge and to secure additional fabrication capacity.

Recruit the best talent available.    The market for experienced RF designers and application engineers remains highly competitive. Sirenza’s strategy is to attract the best talent by offering the opportunity to work with leading design and process technologies and the flexibility to work at any of its design centers. Sirenza has design centers in Torrance and Sunnyvale, California, Tempe, Arizona, Ottawa, Canada, and Richardson, Texas. By locating its design centers in areas that have significant numbers of RF-related businesses, Sirenza believes it is better able to recruit experienced engineers locally. Sirenza plans to continue to recruit experienced RF engineers at its existing design centers and will consider opening additional design centers as warranted. If the Vari-L asset sale is consummated, Sirenza intends to relocate its manufacturing and general and administrative functions from Sunnyvale, California to Denver, Colorado.

Maintain Sirenza’s distribution channels and continue to expand Sirenza’s direct marketing and sales force.    Sirenza has long-standing relationships with its two worldwide distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, and plans to continue marketing its products through them. In 2001 and

2002, Sirenza invested significant time and effort in upgrading its direct sales and marketing efforts and improving the strength of its external sales representative network. In 2002, Sirenza has leveraged this investment to further penetrate targeted groups of communications equipment manufacturers. Sirenza believes this approach will enable it to work more closely with these customers to gain a better understanding of, and more effectively meet, their needs. In 2003, Sirenza hopes to leverage these investments into significantly better penetration of major customer accounts.

Products

Sirenza sells RF components used in the infrastructure of mobile wireless, broadband wireline and fixed wireless communications networks. RF components include low noise and power amplifier modules and ICs, drivers, pre-drivers, mixers, modulators, demodulators, upconverters and downconverters. They convert, process and amplify the high frequency signals that carry the information to be transmitted or received.

The following is a simplified illustration of the RF subsystems in the transmitter and receiver sections of a typical communication system:

Sirenza’s current product offerings address key functions in the transmit and receive section of a typical communication system and include:

Amplifier Products.    These are components in the receiver section of an RF system that receive signals from an antenna at extremely low levels and amplify these signals. Due to the low noise characteristics of Sirenza’s amplifiers, they can be used to amplify very weak signals. A pre-driver amplifier is a component in the transmitter section that provides the first stage of amplification in a power amplifier chain. These amplifiers take very weak transmitted signals and amplify them. A driver takes the amplified signals from a pre-driver and further amplifies these signals before transmitting them to the last stage of amplification. Sirenza’s pre-drivers and drivers determine the overall ability of an RF subsystem to work with signals of different strengths with minimum distortion.

Power Amplifier Products.    A power amplifier is a key component in the transmitter section that provides the required stages of RF amplification in a power amplifier chain. Sirenza’s power amplifier modules and IC products determine the overall ability of an RF subsystem to transmit signals with minimum signal distortion.

Discrete Device Products.    These are transistors which contain minimal circuitry and are used as building blocks in a variety of component applications such as oscillators, mixers and active circuits. Important attributes of Sirenza’s discrete devices are wide frequency range, low noise and low power consumption. Such devices are used throughout an RF subsystem.

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

Process Technologies

Sirenza has expertise in designing and manufacturing RF components in multiple process technologies. Currently, Sirenza primarily uses four process technologies for its product designs in order to meet the price and performance requirements of its customers. These process technologies are:

Gallium arsenide heterojunction bipolar transistor (GaAs HBT).    Sirenza uses GaAs HBT technology for applications that require high linearity and low power consumption.

Silicon germanium heterojunction bipolar transistor (SiGe HBT).    Sirenza uses SiGe HBT for processing more integrated and complex components which require increased semiconductor area.

Indium gallium phosphide heterojunction bipolar transistor (InGaP HBT).    Sirenza uses InGaP for products that require higher frequency, improved linearity, enhanced noise performance or greater reliability.

Lateral double diffused metal oxide semiconductors (LDMOS).    Sirenza uses LDMOS silicon technology for applications that require high power, high linearity and high reliability levels.

Customers

Sirenza sells its products worldwide through U.S.-based distributors and through Sirenza’s direct sales force. Sirenza’s products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by Sirenza’s distributors or by Sirenza. Sales to customers located in the United States represented approximately 57%, 75% and 93% of net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to customers located outside of the United States represented 43%, 25%, and 7% of net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to customers located in Sweden represented 15% of net revenues for the years ended December 31, 2002. Sales to customers located in the United Kingdom represented 10% of net revenues for the years ended December 31, 2001.

Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing, accounted for a substantial portion of Sirenza’s net revenues in 2002. Sales to Richardson Electronics Laboratories represented 37% of net revenues in 2002. Sales to Avnet Electronics Marketing represented 16% of net revenues in 2002. In addition, sales to one direct customer, Ericsson, represented 13% of net revenues in 2002. Four of Sirenza’s customers, Richardson Electronics Laboratories, Minicircuits Laboratories, Avnet Electronics Marketing and Pace Micro Technology, PLC, accounted for 39%, 19%, 16% and 10% of net revenues, respectively, for the year ended December 31, 2001. Three of Sirenza’s customers, Richardson Electronics Laboratories, Minicircuits Laboratories and Avnet Electronics Marketing, accounted for 39%, 31% and 20% of net revenues, respectively, for the year ended December 31, 2000.

For a description of Sirenza’s revenues by business segment and its revenues and long-lived assets by geographic region during the last three fiscal years and other information regarding Sirenza’s business segments, see Note 14 to Sirenza’s Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Sales, Marketing and Customer Support

Sirenza sells its products worldwide through Sirenza’s direct sales force and through U.S.-based distributors. In the past, Sirenza also sold its products through a private label reseller who sold Sirenza’s products under its brand name, although there were no sales to this reseller in 2002. Sirenza’s products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by Sirenza or Sirenza’s distributors. Each of these channels is supported by Sirenza’s customer service and marketing communication functions. Sirenza’s marketing efforts are designed to create awareness for its products within its target markets and to support its direct and indirect sales efforts. Sirenza uses an integrated mix of marketing activities including trade journal advertisements, and public relations and promotional events such as tradeshows, seminars and technical conferences.

Sirenza believes that sales through its distribution and direct sales channels will continue to account for a significant amount of its revenues in the future. In 2001, Sirenza invested significant time and effort into developing its direct sales and marketing capabilities and in strengthening its external sales representative network. In 2002, Sirenza has leveraged this investment to further penetrate targeted groups of communications equipment manufacturers. Sirenza believes this approach will enable it to work more closely with these customers to gain a better understanding of, and more effectively meet, their needs.

Sirenza’s products are highly technical and Sirenza’s customers frequently consult with Sirenza to select a component for a given application, determine product performance under specified conditions unique to their system, or test a product for new applications. To meet the needs of its customers, Sirenza provides support in all stages of the sales process, from concept definition and product selection to post-sale support. These services are provided by Sirenza’s applications engineering organization, which works closely with Sirenza’s sales organization in all pre- and post-sale activities. Sirenza intends to continue to invest in expanding Sirenza’s applications engineering organization to assist Sirenza’s customers.

As of December 31, 2002, Sirenza had 24 employees in its sales and marketing organization, including four application engineers.

Operations

Sirenza’s products are designed at its five design centers located in North America. Sirenza applies its expertise in packaging during the design phase to ensure that its RF components meet high performance standards. The relationship between a circuit and its package is critical to the reliability and electrical performance of RF components.

Sirenza outsources the fabrication of its semiconductor wafers to several independent wafer fabs generally through supply agreements that provide Sirenza with multi-year supply commitments. To date, Sirenza has relied on three principal third-party wafer fabs as follows:

•	TRW for GaAs HBT;

•	Atmel for SiGe HBT; and

•	Nortel Networks for InGaP HBT.

In addition, Sirenza utilizes TriQuint Semiconductors for certain discrete devices. RF Micro Devices, GCS, and others also manufacture limited quantities of semiconductor wafers for Sirenza. Sirenza expects each of GCS and RF Micro Devices to become a more significant supplier of wafers for Sirenza in the future, assuming that demand increases for Sirenza’s products using their specific manufacturing process.

With the exception of Nortel Networks, Sirenza’s supply agreements with Sirenza’s principal third-party wafer fabs feature access at fixed prices which are typically re-negotiated annually. These contracts typically feature commitments to provide Sirenza with sufficient wafers at mutually agreeable prices to continue Sirenza’s business in the case that any of Sirenza’s foundries decide to discontinue their fabrication processes. Sirenza has similar arrangements in place with its two newest foundries GCS and RF Micro Devices.

Nortel Networks has notified Sirenza that they are changing their fabrication process. As a result, Nortel Networks will no longer be able to support Sirenza’s products. Sirenza is transferring the fabrication of the products made at Nortel Networks to GCS who has a comparable fabrication process to support Sirenza. These products will require minor design changes as Sirenza transitions to the GCS fabrication process.

Sirenza has unconditional purchase obligations under some of its supply agreements. Because the products Sirenza is purchasing are unique to Sirenza, Sirenza’s agreements with these suppliers prohibit cancellation of its orders subsequent to the production release of the products in Sirenza’s suppliers’ manufacturing facilities, regardless of whether Sirenza’s customers cancel orders. At December 31, 2002, Sirenza had approximately $834,000 of unconditional purchase obligations.

Following production of wafers by Sirenza’s third-party wafer fabs, Sirenza performs wafer inspection at Sirenza’s offices in Sunnyvale, California. As a result, Sirenza is able to ensure that the wafers meet high standards of reliability required for their use in communications equipment. Semiconductor packaging is then outsourced to five offshore subcontractors and packaged components are returned to Sirenza’s offices in Sunnyvale, California for final testing, quality assurance, and tape and reel assembly for final shipment. Sirenza intends to begin outsourcing a portion of its production testing operations once unit volumes increase to a level that makes outsourcing economically attractive to subcontractors.

Research and Development

Sirenza focuses its research activities in the areas of semiconductor materials, device modeling, RF circuit design, packaging technology, and test and measurement. In the area of semiconductor materials, Sirenza is focusing its research efforts on emerging semiconductor materials that offer high linearity and low power consumption critical for digital communications networks. In the area of device modeling, Sirenza is expanding its library of device models which predict the performance of a transistor within a circuit design.

Sirenza’s circuit design efforts are focused on developing products that provide repeatable performance and reliability and that are easy to use in communications equipment design. Sirenza’s products generally incorporate integrated matching structures, eliminating the need for additional external components and providing stable performance over a range of temperatures and varying supply voltages. Sirenza also works closely with its third-party wafer fabs to design test circuits for new process technologies.

In the area of packaging technology, Sirenza is developing specialized packages that offer both high frequency performance and efficient heat dissipation. Sirenza also works closely with its packaging subcontractors to research new package designs and materials.

Sirenza’s proprietary test and measurement techniques coupled with its packaging expertise complete its back-end, or production, competency. Sirenza has a number of high-speed automatic component testers that are capable of recording high frequency data at extremely high throughput rates using Sirenza’s proprietary software. Sirenza intends to continue to increase throughput rates by developing new test software that accelerates data recording while adding the ability to measure additional test parameters.

Sirenza’s principal development work is concentrated on expanding the number of products it can offer to the wireless infrastructure OEM’s and introducing products to the wireline infrastructure OEMs. A key factor in this development work is to design products with improved functionality by selecting the process technology that provides the optimal performance and price for its customers. Sirenza’s ability to align its design expertise with leading process technologies enables Sirenza to focus and adapt its research and development efforts to keep pace with changing market requirements.

In 2000 and 2001, Sirenza invested a portion of its research and development dollars into developing three products for the fiber optic infrastructure market and several highly integrated multi-component modules for the wireless infrastructure market. Although Sirenza started marketing several of these products in 2001, the depressed condition of the telecommunication industry in 2001 resulted in low demand for these kinds of products. In 2002, Sirenza continued its research and development efforts and marketing efforts in fiber optics products at a low level, positioning the products for when the market for fiber optic components improves.

At December 31, 2002, Sirenza had 37 employees in its research and development organization. Sirenza incurred research and development expenses of approximately $7.0 million in 2002, $8.8 million in 2001 and $8.0 million in 2000.

Competition

The RF semiconductor industry is intensely competitive in each of the markets Sirenza serves. Competition in each market is driven by the:

•	ability to design products that meet customers’ price and performance requirements in a sufficient quantity and in a timely manner,

•	quality of customer service and technical support, and

•	availability and breadth of product offerings.

In each of the markets that Sirenza serves, it competes primarily with other suppliers of high performance RF components such as Agilent, Anadigics, Infineon, M/A-COM, Minicircuits Laboratories, NEC, RF Micro Devices, Skyworks, TriQuint Semiconductor and WJ Communications. Sirenza does not believe that any one of these competitors has a dominant position in any of the markets that Sirenza serves.

In the market for wireless base stations, in addition to the component suppliers named above, Sirenza also competes with current and potential communications equipment manufacturers who manufacture RF components internally, such as Ericsson, Lucent, Motorola and Nortel Networks.

Sirenza emphasizes the following points in competing with other RF suppliers:

Performance for price paid.    Sirenza focuses on delivering RF components with better technical performance and in particular better linearity than its competitors for the price paid.

Customer support.    RF parts are complicated devices and application support for designing the parts into customer end products is very important. Sirenza has focused on providing technical support to its customers’ design engineers.

Broad array of products.    Sirenza strives to offer its customers a broad array of products using multiple manufacturing processes to meet their technical needs. This allows customers to reduce the number of their suppliers and thereby reduce costs.

In those situations where Sirenza has lost business to a competitor in the past, Sirenza believes that the primary reasons was a specific customer requirement or desire for a particular technical feature of a competitor’s product. Other reasons for losing business to a competitor that Sirenza has encountered include a customer’s desire to maintain a current relationship with a competitor, lower pricing of a competitor’s product, and a customer’s desire to deal with a competitor who may have greater financial, manufacturing and marketing resources than Sirenza.

Sirenza expects increased competition from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. Sirenza’s failure to successfully compete in its markets would have a material adverse effect on its business, financial condition and results of operations.

Intellectual Property

Although Sirenza has 18 U.S. patents and 4 foreign patents issued, as well as current patent applications pending, Sirenza primarily relies upon a combination of copyright, trade secret and trademark laws to protect its proprietary technology. Sirenza intends to seek patent protection for its future products and technologies where appropriate and to protect its proprietary technology under U.S. and foreign laws affording protection for integrated circuit designs, trademarks and trade secrets. Although Sirenza anticipates that patent protection will become more important for future products and technologies under development, it does not believe that any of its issued or pending patents are material to its current products and technologies. Third-party wafer fabs own the patents for the current process technologies used in the manufacture of Sirenza’s wafers.

With respect to trademarks, Sirenza considers its trademark in its name “Sirenza Microdevices” material to its business. Sirenza has sought registration with the United States Patent and Trademark Office (USPTO) and in the European Union for this trademark and the trademark has been published, although not yet registered, by both the USPTO and the European Union. When registered in the U.S., a trademark is effective for a ten year period, with indefinite renewal periods of ten years, subject to continued use of the mark. Until such trademark becomes registered, Sirenza relies on common law protection for this trademark.

To protect its trade secrets, technical know-how and other proprietary information, Sirenza’s employees are required to enter into agreements providing for the maintenance of confidentiality and assignment of rights to inventions made by them while employed by Sirenza. Sirenza also enters into non-disclosure agreements to protect its confidential information delivered to third parties and control access to and distribution of Sirenza’s proprietary information. Despite Sirenza’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use Sirenza’s products or technology or to develop products with the same functionality as Sirenza’s products. Monitoring unauthorized use of Sirenza’s proprietary information is difficult and Sirenza cannot be certain that the steps it has taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States.

Although Sirenza relies on copyright, trade secrets, patents and trademark law to protect its technology, Sirenza believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Sirenza can give no guarantee that others will not develop products or technologies that are similar or superior to Sirenza’s products and technologies.

Backlog

At December 31, 2002, Sirenza’s backlog was approximately $1.7 million, compared to $1.5 million at December 31, 2001. Sirenza includes in its backlog all accepted product purchase orders for which delivery has been specified within one year, including orders from distributors. Of the $1.7 million in total backlog as of December 31, 2002, $1.1 million was attributable to purchase orders by Sirenza’s distributors. Sirenza does not recognize revenue from sales through Sirenza’s distributors until the distributor has sold Sirenza’s product to their customer. Product orders in Sirenza’s backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Sirenza’s backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

Employees

As of December 31, 2002, Sirenza had 121 full time employees, including 24 in sales and marketing, 37 in research and development, 41 in operations and 19 in general and administrative functions. None of Sirenza’s employees are subject to a collective bargaining agreement, and Sirenza believes that its relations with Sirenza’s employees are good.

Web Site Postings

Sirenza makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission available to the public free of charge through its website as soon as reasonably practicable after making such filings. Sirenza’s website can be accessed at the following address: www.sirenza.com. The information found on Sirenza’s website or that may be accessed through Sirenza’s website is not a part of this report and is not incorporated herein by this reference.

Risk Factors

Set forth below and elsewhere in this annual report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report on Form 10-K.

Any acquisitions of companies or technologies by Sirenza, including Sirenza’s proposed acquisition of Vari-L’s assets, may result in distraction of Sirenza’s management and disruptions to Sirenza’s business.

Sirenza may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise, as was the case in the third quarter of 2002 when Sirenza acquired Xemod Incorporated. From time to time, Sirenza may engage in discussions and negotiations with companies regarding the possibility of its acquiring or investing in their businesses, products, services or technologies, as was the case in the fourth quarter of 2002 when Sirenza announced its entry into the asset purchase agreement with Vari-L. Sirenza may not be able to identify suitable acquisition or investment candidates in the future, or if it does identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If Sirenza acquired or invested in another company, it could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for Sirenza. These difficulties could disrupt Sirenza’s ongoing business, distract its management and employees, increase its expenses and adversely affect its results of operations. Furthermore, Sirenza may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to Sirenza’s existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect Sirenza’s consolidated results of operations.

In September 2002, Sirenza completed its acquisition of Xemod, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. Sirenza evaluates and may enter into other acquisitions or investment transactions on an ongoing basis. The recent acquisition of Xemod and the proposed acquisition of substantially all of Vari-L’s assets increase both the scope and consequence of ongoing integration risks. Sirenza may not successfully address the integration challenges in a timely manner, or at all, and Sirenza may not realize the anticipated benefits or synergies of either transaction, or of any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties. For example, to the extent that the closing of the proposed acquisition of Vari-L’s assets is delayed for any reason, Sirenza and Vari-L will also be delayed or prevented from realizing any cost savings they hope to achieve by consolidating their operations. Similarly, to the extent that future demand by OEMs for integration by component suppliers is lower than expected or fails to materialize, Sirenza may not realize many of the strategic advantages it hopes to achieve through the proposed purchase of Vari-L’s assets.

Even if an acquisition or alliance is successfully integrated, Sirenza may not receive the expected benefits of the transaction. Managing acquisitions requires varying levels of management resources, which may divert Sirenza’s attention from other business operations. These transactions also have resulted and may in the future result in significant costs and expenses and charges to earnings. In the case of the Xemod acquisition, these costs and expenses include those related to severance pay, charges from the elimination of duplicative facilities, in-process research and development charges, legal, accounting and financial advisory fees. Moreover, Sirenza has incurred and will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the transaction, and, to the extent the value of goodwill acquired in connection with the transaction becomes impaired, Sirenza may be required to incur material charges relating to the impairment of that asset. In addition, any completed, pending or future transactions may contribute to financial results of the combined company that differ from the investment community’s expectations in a given quarter, and may result in Sirenza’s incurring unanticipated expenses or liabilities associated with the acquired assets or businesses.

Failure to hire and retain key employees could diminish the benefits of the Vari-L asset sale to Sirenza.

The successful integration of the Vari-L assets into Sirenza’s current business operations will depend in part on the hiring and retention of personnel critical to the business and operations of Sirenza and the Vari-L business. Although four officers of Vari-L have signed offer letters with Sirenza effective as of the closing of the asset sale, such agreements are terminable at will by either party. Furthermore, the Vari-L employees to be hired by Sirenza in connection with the asset sale have technical and engineering expertise that is in high demand and short supply. Sirenza may be unable to retain such personnel that are critical to the successful integration of the Vari-L assets, which may result in loss of key information, expertise or know-how and unanticipated additional recruiting and training costs and otherwise diminishing anticipated benefits of the asset sale for Sirenza and its stockholders.

If Sirenza is not successful in integrating Vari-L’s business, Sirenza’s operations may be affected.

Sirenza’s ability to realize some of the anticipated benefits of the asset purchase will depend in part on Sirenza’s ability to integrate the assets purchased from Vari-L into Sirenza’s current operations in a timely and efficient manner. This integration may be difficult and unpredictable because Sirenza’s current products are highly complex and have been developed independently from those of Vari-L. Successful integration requires coordination of different development and engineering teams. If Sirenza cannot successfully integrate the Vari-L assets with its operations, Sirenza may not realize some of the expected benefits of the asset purchase. In connection with the asset purchase, Sirenza intends to relocate its manufacturing and general and administrative functions from Sunnyvale, California to Denver, Colorado. This move may disrupt Sirenza’s operations, and Sirenza may encounter difficulty in leasing a new site suitable for its needs. Either of these events could materially and adversely effect Sirenza’s business, financial condition or results of operations.

Sirenza’s stock price may be extremely volatile.

Sirenza’s stock price has been highly volatile since its initial public offering. Sirenza expects that this volatility will continue in the future due to factors such as:

•	general market and economic conditions;

•	actual or anticipated variations in operating results;

•	announcements of technological innovations, new products or new services by Sirenza or by its competitors or customers;

•	changes in financial estimates or recommendations by stock market analysts regarding Sirenza or its competitors;

•	announcements by Sirenza or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by Sirenza’s customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	additions or departures of key personnel; and

•	future equity or debt offerings or its announcements of these offerings.

In addition, in recent years, the stock market in general, and the Nasdaq National Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially adversely affect Sirenza’s stock price, regardless of its operating results.

Also, Sirenza’s stock price is currently trading below $5.00, which typically reduces the number of its institutional investors and increases the number of its retail investors. This may have the effect of increased volatility in Sirenza’s stock price.

Sirenza may not meet quarterly financial expectations, which could cause Sirenza’s stock price to decline.

Sirenza’s quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to its industry and the markets for its products, over many of which Sirenza has little or no control. Sirenza operates in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause Sirenza to fail to meet quarterly financial expectations, which could cause its stock price to decline rapidly and significantly. For example, on October 9, 2001 and March 12, 2001, Sirenza publicly announced revised lowered expectations of financial results for the quarters ending September 30, 2001 and March 31, 2001, respectively and the fiscal year ending December 31, 2001. Subsequently, the trading price of Sirenza’s common stock declined, which had a substantial negative effect on the value of any investment in such stock. Factors contributing to the volatility of Sirenza’s stock price include:

•	general economic growth or decline;

•	wireless and wireline industry conditions generally and demand for products containing RF components specifically;

•	changes in customer purchasing cycles and component inventory levels;

•	the timing and success of new product and technology introductions by Sirenza or Sirenza’s competitors;

•	market acceptance of Sirenza’s products;

•	availability of raw materials, semiconductor wafers and manufacturing capacity or fluctuations in Sirenza’s manufacturing yields;

•	changes in selling prices for Sirenza’s integrated circuits due to competitive or currency exchange rate pressures;

•	changes in Sirenza’s product mix;

•	changes in the relative percentage of products sold through distributors as compared to direct sales; and

•	changes in the relative percentage of new products sold compared to older products.

Due to the factors discussed above, investors should not rely on quarter-to-quarter comparisons of Sirenza’s results of operations as indicators of future performance.

Sirenza’s growth primarily depends on the growth of the infrastructure for wireless and wireline communications. If this market does not grow, or if it grows at a slow rate, demand for Sirenza’s products will fail to grow or diminish.

Sirenza’s success will depend in large part on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. Sirenza cannot assure you that the market for these infrastructure products will grow at all. Sirenza continues to observe softness in the wireless and wireline infrastructure markets related to a general economic slowdown, which has impacted its entire segment. There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless and wireline infrastructure. These trends have had an adverse effect on Sirenza’s operations and caused it in the past to lower its previously announced expectations for its financial results, which caused the market price of its common stock to decrease.

These trends contributed to Sirenza’s decision in the fourth quarter of 2001 and 2002 to implement workforce reductions and consolidations of excess facilities resulting in restructuring charges of $2.7 million and $391,000, respectively. These same trends contributed to Sirenza’s decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against its net deferred tax assets, and to the impairment of Sirenza’s investment in GCS in the fourth quarter of 2002 requiring a write-down of the investment by $2.9 million.

If the economic trends described above were to worsen it would likely result in lower sales for Sirenza’s products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by Sirenza to reduce its operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of Sirenza’s operations and the market price of its common stock.

Fluctuations in supply and demand for semiconductor products could adversely impact Sirenza’s business.

The semiconductor industry has historically been characterized by wide fluctuations in supply and demand for semiconductor products. From time to time, demand for semiconductor products has decreased, often in connection with, or in anticipation of, major additions of wafer fabrication capacity or maturing product cycles or due to general economic conditions, as is the case currently.

These trends contributed to Sirenza’s decision in the fourth quarter of 2001 and 2002 to implement workforce reductions and consolidations of excess facilities resulting in restructuring charges of $2.7 million and $391,000, respectively. These same trends contributed to Sirenza’s decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against its net deferred tax assets, and to the impairment of Sirenza’s investment in GCS in the fourth quarter of 2002 requiring a write-down of the investment by $2.9 million.

If the economic trends described above were to worsen it would likely result in lower sales for Sirenza’s products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by Sirenza to reduce Sirenza’s operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of Sirenza’s operations and the market price of its common stock.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of Sirenza’s products.

The markets in which Sirenza and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by Sirenza or its customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, Sirenza’s business will be significantly impacted. For example, in 2001 and 2002 the installation of 2.5G and 3G equipment occurred at a much slower rate than was initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by Sirenza’s customers. For example, in 2001 and 2002 the delay in agreement over certain 3G standards contributed to the delay of the installation of 3G equipment worldwide.

These trends contributed to Sirenza’s decision in the fourth quarter of 2001 and 2002 to implement workforce reductions and consolidations of excess facilities resulting in restructuring charges of $2.7 million and $391,000, respectively. These same trends contributed to Sirenza’s decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against its net deferred tax assets, and to the impairment of Sirenza’s investment in GCS in the fourth quarter of 2002 requiring a write-down of the investment by $2.9 million.

If the economic trends described above were to continue or worsen it would likely result in lower sales for Sirenza’s products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by Sirenza to reduce its operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of Sirenza’s operations and the market price of Sirenza’s common stock.

Sirenza’s reliance on third-party wafer fabs to manufacture Sirenza’s semiconductor wafers may cause a significant delay in its ability to fill orders and limits its ability to assure product quality and to control costs.

Sirenza does not own or operate a semiconductor fabrication facility. Sirenza currently relies on three third-party wafer fabs to manufacture substantially all of its semiconductor wafers. These fabs are TRW for Gallium Arsenide, or GaAs, Atmel for Silicon Germanium, or SiGe, and TriQuint Semiconductors for Sirenza’s discrete devices. A majority of Sirenza’s products sold in 2001 and in 2002 were manufactured in GaAs by TRW and SiGe by Atmel. Atmel is currently Sirenza’s sole source supplier for SiGe wafers and has provided Sirenza with a commitment for a supply of wafers through September of 2004. The supply agreement with TRW provides Sirenza with a commitment for a supply of wafers through December 31, 2003. The loss of one of Sirenza’s third-party wafer fabs, in particular TRW or Atmel, or any delay or reduction in wafer supply, will impact Sirenza’s ability to fulfill customer orders, perhaps materially, and could damage its relationships with its customers, either of which would significantly harm its business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies Sirenza selects for its products and that have sufficient capacity to meet its needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, adversely effecting its results of operations.

Nortel Networks has historically supplied Sirenza with the wafers used in the production of Sirenza’s NGA line of products. These products are manufactured using a process technology called Indium Gallium Phosphide Heterojunction Bipolar Transistor, or InGaP HBT. The NGA product line consists of seven products. In 2002, Sirenza sold approximately $2.2 million of these products, which represented approximately 11% of Sirenza’s sales for that period. Nortel Networks has notified Sirenza that they are changing their fabrication process. As a result, Nortel Networks will no longer be able to support Sirenza’s products. Sirenza is transferring the fabrication of the products made at Nortel Networks to Global Communication Semiconductors, Inc., or GCS, who has a comparable fabrication process. When the transfer is complete, GCS will be Sirenza’s sole source for wafers using the InGaP HBT process technology. These products will require minor design changes as Sirenza transitions to the GCS fabrication process and, to date, Sirenza has not purchased significant quantities of production wafers from GCS. The unsuccessful or delayed transfer of Sirenza’s products to GCS could result in its having an insufficient supply of InGaP HBT wafers that meet its specifications in a timely manner. This would impact Sirenza’s ability to fulfill customer orders, perhaps materially, and could damage its relationships with its customers, either of which would significantly harm its business and operating results.

Sirenza has begun introducing products that are fabricated at RF Micro Devices, or RFMD. The unsuccessful fabrication of these products by RFMD, or Sirenza’s inability to obtain a sufficient supply of these products in a timely manner would impact Sirenza’s ability to fulfill customer orders, perhaps materially, and could damage its relationships with its customers, either of which would significantly harm its business and operating results.

Sirenza’s reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of Sirenza’s components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Sirenza expects that Sirenza’s customers will continue to establish demanding specifications for quality, performance and reliability that must be met by Sirenza’s products. Sirenza’s third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to Sirenza’s newer third-party wafer fabs, particularly GCS and RFMD, which have not yet produced wafers in volume for Sirenza. To the extent Sirenza’s third-party wafer fabs suffer failures or defects, Sirenza could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm Sirenza’s business.

In the past, Sirenza has experienced delays in product shipments from Sirenza’s third-party wafer fabs, quality issues and poor manufacturing yields, which in turn delayed product shipments to Sirenza’s customers and resulted in higher costs of production and lower gross margins. Sirenza may in the future experience similar delays or other problems, such as inadequate wafer supply.

Product quality, performance and reliability problems could disrupt Sirenza’s business and harm Sirenza’s financial condition.

Sirenza’s customers demand that Sirenza’s products meet stringent quality, performance and reliability standards. RF components such as those Sirenza produces may contain undetected defects or flaws when first introduced or after commencement of commercial shipments. Sirenza has from time to time experienced product quality, performance or reliability problems. In addition, some of Sirenza’s products are manufactured using process technologies that are relatively new and for which long-term field performance data are not available. As a result, defects or failures have in the past, and may in the future occur relating to Sirenza’s product quality, performance and reliability. If these failures or defects occur or become significant, Sirenza could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm Sirenza’s business.

Sirenza’s $7.5 million strategic investment in GCS, a privately held semiconductor foundry, could ultimately be further impaired or never redeemed, which could have a material adverse impact on Sirenza’s results of operations.

In the first quarter of 2002, Sirenza converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in GCS, a privately held semiconductor foundry, in exchange for 12.5 million shares of Series D-1 preferred stock valued at $0.60 per share. Sirenza’s total investment of $7.5 million represented approximately 14% of the outstanding voting shares of GCS at that time.

Sirenza accounted for Sirenza’s investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as Sirenza’s investment represents less than 20% of the voting stock of GCS and Sirenza cannot exercise significant influence over GCS. The investment in GCS has been classified as a non-current asset on Sirenza’s consolidated balance sheet.

On a quarterly basis, Sirenza evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of Sirenza’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, the inability of GCS to continue as a going concern and a reduced valuation as determined by a new financing event. If Sirenza determines that an other than temporary decline in value has occurred, Sirenza will write-down its investment in GCS to fair value. Such a write-down could have a material adverse impact on Sirenza’s consolidated results of operations in the period in which it occurs. For example, as of December 31, 2002, Sirenza wrote down the value of its investment in GCS by $2.9 million after determining that GCS had experienced an other than temporary decline in value.

Sirenza’s investment in GCS is also at risk to the extent that Sirenza cannot ultimately sell its shares of Series D-1 preferred stock, for which there is currently no public market. Even if Sirenza is able to sell its Series D-1 preferred stock, the sale price may be less than the price paid, which could have a material adverse effect on Sirenza’s results of operations.

Sirenza is in the process of outsourcing its RF production testing function. Sirenza may not be able to outsource its RF testing function on favorable terms, or at all.

In late 2001, Sirenza made the decision to outsource a significant portion of its RF testing function. Sirenza intends to begin outsourcing a portion of its production testing operations once unit volumes increase to a level that makes outsourcing economically attractive to subcontractors. However, Sirenza may be unable to successfully outsource this function in the near term, or at all. The selection and ultimate qualification of a subcontractor to test Sirenza’s RF components could be costly and increase its cost of revenues. In the second half of 2001, Sirenza recorded an impairment charge of $315,000 on some of its existing test equipment as a result of a reduction in demand for Sirenza’s products and the decision to outsource its testing operations. As a result of the impairment charge, Sirenza’s existing test equipment was revalued to Sirenza’s estimate of market value as of September 30, 2001. To the extent that the proceeds, if any, from the ultimate disposition of Sirenza’s test equipment are less than the recorded value of such equipment, Sirenza would incur a charge to cost of revenues. Such a charge could have a material adverse effect on Sirenza’s gross margin and results of operations.

Sirenza’s reliance on subcontractors to production test its products could cause a delay in Sirenza’s ability to fulfill orders and adversely affect its results of operations.

Sirenza does not know if it will be able to negotiate a long-term contract with a subcontractor to production test its RF components at acceptable prices or volumes. Therefore, in the future, Sirenza may be unable to obtain sufficient high quality or timely RF production testing of its products. In addition, the negotiated pricing may be more expensive than production testing Sirenza’s RF components internally, which could have a material adverse effect on its gross margin and results of operations. The loss or reduction in production testing capacity at this RF testing subcontractor would significantly damage Sirenza’s business.

Sirenza’s components require sophisticated testing techniques. If Sirenza’s potential subcontractor to test RF components is not successful in adopting such techniques, Sirenza could experience increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost revenues, any of which would harm Sirenza’s business.

Sirenza’s reliance on subcontractors to package Sirenza’s products could cause a delay in Sirenza’s ability to fulfill orders or could increase Sirenza’s cost of revenues.

Sirenza does not package the RF components that Sirenza sells but rather relies on subcontractors to package Sirenza’s products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. Sirenza provides the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although Sirenza currently works with five packagers, substantially all of Sirenza’s net revenues in 2001 and 2002 were attributable to products packaged by two subcontractors. Relatives of Sirenza’s founding stockholders own one of these packaging firms, MPI Corporation in Manila, Philippines. Sirenza does not have long-term contracts with its third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future Sirenza may be unable to obtain sufficient high quality or timely packaging of Sirenza’s products. The loss or reduction in packaging capacity of any of Sirenza’s current packagers, particularly MPI, would significantly damage Sirenza’s business. In addition, increased packaging costs will adversely affect Sirenza’s profitability.

The fragile nature of the semiconductor wafers that Sirenza uses in its components requires sophisticated packaging techniques and can result in low packaging yields. If Sirenza’s packaging subcontractors fail to achieve and maintain acceptable production yields in the future, Sirenza could experience increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost revenues, any of which would harm Sirenza’s business.

Sirenza depends on two distributors for a significant portion of Sirenza’s sales, the loss of any one of which would limit Sirenza’s ability to sustain and grow Sirenza’s revenues.

Historically, two distributors, Avnet Electronics Marketing and Richardson Electronics Laboratories, have accounted for a significant portion of Sirenza’s sales. In 2002, sales through Richardson Electronics Laboratories represented 37% of Sirenza’s net revenues and sales through Avnet Electronics Marketing represented 16% of Sirenza’s net revenues. Sirenza’s contracts with these distributors do not require them to purchase Sirenza’s products and may be terminated by them at any time without penalty. If Sirenza’s distributors fail to successfully market and sell Sirenza’s products, Sirenza’s revenues could be materially adversely affected. The loss of either of Sirenza’s current distributors and Sirenza’s failure to develop new and viable distribution relationships would limit Sirenza’s ability to sustain and grow Sirenza’s revenues.

Sirenza depends on Ericsson for a significant portion of Sirenza’s revenues. The loss of Ericsson as a customer or a decrease in purchases by Ericsson may adversely affect Sirenza’s revenues.

Sales to Ericsson, primarily a direct customer, have recently accounted for a significant portion of Sirenza’s revenues. For example, 13% of Sirenza’s net revenues in 2002 were attributable to direct sales to Ericsson. Sirenza expects that it will rely on sales to Ericsson for a significant portion of its future revenues. If Sirenza were to lose Ericsson as a customer, or if Ericsson substantially reduced its purchases from Sirenza, Sirenza’s business and operating results could be materially and adversely affected.

Intense competition in Sirenza’s industry could prevent Sirenza from increasing revenues and sustaining profitability.

The RF semiconductor industry is intensely competitive in each of the markets Sirenza serves and is characterized by the following:

•	rapid technological change;

•	rapid product obsolescence;

•	shortages in wafer fabrication capacity;

•	price erosion; and

•	unforeseen manufacturing yield problems.

Sirenza competes primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Anadigics, Infineon, M/A-COM, Minicircuits Laboratories, NEC, RF Micro Devices, Skyworks, TriQuint Semiconductor and WJ Communications. Sirenza also competes with communications equipment manufacturers who manufacture RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. Sirenza expects increased competition both from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. In addition, many of Sirenza’s current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than Sirenza has. As a result, communications equipment manufacturers may decide not to buy from Sirenza due to their concerns about Sirenza’s size, financial stability or ability to interact with their logistics systems. Sirenza’s failure to successfully compete in its markets would have a material adverse effect on Sirenza’s business, financial condition and results of operations.

If Sirenza fails to introduce new products in a timely and cost-effective manner, Sirenza’s ability to sustain and increase Sirenza’s revenues could suffer.

The markets for Sirenza’s products are characterized by frequent new product introductions, evolving industry standards and changes in product and process technologies. Because of this, Sirenza’s future success will in large part depend on:

•	Sirenza’s ability to continue to introduce new products in a timely fashion;

•	Sirenza’s ability to improve Sirenza’s products and to adapt to new process technologies in a timely manner;

•	Sirenza’s ability to adapt Sirenza’s products to support established and emerging industry standards; and

•	market acceptance of Sirenza’s products.

Sirenza estimates that the development cycles of Sirenza’s products from concept to production could last more than 12 months. Sirenza has in the past experienced delays in the release of new products. Sirenza may not be able to introduce new products in a timely and cost-effective manner, which would impair its ability to sustain and increase its revenues.

Sources for certain components and materials are limited, which could result in delays or reductions in product shipments.

The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. For example, Sirenza relies on limited sources for certain packaging materials. If Sirenza, or Sirenza’s packaging subcontractors, are unable to obtain these or other materials in the required quantity and quality, Sirenza could experience delays or reductions in product shipments, which would materially and adversely affect

Sirenza’s profitability. Although Sirenza has not experienced any significant difficulty to date in obtaining these materials, these shortages may arise in the future. Sirenza cannot guarantee that it would not lose potential sales if key components or materials are unavailable, and as a result, be unable to maintain or increase its production levels.

If communications equipment manufacturers increase their internal production of RF components, Sirenza’s revenues would decrease and Sirenza’s business would be harmed.

Currently, communications equipment manufacturers obtain their RF components by either developing them internally or by buying RF components from third-party distributors or merchant suppliers. Sirenza has historically generated a majority of its revenues through sales of standard components to these manufacturers through its distributors and direct sales force. If communications equipment manufacturers increase their internal production of RF components and reduce purchases of RF components from third parties, Sirenza’s revenues would decrease and Sirenza’s business would be harmed.

Third-party wafer fabs that manufacture the semiconductor wafers for Sirenza’s products may compete with Sirenza in the future.

Several third-party wafer fabs independently produce and sell RF components directly to communications equipment manufacturers. Sirenza currently relies on certain of these third-party wafer fabs to produce the semiconductor wafers for its products. These third-party wafer fabs possess confidential information concerning Sirenza’s products and product release schedules. Sirenza cannot guarantee that they would not use its confidential information to compete with it. Competition from these third-party wafer fabs may result in reduced demand for Sirenza’s products and could damage its relationships with these third-party wafer fabs, thereby harming Sirenza’s business.

Perceived risks relating to process technologies Sirenza may adopt in the future to manufacture its products could cause reluctance among potential customers to purchase its products.

Sirenza may adopt new process technologies in the future to manufacture its products. Prospective customers of these products may be reluctant to purchase these products based on perceived risks of these new technologies. These risks could include concerns related to manufacturing costs and yields and uncertainties about the relative cost-effectiveness of products produced using these new technologies. If Sirenza’s products fail to achieve market acceptance, Sirenza’s business, financial condition and results of operations would be materially adversely affected.

Sirenza has been named in a class action lawsuit alleging that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Sirenza’s initial public offering.

In November 2001, Sirenza, various of Sirenza’s officers and certain underwriters of Sirenza’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Sirenza’s initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit has been coordinated with those actions. Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Sirenza and Sirenza’s named officers are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the courts dismissed the officer defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part the omnibus motion to dismiss. The court’s order dismissed all claims against Sirenza except for a claim brought under Section 11 of the Securities Act of 1933. Sirenza believes that the allegations against it are without merit and intends to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on Sirenza’s consolidated balance sheet, statement of operations or cash flows. Even if Sirenza is entirely successful in defending this lawsuit, Sirenza may incur significant legal expenses and Sirenza’s management may expend significant time in the defense.

Sirenza may encounter difficulties managing its business in an economic downturn.

If the current slowdown in the economy and the telecommunications industry in particular continues or worsens, Sirenza may experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with its customers and vendors and obtaining financing on favorable terms or at all. In addition, Sirenza may have to take further actions to restructure its operations, including, but not limited to, further workforce reductions, further consolidation of facilities, eliminating product lines or disposing of certain equipment, any of which would have a material adverse effect on its results of operations.

If Sirenza loses its key personnel or is unable to attract and retain key personnel, Sirenza may be unable to pursue business opportunities or develop its products.

Sirenza believes that its future success will depend in large part upon its continued ability to recruit, hire, retain and motivate highly skilled technical, marketing and managerial personnel, who are in great demand. Competition for these employees, particularly RF integrated circuit design engineers, is intense. Sirenza’s failure to hire additional qualified personnel in a timely manner and on reasonable terms could adversely affect its business and profitability. In addition, from time to time Sirenza may recruit and hire employees from its customers, suppliers and distributors, which could damage its business relationship with these parties. Sirenza’s success also depends on the continuing contributions of its senior management and technical personnel, all of who would be difficult to replace. The loss of key personnel could adversely affect its ability to execute its business strategy, which could cause its results of operations and financial condition to suffer. Sirenza may not be successful in retaining these key personnel.

Sirenza’s limited ability to protect its proprietary information and technology may adversely affect its ability to compete.

Sirenza’s future success and ability to compete is dependent in part upon Sirenza’s proprietary information and technology. Although Sirenza has patented technology and current patent applications pending, it primarily relies on a combination of contractual rights and copyright, trademark and trade secret laws and practices to establish and protect its proprietary technology. Sirenza generally enters into confidentiality agreements with its employees, consultants, resellers, wafer suppliers, customers and potential customers, and strictly limits the disclosure and use of other proprietary information. The steps taken by Sirenza in this regard may not be adequate to prevent misappropriation of its technology. Additionally, Sirenza’s competitors may independently develop technologies that are substantially equivalent or superior to its technology. Despite Sirenza’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use its products or technology. In addition, the laws of some foreign countries do not protect Sirenza’s proprietary rights to the same extent as do the laws of the United States.

Sirenza’s products could infringe the intellectual property rights of others, and resulting claims against Sirenza could be costly and require it to enter into disadvantageous license or royalty arrangements.

The semiconductor industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although

Sirenza attempts to avoid infringing known proprietary rights of third parties in its product development efforts, it expects that it may be subject to legal proceedings and claims for alleged infringement by it or its licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require Sirenza to enter into royalty or license agreements which are not advantageous to Sirenza. In addition, parties making these claims may be able to obtain an injunction, which could prevent Sirenza from selling its products in the United States or abroad. Sirenza may increasingly be subject to infringement claims as the number of its products grows.

Sirenza’s reliance on foreign suppliers and manufacturers exposes Sirenza to the economic and political risks of the countries in which they are located.

Independent third parties in other countries, primarily in Thailand and the Philippines, package all of Sirenza’s products and two suppliers in Hong Kong provide the majority of the packaging materials used in the production of Sirenza’s components. In addition, Sirenza obtains some of its wafers from one supplier located in Germany. Due to Sirenza’s reliance on foreign suppliers and packagers, Sirenza is subject to the risks of conducting business outside the United States. These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	shipment delays, including delays resulting from difficulty in obtaining export licenses;

•	tariffs and other trade barriers and restrictions;

•	political, social and economic instability; and

•	potential hostilities and changes in diplomatic and trade relationships.

In addition, Sirenza currently transacts business with its foreign suppliers and packagers in U.S. dollars. Consequently, if the currencies of Sirenza’s suppliers’ countries were to increase in value against the U.S. dollar, its suppliers may attempt to raise the cost of Sirenza’s wafers, packaging materials, and packaging services, which could have an adverse effect on Sirenza’s profitability.

A significant portion of Sirenza’s products are sold to international customers either through its distributors or directly by Sirenza itself, which exposes Sirenza to risks that may adversely affect its results of operations.

A significant portion of Sirenza’s direct sales and sales through its distributors were to foreign purchasers, particularly in China, Germany, Korea and Sweden. International direct sales approximated 43% of Sirenza’s net revenues in 2002. Based on information available from Sirenza’s distributors, products representing approximately 56% of Sirenza’s total distribution revenues, representing approximately 30% of its net revenues, were sold by Sirenza’s distributors to international customers in 2002. Demand for Sirenza’s products in foreign markets could decrease, which could have a materially adverse effect on Sirenza’s results of operations. Therefore, Sirenza’s future operating results may depend on several economic conditions in foreign markets, including:

•	changes in trade policy and regulatory requirements;

•	fluctuations in currency;

•	duties, tariffs and other trade barriers and restrictions;

•	trade disputes; and

•	political instability.

Some of Sirenza’s existing stockholders can exert control over Sirenza, and they may not make decisions that reflect the interests of Sirenza or other stockholders.

Sirenza’s officers, directors and principal stockholders (greater than 5% stockholders) together have historically controlled a majority of its outstanding common stock, and Sirenza’s two founding stockholders have historically controlled a significant amount of its outstanding common stock. As a result, these stockholders, if they act together, and Sirenza’s founding stockholders acting alone, will be able to exert a significant degree of influence over Sirenza’s management and affairs and control matters requiring stockholder approval, including the election of all of Sirenza’s directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Sirenza and might affect the market price of its common stock. In addition, the interests of these stockholders may not always coincide with the interests of Sirenza or the interests of other stockholders.

Sirenza’s charter and bylaws and Delaware law contain provisions that may delay or prevent a change of control.

Provisions of Sirenza’s charter and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Sirenza. These provisions could limit the price that investors might be willing to pay in the future for shares of Sirenza’s common stock. These provisions include:

•	division of the board of directors into three separate classes;

•	elimination of cumulative voting in the election of directors;

•	prohibitions on Sirenza’s stockholders from acting by written consent and calling special meetings;

•	procedures for advance notification of stockholder nominations and proposals; and

•	the ability of the board of directors to alter Sirenza’s bylaws without stockholder approval.

In addition, Sirenza’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of Sirenza’s outstanding voting stock. Sirenza is also subject to Section 203 of the Delaware General Corporation Law that, subject to exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that this stockholder became an interested stockholder. The preceding provisions of Sirenza’s charter and bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in Sirenza’s management.

Item 2.    Properties

Sirenza’s headquarters are located in Sunnyvale, California where Sirenza leases an aggregate of approximately 32,000 square feet in two buildings. One lease for approximately 22,000 square feet expired in January 2003 and is currently being rented on a month-to-month basis. The second lease for approximately 10,000 square feet expires in 2005 but is currently not being occupied by Sirenza as a result of its restructuring of operations in the fourth quarter of 2001. For additional information regarding Sirenza’s restructuring of operations, see Note 8 of the Notes to the Consolidated Financial Statements, and for additional information regarding Sirenza’s operating lease commitments, see Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Sirenza also leases approximately 21,000 square feet of office space in Richardson, Texas, of which it only utilizes approximately 50%, and leases approximately 4,200 square feet in Torrance, California, and approximately 3,800 square feet of office space in Ottawa, Canada. Sirenza also leases small offices in Oak Brook, Illinois, China and the United Kingdom. As a result of the acquisition of Xemod, Sirenza assumed Xemod’s lease obligations for approximately 5,000 square feet of office space in Santa Clara, California and approximately 22,000 square feet in Tempe, Arizona. The office space in Santa Clara, California is not being utilized by Sirenza and has been subleased to a third party, but Sirenza remains liable to the landlord for the difference in the monthly rental amount through 2005 and continues to be bound by the existing lease in its entirety. Sirenza currently utilizes approximately 14,000 square feet of the leased space in Tempe, Arizona, although Sirenza continues to be bound by the existing lease in its entirety.

Sirenza’s existing leased facilities exceed Sirenza’s current needs and Sirenza believes that it will be able to obtain additional commercial space as needed. Sirenza does not own any real estate.

Item 3.    Legal Proceedings

In November 2001, Sirenza, various Sirenza officers and certain underwriters of Sirenza’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Sirenza’s initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit has been coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Sirenza and its named officers are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the courts dismissed the officer defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part the omnibus motion to dismiss. The court’s order dismissed all claims against Sirenza except for a claim brought under Section 11 of the Securities Act of 1933. Sirenza believes that the allegations against it are without merit and intends to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on Sirenza’s consolidated balance sheet, statement of operations or cash flows. Even if Sirenza is entirely successful in defending this lawsuit, Sirenza may incur significant legal expenses and Sirenza’s management may expend significant time in the defense.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Sirenza Microdevices Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol “SMDI” since May 25, 2000. The following tables set forth, for the periods indicated, the range of high and low closing prices per share of the common stock as reported on the Nasdaq National Market:

	2002
	High	Low
First quarter	$8.40	$3.81
Second quarter	$6.07	$2.02
Third quarter	$2.00	$1.15
Fourth quarter	$2.06	$1.25

	2001
	High	Low
First quarter	$40.25	$4.84
Second quarter	$16.90	$5.63
Third quarter	$12.30	$3.98
Fourth quarter	$8.29	$3.18

Holders of Record

As of February 14, 2003, there were approximately 207 holders of record of our common stock.

Dividend Policy

We have not declared any dividends on our common stock during the last two fiscal years. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of December 31, 2002, approximately $27.5 million of the net proceeds have been used to purchase property and equipment, make capital lease payments and fund our operating activities. Additionally, the net proceeds have been used in our investing activities, in particular, our acquisition of Xemod, investment in GCS, and proposed acquisition of Vari-L. The remaining $22.3 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 6.    Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 have been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product revenues	$20,710	$19,821	$34,427	$17,248	$7,417
Contract manufacturing revenues	—	—	222	817	814

Total net revenues	20,710	19,821	34,649	18,065	8,231
Cost of revenues:
Cost of product revenues	8,749	17,440	14,651	9,996	4,854
Amortization of deferred stock compensation	138	140	153	140	—

Total cost of revenues	8,887	17,580	14,804	10,136	4,854
Gross profit	11,823	2,241	19,845	7,929	3,377
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $31, $290, $257 and $196 for the years ended December 31, 1999, 2000, 2001 and 2002, respectively	6,960	8,752	7,964	2,274	932
Sales and marketing (exclusive of amortization of deferred stock compensation of $56, $301, $279 and $262 for the years ended December 31, 1999, 2000, 2001 and 2002, respectively	5,043	5,828	5,940	2,951	1,107
General and administrative (exclusive of amortization of deferred stock compensation of $61, $573, $722 and $419 for the years ended December 31, 1999, 2000, 2001 and 2002, respectively	4,914	4,435	4,744	2,089	965
Amortization of deferred stock compensation	877	1,258	1,164	148	—
In-process research and development(1)	2,200	—	—	—	—
Amortization of acquisition related intangible assets(1)	48	—	—	—	—
Restructuring and special charges(1)	279	2,670	(282)	2,990	—
Impairment of investment in GCS(1)	2,900	—	—	—	—

Total operating expenses	23,221	22,943	19,530	10,452	3,004
Income (loss) from operations	(11,398)	(20,702)	315	(2,523)	373
Interest and other income (expense), net	893	3,452	2,353	17	(84)
Provision for income taxes	59	2,336	800	48	10

Net income (loss) applicable to common stockholders	(10,564)	(19,586)	1,868	(2,554)	279
Accretion of mandatorily redeemable convertible preferred stock	—	—	(25,924)	(21,857)	—

Net income (loss) applicable to common stockholders	$(10,564)	$(19,586)	$(24,056)	$(24,411)	$279

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.35)	$(0.67)	$(1.09)	$(1.63)	$0.02

Shares used to compute basic and diluted net income (loss) per share applicable to common stockholders	29,856	29,133	22,032	15,000	15,000

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,874	$15,208	$37,683	$10,965	$217
Working capital (deficit)	21,923	36,811	52,972	7,746	(854)
Total assets	53,964	64,043	82,306	19,719	3,806
Long term obligations, less current portion	143	401	1,010	1,299	813
Mandatorily redeemable convertible preferred stock	—	—	—	38,857	—
Total stockholders’ equity (net capital deficiency)	44,977	54,013	68,624	(27,912)	10

(1)	See Sirenza Notes to Consolidated Financial Statements beginning on page 54 of this annual report on Form 10-K.

Quarterly Results Of Operations

The following table presents a summary of our consolidated results of operations for our eight most recent quarters ended December 31, 2002. The summarized historical quarterly financial data should be read in conjunction with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K. This information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Results of operations for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, except per share data)
Net revenues	$5,771	$5,206	$4,863	$4,870
Gross profit(2)	3,016	2,757	2,891	3,159
Amortization of deferred stock compensation	196	265	208	208
In-process research and development(1)	—	2,200	—	—
Amortization of acquired intangible assets(1)	48	—	—	—
Restructuring charges(1)	391	(112)	—	—
Impairment of investment in GCS(1)	2,900	—	—	—
Loss from operations	(5,194)	(3,970)	(1,235)	(999)
Net loss applicable to common stockholders	(5,101)	(3,738)	(973)	(752)
Basic and diluted net loss per share applicable to common stockholders	$(0.17)	$(0.13)	$(0.03)	$(0.03)
Shares used to compute basic and diluted net loss per share applicable to common stockholders	29,912	29,869	29,862	29,780

	Three Months Ended
	December 31, 2001	September 30, 2001(3)	June 30, 2001	March 31, 2001
	(In thousands, except per share data)
Net revenues	$3,478	$3,188	$5,355	$7,800
Gross profit (loss)	1,088	(4,312)	1,602	3,863
Amortization of deferred stock compensation	217	440	297	304
Restructuring charges(1)	2,670	—	—	—
Loss from operations	(5,436)	(10,344)	(3,260)	(1,662)
Net loss applicable to common stockholders	(5,098)	(12,438)	(1,470)	(580)
Basic and diluted net loss per share applicable to common stockholders	$(0.17)	$(0.42)	$(0.05)	$(0.02)
Shares used to compute basic and diluted net loss per share applicable to common stockholders	29,545	29,447	29,270	28,271

(1)	See Notes to Consolidated Financial Statements beginning on page 54 of this annual report on Form 10-K.
(2)	In the first, second, third and fourth quarters of 2002, we sold inventory products that had been previously written-down of approximately $563,000, $566,000, $726,000 and $716,000, respectively. As the cost basis for previously written-down inventory is less than the original cost basis when such products are sold, cost of revenues associated with the sale is lower, which results in a higher gross margin on that sale. A significant majority of the previously written-down inventory products that were sold in the first, second, third and fourth quarters of 2002 related to a small number of products within two product lines. We recorded provisions for excess inventories for these parts as a result of a rapidly declining demand for these products due to customer program cancellations. Subsequently, we began receiving new orders for these products, which were not anticipated at the time we made the decision to record provisions for excess inventories. We expect to sell previously written-down inventory products in future periods. See Notes to Consolidated Financial Statements beginning on page 54 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 beginning on page 29 of this annual report on Form 10-K.
(3)	As a result of a slowdown in our shipments and reduced visibility regarding our future sales, in the third quarter of 2001 we recorded provisions for excess inventories of $4.5 million and charges reducing the value of certain equipment of $1.5 million, and recorded a valuation allowance of $2.3 million against our net deferred tax assets. See Notes to Consolidated Financial Statements beginning on page 54 of this annual report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or Sirenza’s future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above under “Risk Factors.”

Critical Accounting Policies and Estimates

The discussion and analysis below of Sirenza’s financial condition and results of operations are based upon Sirenza’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Sirenza to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. Sirenza bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Sirenza evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies require the most significant judgments and estimates to be made in the preparation of Sirenza’s consolidated financial statements.

Investments:    In the first quarter of 2002, Sirenza converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in Global Communication Semiconductors, Inc. (GCS), a privately held semiconductor foundry, in exchange for 12.5 million shares of GCS Series D-1 preferred stock valued at $0.60 per share. Sirenza’s total investment of $7.5 million represented approximately 14% of the outstanding voting shares of GCS at the time of the investment. The investment in GCS was within Sirenza’s strategic focus and intended to strengthen Sirenza’s supply chain for InGaP and InP process technologies. In connection with the investment, Sirenza’s President and CEO joined GCS’s seven-member board of directors.

Sirenza accounted for its investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as Sirenza’s investment was less than 20% of the voting stock of GCS and Sirenza cannot exercise significant influence over GCS. The investment in GCS is classified as a non-current asset on Sirenza’s consolidated balance sheet.

On a quarterly basis, Sirenza evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of Sirenza’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ then current business plan, the inability of GCS to continue as a going concern and a reduced valuation as determined by a new financing event. There is no public market for GCS, and the factors mentioned above may require management to make significant judgments about the fair value of such securities. If Sirenza determines that an other than temporary decline in value has occurred, it will write-down its investment in GCS to fair value. Such a write-down could have a material adverse impact on Sirenza’s consolidated results of operations in the period in which it occurs. For example, as of December 31, 2002, Sirenza wrote down the value of its investment in GCS by $2.9 million after determining that GCS had experienced an other than temporary decline in value for reasons described later in this discussion in our comparison of results of operations for 2002 and 2001.

Sirenza’s ultimate ability to realize its investment in GCS in the future may be dependent on the market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets receptivity to liquidity events such as initial public offerings or mergers and acquisition activities.

Loans Receivable:    In the fourth quarter of 2002, Sirenza announced it was in discussions to acquire Vari-L Company, Inc., a designer and manufacturer of RF and microwave components and devices for use in wireless communications. In connection with the acquisition discussions, Sirenza agreed to provide Vari-L with a secured loan facility of up to $5.3 million. The loan facility is secured by substantially all of Vari-L’s assets, including all intangible assets such as patents, trademarks and mask works. In the event Sirenza completes a purchase business combination with Vari-L, all outstanding loans under this facility will be included in the calculation of the purchase price. At each balance sheet date in which loans from Vari-L remain outstanding, Sirenza evaluates the loans for potential impairment. Sirenza’s evaluation includes examining the financial condition of Vari-L, including the availability of Vari-L assets in which Sirenza has a security interest. If Sirenza determines that its loans to Vari-L are impaired, Sirenza will write-down the loan receivable balance to fair value. Such a write-down could have a material adverse impact on Sirenza’s consolidated results of operations in the period in which it occurs. As of December 31, 2002, Sirenza had funded Vari-L approximately $3.4 million, which is recorded on Sirenza’s balance sheet as “Loans to Vari-L”. Sirenza has concluded that none of this amount is impaired as of December 31, 2002.

Business Combinations:    Sirenza is required to allocate the purchase price of an acquired company to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development, or IPR&D, based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected net cash flows from acquired patented core technology; expected costs to develop the IPR&D into commercially viable products and estimating net cash flows from the projects when completed; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Excess and Obsolete Inventories:    Sirenza records provisions for excess inventories based on levels of inventory exceeding the forecasted demand of such products within specific time horizons, generally six months or less. Sirenza forecasts demand for specific products based on the number of products it expects to sell, with such assumptions dependent on its assessment of market conditions and current and expected orders from its customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases based on Sirenza’s estimates or if inventory levels increase disproportionately to forecasted demand, additional inventory write-downs may be required, as was the case in 2001 when Sirenza recorded additional provisions for excess inventories of $7.8 million. Likewise, if Sirenza ultimately sells inventories that were previously written-down, Sirenza would reduce the previously recorded excess inventory provisions which would have a positive impact on Sirenza’s cost of revenues, gross margin and operating results, as was the case in 2002 when Sirenza sold a total of $2.6 million of previously written-down inventory products.

Valuation of Deferred Tax Assets:    Sirenza records a valuation allowance to reduce its deferred tax assets to the amount that management believes is more likely than not to be realized. Each quarter management evaluates the required criteria necessary to support deferred tax assets, including recoverable income taxes and sources of future taxable income, and adjusts the valuation allowance accordingly. Increases or decreases in the valuation allowance serve to increase or decrease Sirenza’s income tax expense in the period such adjustments are recorded. Due to current and continuing uncertain economic conditions in Sirenza’s industry, management believes that as of December 31, 2002, it is more likely than not that Sirenza’s deferred tax assets will not be realized, and no net deferred tax assets are recorded on Sirenza’s balance sheet as of that date. Management will continue to evaluate the need for a valuation allowance in subsequent quarters. If it is subsequently determined that some or all or Sirenza’s deferred tax assets will more likely than not be realized, Sirenza will reduce Sirenza’s valuation allowance in the quarter such determination is made.

For more information related to the valuation of Sirenza’s deferred tax assets, see the provision for income taxes discussion in our comparison of results of operations for 2002 and 2001.

Valuation of Long-lived Assets and Intangible Assets:    Sirenza records impairment charges for long-lived assets and intangible assets with finite useful lives when impairment indicators exist and the related undiscounted future cash flows and fair values are less than the carrying value of such assets, as was the case in 2001 when Sirenza recorded $315,000 of impairment charges on long-lived assets. Future adverse changes in market conditions or changes in the estimated useful life of Sirenza’s long-lived assets or intangible assets with finite useful lives could result in new impairment indicators, thereby possibly resulting in impairment charges in the future.

Allowance for Doubtful Accounts:    Sirenza maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Sirenza’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To date, Sirenza has not experienced material losses as a result of Sirenza’s customers’ inability to pay us.

Sales Returns:    Sirenza records estimated reductions to revenues for sales returns, primarily related to quality issues, at the time revenue is recognized. While Sirenza engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its foundry and packaging partners, Sirenza’s sales return obligations are affected by failure rates. Should actual product failure rates and the resulting return of failed products differ from Sirenza’s estimates, revisions to Sirenza’s sales return reserves may be required.

In addition to the above critical accounting policies Sirenza considers the following accounting policies to be very important in the preparation of Sirenza’s consolidated financial statements:

Restructuring Charges:    Sirenza recorded restructuring charges of $2.7 million in the fourth quarter of 2001, $393,000, as an increase to goodwill, in the third quarter of 2002, and $391,000 in the fourth quarter of 2002 with the assumption that Sirenza would not sublease any of its excess facilities through the end of the respective lease term. In the event that Sirenza subleases any of these excess facilities, an adjustment to Sirenza’s restructuring accrual would be charged to income or goodwill in the period such a sublease occurred. As of February 26, 2003, Sirenza subleased one of its excess facilities and reduced its restructuring liability accordingly. For more information related to Sirenza’s restructuring activities, see Note 8 of Notes to Consolidated Financial Statements.

Distributor Revenue Accounting:    Sirenza recognizes revenues on sales to its distributors at the time its products are sold by its distributors to their third party customers. At the end of each month, Sirenza defers both the sale and related cost of sale on any product that has not been sold to an end customer. Sirenza records the deferral of the sale on any unsold inventory products at its distributors as a liability and records the deferral of the related cost of sale as a contra liability, the net of which is presented on Sirenza’s balance sheet as “Deferred margin on distributor inventory”. Sirenza receives reports from its distributors indicating the sales value of inventory being held on behalf of Sirenza, which is reconciled to Sirenza’s estimate of the sales value of inventory being held on behalf of Sirenza, considering in-transit inventory to and from Sirenza’s distributors and pricing adjustments.

Overview

Sirenza is a leading designer of high performance RF components for communications equipment manufacturers. Sirenza’s products are used primarily in wireless communications equipment to enable and enhance the transmission and reception of voice and data signals. Historically, Sirenza’s products meeting standard specifications widely adopted by communications equipment manufacturers have constituted a majority of Sirenza’s revenues and Sirenza expects this trend to continue in the near term. Sirenza’s products are also utilized in broadband wireline and terminal applications.

On August 14, 2002, Sirenza’s board of directors approved the acquisition of Xemod, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. Sirenza’s results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The purchase price was approximately $4.9 million in cash and accrued transaction costs, with additional cash consideration of up to approximately $3.4 million to be paid upon the execution, by April 9, 2003, by Sirenza of a qualified supply, development or licensing agreement with regard to the technology developed by Xemod. To be a qualified agreement, the agreement must provide for revenues to Sirenza or its subsidiary with a net present value (using a discount rate of 4%) of at least $3.5 million, provide for a payment of at least $2.5 million to Sirenza upon execution and otherwise be reasonably acceptable to Sirenza. The additional amount payable of between zero and the maximum noted above is determined by applying a formula to the net present value of the revenue to Sirenza provided for by the qualified agreement. As of March 18, 2003, a qualified agreement had not been executed. If the technology licensing objectives are achieved the liability related to the additional consideration will be recorded as additional goodwill or another element of the transaction. The future cash payout of additional consideration, if any, will be payable within 15 days following the date upon which technology licensing objectives are achieved. Sirenza funded the acquisition using cash on hand. The acquisition is intended to strengthen Sirenza’s product portfolio of RF components, in particular, high power amplifier products.

On December 2, 2002, Sirenza entered into an asset purchase agreement by and among Sirenza, Olin Acquisition Corp. and Vari-L. Pursuant to the asset purchase agreement, Acquisition Sub will acquire substantially all of the assets of Vari-L and assume specified liabilities of Vari-L for approximately $13.6 million in Sirenza common stock and cash plus the forgiveness of $1.4 million in secured bridge loans owed to Sirenza by Vari-L as of December 31, 2002. The aggregate Sirenza common stock and cash proceeds noted above are subject to adjustment based on the net asset adjustment, and will be adjusted downward for any additional funds, and related accrued interest, drawn by Vari-L on its existing secured bridge loan facility with Sirenza. The net proceeds remaining payable to Vari-L under the asset purchase agreement will be paid in a ratio of fifty-five percent (55%) Sirenza common stock and forty-five percent (45%) cash. For purposes of determining the number of shares of Sirenza common stock to be issued at the closing only, the deemed value of one share of common stock according to the terms of the asset purchase agreement will be $1.44. However, for accounting purposes of a business combination using the purchase method, the value of Sirenza common stock to be issued to Vari-L as consideration will be based on market prices a few days before the closing of the transaction, but not include any dates after the date the business combination is consummated. The purchase is anticipated to close in the second quarter of 2003. The consummation of the transactions contemplated by the asset purchase agreement is subject to the approval of the shareholders of Vari-L, the effectiveness of a registration statement of Sirenza on Form S-4 as declared by the Securities and Exchange Commission and other customary closing conditions.

From 2000 to 2001, Sirenza operated under two business segments: the Standard Products segment and the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, Sirenza reorganized to focus on end markets. As a result of this reorganization, Sirenza operated in three business segments through the date of the acquisition of Xemod. As a result of the acquisition, Sirenza now operates in four business segments. First is the Wireless Applications business area. This business area is responsible for all wireless infrastructure activity, excluding high power amplifier products, both standard and specialized. Second is the Wireline Applications business area. This business area is responsible for the development and marketing of wireline components to both cable television and fiber optics markets. Third is the Terminals business area. This business area focuses on customers who use Sirenza’s products for applications outside of Sirenza’s core markets of wireless and wireline infrastructure, such as cable television set-top boxes and wireless video transmitters. Last is the Integrated Power Products business area. This business area focuses on high power amplifier products for wireless communication and networking infrastructure markets. Sirenza’s results of operations include the Integrated Power Products business area (the historical operations of Xemod) from September 11, 2002, the date of Sirenza’s acquisition of Xemod.

Sirenza’s Wireless Applications business area accounted for 87% of net revenues in 2002. Sirenza’s Wireline Applications business area accounted for 2% of net revenues in 2002. Sirenza’s Terminals business area accounted for 9% of net revenues in 2002. Sirenza’s Integrated Power Products business area accounted for 2% of net revenues in 2002. Sirenza currently expects the relative percentage of net revenues attributable to the Wireless Applications business area to decrease slightly and the Integrated Power Products business area to increase slightly in the near future.

Sirenza sells its products worldwide through U.S.-based distributors and through its direct sales force. In the past, Sirenza also sold its products through a private label reseller who sold its products under its brand name, although there have not been any sales to this reseller in 2002. Sirenza’s products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by Sirenza’s distributors or Sirenza directly. Significant portions of Sirenza’s distributors’ end sales are made to their customers overseas. Sales to customers located in the United States represented approximately 57% of net revenues in 2002. Sales customers located outside of the United States represented 43% of net revenues in 2002. Sales to one customer located in Sweden, Ericsson, represented 13% of net revenues in 2002. For Sirenza’s direct sales, private label sales (if any) and sales to Sirenza’s sales representatives, Sirenza recognizes revenues when the product has been shipped, title has transferred, and no further obligations remain. Although Sirenza has never experienced a delay in customer acceptance of its products, should a customer delay acceptance in the future Sirenza’s policy is to delay revenue recognition until a customer accepts the products. Revenues and the related cost of revenues from Sirenza’s distributors are deferred until the distributors resell the products to their customers.

Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing, accounted for a substantial portion of Sirenza’s net revenues in 2002. Sales to Richardson Electronics Laboratories represented 37% of net revenues in 2002. Sales to Avnet Electronics Marketing represented 16% of net revenues in 2002. Richardson Electronics Laboratories and Avnet Electronics Marketing distribute Sirenza’s products to a large number of end customers. Sirenza anticipates that sales through its distributors and to Ericsson will continue to account for a substantial portion of its net revenues in the near term.

Sales of Sirenza’s products using two of Sirenza’s process technologies accounted for a significant portion of Sirenza’s net revenues in 2002. Sales of Sirenza’s gallium arsenide heterojunction bipolar transistor (GaAs HBT) products accounted for 45% of Sirenza’s net revenues in 2002. Sales of Sirenza’s silicon germanium (SiGe) heterojunction bipolar transistor products accounted for 30% of Sirenza’s net revenues in 2002.

Cost of revenues consists primarily of the costs of wafers from Sirenza’s third-party wafer fabs, costs of packaging performed by third-party vendors, costs of testing, costs associated with procurement, production control, quality assurance and manufacturing engineering. Sirenza subcontracts its wafer manufacturing and packaging and performs only final testing and tape and reel assembly at Sirenza’s facilities. In late 2001, Sirenza made the decision to outsource a major portion of its production testing operations. Sirenza intends to begin the outsourcing of a portion of its production testing operations once unit volumes increase to a level that makes outsourcing economically attractive to subcontractors.

There are a number of factors influencing Sirenza’s gross margin. Historically, gross margins on Sirenza’s sales through Sirenza’s distributors, to private label resellers and Sirenza’s direct customers have differed materially from each other. As a result, the relative mix of these sales affects Sirenza’s gross margin. Also, the gross margin on sales of Sirenza’s newer products are typically higher than the gross margin on sales of some of Sirenza’s older products. As a result, the relative mix of new product sales compared to older product sales affects Sirenza’s gross margin. In addition, Sirenza offers a broad range of products in multiple technologies that have historically had different gross margins. As a result, the relative mix of product sales by process technology and within each technology affects Sirenza’s gross margins.

In addition, Sirenza’s cost of revenues and gross margins may be negatively influenced by provisions for excess inventories, as was the case in 2001 when Sirenza recorded provisions for excess inventories of $7.8 million, and positively influenced by the sale of previously written-down inventory products, as was the case in 2002 when Sirenza sold $2.6 million of previously reserved inventory products.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products and also provides a schedule of the activity of Sirenza’s written-down inventories ($ in thousands):

Year Ended December 31,	Additions to Written- Down Inventories Charged to Cost of Revenues	Sales of Written- Down Inventories with no Associated Cost of Revenues	Dispositions of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2002	$418	$(2,571)	$(516)	$5,835
2001	$7,604	$—	$(481)	$8,504
2000	$1,107	$—	$(404)	$1,381

The $5.8 million of written-down inventories at December 31, 2002 relates to a large number of Sirenza’s parts within all of its product families, at all stages of inventory completion. Sirenza will ultimately dispose of written-down inventories by either selling such products or scrapping them. Sirenza currently expects to continue to sell inventory products that are written-down in 2003, however, not at the level experienced in 2002, although no assurance can be given in this regard. Similarly, Sirenza anticipates that it will scrap additional written-down inventories in the near term. The sales of written-down inventories in 2002 had a positive impact on Sirenza’s gross margin. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin for the year ended December 31, 2002 would have been 45% instead of 57%, as reported.

As discussed above in “Critical Accounting Policies and Estimates”, Sirenza records provisions for excess inventories based on levels of inventory exceeding the forecasted demand for such products within specific time horizons, generally six months or less. Sirenza forecasts demand for specific products based on the number of products it expects to sell, with such assumptions dependent on its assessment of market conditions and current and expected orders from its customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. As a result, estimating the future impact of additional provisions for excess inventories on Sirenza’s results of operations involves many uncertainties. However, based on current levels of written-down inventories, the mix of inventory products and current market conditions, Sirenza does not expect to incur write-downs of inventories in 2003 at the same levels as in 2001, although no assurance can be given in this regard. Should excess inventories need to be written-down in the future, Sirenza’s gross margin would be negatively affected.

Also, Sirenza’s gross margin is traditionally lower in periods with less volume and higher in periods with high volume. Sirenza values inventories at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. In periods in which volumes are low, Sirenza’s manufacturing overhead costs are allocated to fewer units, thereby decreasing Sirenza’s gross margin. Likewise, in periods in which volumes are high, Sirenza’s manufacturing overhead costs are allocated to more units, thereby increasing Sirenza’s gross margin.

Sirenza does not recognize revenue or the related costs of revenue from sales to its distributors until shipment to the distributor’s customer. Sirenza records the deferral of the sale on any unsold inventory products at its distributors as a liability and records the deferral of the related cost of sale as a contra liability, the net of which is presented on Sirenza’s balance sheet as “Deferred margin on distributor inventory.” As a result, the level of inventory at Sirenza’s distributors can affect Sirenza’s reported gross margin for any particular period.

In 2002, Circuit Electronic Industries Public Co., Ltd., or CEI, and MPI Corporation packaged a significant majority of Sirenza’s products. Relatives of Sirenza’s founding stockholders own MPI Corporation in Manila, Philippines. Although Sirenza utilized three additional packaging subcontractors in 2002, Sirenza anticipates that CEI and MPI will continue to account for a significant amount of its packaging in the near future.

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, material costs for prototype and test units and other expenses related to the design, development and testing of Sirenza’s products and, to a lesser extent, fees paid to consultants and outside service providers. Sirenza expenses all of its research and development costs as they are incurred.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sirenza pays and expenses commissions to its independent sales representatives when revenues from the associated sale are recognized.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, and human resources personnel, insurance and professional fees.

IPR&D consists of projects that had not yet reached technological feasibility as of the date of the acquisition and for which no alternative future use exists, related to Sirenza’s acquisition of Xemod. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

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

The $2.2 million of IPR&D resulting from Sirenza’s acquisition of Xemod consisted of three projects as follows: (1) semiconductor intellectual property related to the XeMOS II LDMOS process, or XeMOS II; (2) semiconductor intellectual property related to the XeMOS III 3GHz LDMOS process, or XeMOS III; and (3) module intellectual property of the XeMOS II process that includes modules with XeMOS II chips, or XeMOS II Module IP. The development of these projects remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of planning, designing, experimenting and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on the high power amplifier RF market, and could have a material adverse impact on Sirenza’s business and operating results.

The following table summarizes key assumptions and the underlying valuations for the three IPR&D projects described above related to Sirenza’s acquisition of Xemod:

	XeMOS II	XeMOS III	XeMOS II Module IP
Estimated fair value	$1,100,000	$800,000	$300,000
Estimated % of completion	74%	19%	35%
Estimated cost to complete	$221,000	$752,000	$1,961,000
Estimated completion date	12/31/2002	12/31/2003	12/31/2003
Risk adjusted discount rate	32%	36%	36%
Estimated revenue commencement (year)	2003	2004	2004

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

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
Net revenues:
Product revenues	100.0%	100.0%	99.4%
Contract manufacturing revenues	0.0%	0.0%	0.6%

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Cost of product revenues	42.2%	88.0%	42.3%
Amortization of deferred stock compensation	0.7%	0.7%	0.4%

Total cost of revenues	42.9%	88.7%	42.7%

Gross profit	57.1%	11.3%	57.3%
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation)	33.6%	44.2%	23.0%
Sales and marketing (exclusive of amortization of deferred stock compensation)	24.4%	29.4%	17.1%
General and administrative (exclusive of amortization of deferred stock compensation)	23.7%	22.4%	13.7%
Amortization of deferred stock compensation	4.2%	6.3%	3.4%
In-process research and development	10.6%	0.0%	0.0%
Amortization of acquisition related intangible assets	0.2%	0.0%	0.0%
Restructuring and special charges	1.4%	13.5%	(0.8)%
Impairment of investment in GCS	14.0%	0.0%	0.0%

Total operating expenses	112.1%	115.8%	56.4%

Income (loss) from operations	(55.0)%	(104.4)%	0.9%
Interest and other income (expense), net	4.3%	17.4%	6.8%
Provision for income taxes	0.3%	11.8%	2.3%

Net income (loss)	(51.0)%	(98.8)%	5.4%

Comparison of 2002 and 2001

Net Revenues

Net revenues increased to $20.7 million in 2002 from $19.8 million in 2001. This increase was primarily the result of increased demand for Sirenza’s products by leading wireless equipment original equipment manufacturers, or OEMs, primarily in Europe and Asia. Sirenza increased its world-wide customer sales support capabilities in 2002 by establishing a sales office in Stockholm, Sweden, and a customer support office in Shenzhen, China to support Sirenza’s customer accounts. Also contributing to the increase in net revenues was a favorable mix of product sales in 2002, as sales of Sirenza’s higher priced power amplifier products were approximately $5.0 million in 2002 compared to $1.6 million in 2001. Sirenza also experienced a slight increase in net revenues in 2002 as a result of the acquisition of Xemod, which closed on September 11, 2002. Net revenues attributable to Xemod subsequent to the closing of the acquisition totaled $394,000. Partially offsetting the increases above were declines in net revenues from Sirenza’s private label reseller, Minicircuits Laboratories, who made no purchases in 2002, and one direct customer, Pace Micro Technology PLC, as a result of downturns in the their businesses. Sales through Sirenza’s distributors totaled $10.9 million, or 53% of net revenues in 2002 compared to $10.8 million, or 55% of net revenues in 2001. Sales to Sirenza’s direct customers totaled $9.8 million, or 47% of net revenues in 2002, none of which was to Sirenza’s private label reseller. Sales to Sirenza’s direct customers totaled $9.0 million, or 45% of net revenues in 2001, of which 19% was to Sirenza’s private label reseller and 26% was to its factory direct customers. Sales of Sirenza’s SiGe and InGaP products were approximately 41% of Sirenza’s net revenues in 2002 compared to 35% in 2001. Sales of Sirenza’s GaAs products were approximately 45% of Sirenza’s net revenues in 2002 compared to 52% in 2001.

Cost of Revenues

Cost of revenues decreased to $8.9 million in 2002 from $17.6 million in 2001 primarily as a result of lower provisions for excess inventories and related charges, which lowered costs by approximately $7.4 million, and other contributory factors such as lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001. In addition, in 2002, Sirenza sold inventory products that were previously written-down of approximately $2.6 million. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. A significant majority of the previously written-down inventory parts that were sold in 2002 related to a small number of parts within two product lines. Sirenza originally recorded provisions for excess inventories for these parts as a result of a rapidly declining demand for these products due to customer program cancellations. Subsequently, Sirenza began receiving new orders for these parts which it did not anticipate at the time it wrote the inventories down. Sirenza expects to sell previously written-down inventory products in future periods, although no assurance can be given in this regard.

The decrease in cost of revenues was partially offset by an increase in cost of revenues attributable to the acquisition of Xemod, which added costs of approximately $613,000 subsequent to the date of acquisition, or September 11, 2002. Operations personnel increased to 41 at December 31, 2002 from 29 at December 31, 2001.

Gross Profit

Gross profit increased to $11.8 million in 2002 from $2.2 million in 2001. Gross margin increased to 57% in 2002 from 11% in 2001. The increase in gross margin is primarily attributable to lower provisions for excess inventories and other contributory factors such as the sale of previously written-down inventories and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001. Sales of previously written-down inventory products totaled $2.6 million in 2002 which resulted in an increase to Sirenza’s gross margin of approximately 12%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 45% instead of 57%, as reported.

Operating Expenses

Research and Development.    Research and development expenses decreased to $7.0 million in 2002 from $8.8 million in 2001. This decrease is primarily the result of abandoned and impaired research and development equipment and software charges of $1.2 million incurred in the third quarter of 2001, and other contributory factors such as lower salaries and salary related expenses, which reduced cost by approximately $600,000, and lower expenses for engineering materials. Research and development personnel increased to 37 at December 31, 2002 from 33 at December 31, 2001.

Sales and Marketing.    Sales and marketing expenses decreased to $5.0 million in 2002 from $5.8 million in 2001. This decrease is primarily the result of lower advertising expenses, which reduced costs by approximately $657,000, and other contributory factors such as lower commissions to outside sales representatives, which reduced costs by approximately $194,000. Partially offsetting this decrease was an increase in salaries and salary-related expenses. Sirenza expects its sales and marketing expenses will increase in the near term, as commissions to outside sales representatives are expected to increase with an increase in sales, and a return to historical levels of advertising expenditures.

General and Administrative.    General and administrative expenses increased to $4.9 million in 2002 from $4.4 million in 2001. This increase is primarily attributable to higher professional fees, which added costs of approximately $294,000. Professional fees increased in 2002 compared to 2001 as a result of higher legal fees associated with Sirenza’s investment in GCS, patent filings, the option exchange program and Sirenza’s class action lawsuit. In addition, Sirenza experienced higher fees associated with directors’ and officers’ insurance premiums.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to Sirenza’s initial public offering, Sirenza recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2002, 2001 and 2000 Sirenza amortized $1.0 million, $1.4 million and $1.3 million, respectively, of this deferred stock compensation. Sirenza will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited, as was the case in 2001 when Sirenza reduced the amount of deferred stock compensation expense to be recorded in future periods by $434,000.

In-Process Research and Development.    In the third quarter of 2002, Sirenza recorded IPR&D charges of $2.2 million in connection with the acquisition of Xemod. Projects that qualify as IPR&D are those that have not yet reached technological feasibility and for which no alternative future use exists. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

Amortization of Acquisition Related Intangible Assets.    In the third quarter of 2002, Sirenza acquired Xemod for approximately $4.9 million in cash and accrued transaction costs. Of the total purchase price, $770,000 has been allocated to amortizable intangible assets including patented core technologies of $700,000 and internal-use software of $70,000. Sirenza is amortizing the patented core technologies on a straight-line basis over a period of three to five years, which represents their estimated useful lives. Sirenza is amortizing the internal-use software on a straight-line basis over a period of three years, which represents its estimated useful life. In the fourth quarter of 2002, Sirenza recorded amortization of $48,000 related to its acquired intangible assets.

Restructuring and Special Charges.    In the fourth quarter of 2002, as a result of continued softness in the wireless telecommunications industry management of Sirenza approved and committed to a restructuring plan including the termination of certain employees and exiting excess facilities. Accordingly, Sirenza recorded a restructuring charge of $391,000. These costs are accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”

In third quarter of 2002, in connection with the acquisition of Xemod, management of Sirenza approved and initiated plans to restructure the operations of the acquired Xemod organization. Sirenza recorded $393,000 to eliminate certain duplicative facilities and for employee termination costs. These costs are accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Xemod and, accordingly, have been included as an increase to goodwill. The restructuring charges recorded in the third quarter of 2002 are based on Sirenza’s restructuring plans that have been committed to by management.

In February of 2003, Sirenza began subleasing the facility that was exited as part of the restructuring related to the acquisition of Xemod. Sirenza expects to receive a total of $122,000 over the next 26 months from its sublessor. Accordingly, Sirenza reduced its accrued restructuring liability and goodwill by this amount as of December 31, 2002. Any further changes to the estimates of costs associated with executing the currently approved plans of restructuring for the Xemod organization prior to September 11, 2003 would be recorded as an increase or decrease to goodwill.

In the fourth quarter of 2001, Sirenza approved a restructuring plan as companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by Sirenza’s customers and efforts to lower their component inventory levels. These actions by Sirenza’s customers resulted in a slowdown in shipments and a reduction in visibility regarding future sales and caused Sirenza to revise its cost structure given the then revised revenue levels. As a result, in the fourth quarter of 2001, Sirenza incurred a restructuring charge of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities.

At each balance sheet date, Sirenza evaluates its restructuring accrual for appropriateness. In the third quarter of 2002, Sirenza determined that $112,000 of its restructuring accrual was no longer appropriate as of September 30, 2002 and adjusted its restructuring liability accordingly. The $112,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or restructuring.

Impairment of investment in GCS.    In the first quarter of 2002, Sirenza converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in GCS, a privately held semiconductor foundry, in exchange for 12.5 million shares of GCS Series D-1 preferred stock valued at $0.60 per share. Sirenza’s total investment of $7.5 million represented approximately 14% of the outstanding voting shares of GCS at the time of the investment. The investment in GCS was within Sirenza’s strategic focus and intended to strengthen Sirenza’s supply chain for Indium Gallium Phosphide (InGaP) and Indium Phosphide (InP) process technologies. In connection with the investment, Sirenza’s President and CEO joined GCS’ seven-member board of directors.

Sirenza accounted for its investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as Sirenza’s investment was less than 20% of the voting stock of GCS and Sirenza cannot exercise significant influence over GCS. The investment in GCS is classified as a non-current asset on Sirenza’s consolidated balance sheet.

On a quarterly basis, Sirenza evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of Sirenza’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan at the time of our investment, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. There is no public market for securities of GCS, and the factors mentioned above may require management to make significant judgments about the fair value of the GCS securities. If Sirenza determines that an other than temporary decline in value has occurred, Sirenza will write-down its investment in GCS to fair value. Such a write-down could have a material adverse impact on Sirenza’s consolidated results of operations in the period in which it occurs.

In the first two quarters of 2002 following its investment in GCS, Sirenza assessed its valuation of GCS against the factors identified above and concluded that an other than temporary impairment of its investment in GCS had not occurred. These conclusions were reviewed in detail with Sirenza’s audit committee who concurred with management’s conclusions. These conclusions were supported at the end of the third calendar quarter of 2002 when Sirenza understood that GCS was involved in a potential business combination, the terms of which would have preserved Sirenza’s investment in GCS at its original value.

In the fourth quarter of 2002, Sirenza assessed its valuation of GCS against the factors identified above and concluded that there were indicators of an other than temporary impairment of its investment in GCS. Factors which caused Sirenza to make this determination included the cumulative effect of GCS’s failure to meet its operating forecast for three successive quarters, the continued lack of improvement in the general environment for GCS’s business, and Sirenza’s understanding that the potential business combination transaction identified in the third quarter of 2002 would not verifiably preserve the value of Sirenza’s investment in GCS.

Accordingly, at the end of the fourth quarter of 2002, Sirenza estimated the current fair value of its investment in GCS. Sirenza considered several methodologies to adjust the fair value of its investment, and focused on three alternatives: (i) reducing the GCS valuation by the same percentage drop in valuation incurred by a portfolio of comparable public companies during the same time period; (ii) reducing the GCS valuation to an estimate of the liquidation value of the company; and (iii) adjusting the GCS valuation so that its ratio of net book value to stock price was comparable to a portfolio of other comparable publicly traded companies. In methods one and three, Sirenza chose a portfolio of companies that shared either the same end market with GCS or had a similar business model as GCS. Also, in methods one and three, Sirenza applied an appropriate private company discount.

After careful consideration, management concluded that using a price to book ratio was the most appropriate valuation methodology. In coming to this conclusion, management considered that:

•	As a semiconductor foundry, a large portion of GCS’ value could be identified in its fixed asset investments;

•	The ratio of net book value to stock price moderated some of the non-company specific valuation factors built into public stock prices in the ten months Sirenza had held GCS’ stock;

•	GCS was a going concern; and

•	The methodology was clear and repeatable.

Using this methodology, Sirenza calculated and recorded an impairment charge of $2.9 million in the fourth quarter of 2002 to reduce the value of its investment in GCS to estimated fair value. These conclusions were reviewed in detail with Sirenza’s audit committee who concurred with management’s conclusion.

The fair value of its investment in GCS has been estimated by Sirenza’s management, and may not be reflective of the value in a third party transaction.

The realizability of the balance of Sirenza’s investment in GCS is ultimately dependent on Sirenza’s ability to sell its GCS shares, for which there is currently no public market and may be dependent on market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as, public markets receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if Sirenza is able to sell its GCS shares, the sale price may be less than the carrying value of the investment, which could have a material adverse effect on Sirenza’s consolidated results of operations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from Sirenza’s cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. Sirenza had net interest and other income of $893,000 in 2002 and $3.5 million in 2001. The decrease in net interest and other income in 2002 compared to 2001 is primarily attributable to proceeds received from the settlement of a trademark dispute in 2001, and other contributory factors such as a reduction in Sirenza’s cash and cash equivalents and available for sale securities and lower interest rates in 2002.

Provision for (Benefit from) Income Taxes

Sirenza recorded a $59,000 provision for foreign income taxes in 2002. Sirenza’s provision for income taxes in 2002 differed from the tax benefit that would be derived from applying the federal statutory rate to the loss before taxes primarily due to foreign income taxes, an increase in Sirenza’s valuation allowance for deferred tax assets, non-deductible amortization of deferred stock compensation and a non-deductible in-process research and development charge related to the acquisition of Xemod. Sirenza recorded a $2.3 million provision for income taxes in 2001. Sirenza’s provision for income taxes differed from the tax benefit that would be derived from applying the federal statutory rate to the loss before taxes primarily due to an increase in Sirenza’s valuation allowance for deferred tax assets recorded in 2001 and prior years and nondeductible amortization charges for deferred stock compensation.

As of December 31, 2002, Sirenza had deferred tax assets of $37.0 million. Management has evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109. As of December 31, 2002, Sirenza had no ability to realize its deferred tax assets through carrybacks or available tax planning strategies. Additionally, based on the cumulative pre-tax losses Sirenza has sustained in the three years ended December 31, 2002 and the current economic uncertainty in its industry that limits Sirenza’s ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance, in an amount equal to Sirenza’s net deferred tax assets as of December 31, 2002, was recorded. Approximately, $9.4 million of the valuation allowance was attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of Sirenza’s acquired subsidiary and then income tax expense. Approximately $13.9 million of Sirenza’s valuation allowance was attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when and if realized.

As of December 31, 2002, we had net operating loss carryforwards for federal and state tax purposes of approximately $63.7 million and $23.6 million, respectively, available to offset future taxable income. Sirenza also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $0.8 million, respectively. The federal and state net operating loss carryforwards will expire at various times beginning in 2020 and 2010, respectively, if not utilized. The tax credit carryforwards will expire at various times beginning in 2009 if not utilized.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Comparison of 2001 and 2000

Net Revenues

Net revenues decreased to $19.8 million in 2001 from $34.6 million in 2000. Sirenza’s sales decline in this period was a general one, affecting all its sectors and products. Sirenza’s sales decline was a direct reflection of an overall decline in the demand for radio frequency components throughout both the wireless and wireline industry, including changes in buying patterns by equipment manufacturers worldwide and delays in the next generation wireless infrastructure build-out. This decline was, in turn, due to the sharp contraction in the demand for wireless and wireline equipment by telecom carriers. In benchmarking Sirenza’s decline in revenue against that of its competitors and its significant customers, the percentage decline Sirenza has experienced is consistent with the slowdown in the wireless telecommunications industry. Sales through Sirenza’s distributors were 55% of net revenues in 2001 and 59% of net revenues in 2000. Sales to Sirenza’s direct customers comprised 45% of net revenues in 2001, of which 19% of net revenues were to Sirenza’s private label reseller and 26% of net revenues were to Sirenza’s factory direct customers. Sales to Sirenza’s direct customers comprised 41% of net revenues in 2000, of which 31% of net revenues was to Sirenza’s private label reseller, 9% of net revenues was to Sirenza’s factory direct customers and 1% of net revenues was from contract manufacturing services, no longer provided by Sirenza. Sales of Sirenza’s newer SiGe and InGaP products were approximately 35% of Sirenza’s total net revenues in 2001 compared to 22% in 2000.

Cost of Revenues

Cost of revenues increased to $17.6 million in 2001 from $14.8 million in 2000 primarily as a result of increased provisions for excess inventories, which added costs of approximately $6.0 million, and other contributory factors such as lower absorption of fixed overhead costs due to lower production volumes. The increase was partially offset by lower variable costs as a result of Sirenza’s lower production volumes in 2001.

Gross Profit

Gross profit decreased to $2.2 million in 2001 from $19.8 million in 2000. Gross margin decreased to 11% in 2001 from 57% in 2000. The decrease in gross margin is primarily attributable to the increase in provisions for excess inventories and, to a lesser extent, lower production volumes.

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

Restructuring and Special Charges.    In 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by Sirenza’s customers and efforts to lower their component inventory levels. These actions by Sirenza’s customers have resulted in a slowdown in Sirenza’s shipments and reduced Sirenza’s visibility regarding future sales. The revenue decline has occurred across Sirenza’s channels, customer categories, products and technologies. As a result of these trends, in the fourth quarter of 2001, Sirenza took action that resulted in a worldwide workforce reduction and consolidation of excess facilities that resulted in a $2.7 million restructuring charge in the fourth quarter of 2001.

In addition, as a result of these trends and other changes in the market place, Sirenza realigned its organizational structure to focus on strategic account sales and marketing efforts, centralized engineering, customer and solution business area management and revised Sirenza’s cost structure given Sirenza’s current revenue level.

In the fourth quarter of 1999, Sirenza paid a cash dividend of $4.0 million to its common stockholders in connection with its Series A preferred stock financing. This amount has been recorded in stockholders’ equity as a distribution to stockholders. Sirenza paid a total of $3.0 million to certain of its common stockholders and officers in December 1999 as a special bonus to assist these officers with respect to their federal or state taxes associated with the payment of the dividend and certain other items. Sirenza recorded the $3.0 million as a special charge in the consolidated statement of operations as this amount represents a non-recurring transaction that Sirenza does not consider to be reflective of its ongoing operations. In 2000, the above individuals filed their tax returns and refunded $282,000 to Sirenza, representing the excess amount of bonus received compared to their actual federal and state tax liability. Sirenza recorded the receipt of the $282,000 as special charges in the statement of operations, consistent with its presentation in the preceding fiscal year.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to Sirenza’s initial public offering, Sirenza recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2001, 2000 and 1999, Sirenza amortized $1.4 million, $1.3 million and $288,000, respectively, of this deferred stock compensation. Sirenza will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The amount of deferred stock compensation expense to be recorded in future periods could decrease again if options for which accrued but unvested compensation has been recorded are forfeited.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from Sirenza’s cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. Sirenza had net interest and other income of $3.5 million in 2001 and $2.4 million in 2000. The increase in net interest and other income in 2001 compared to 2000 is primarily attributable to proceeds received from the settlement of a trademark dispute in 2001 and to a lesser extent, lower interest expense as a result of lower capital lease obligations.

Provision for Income Taxes

Sirenza elected to be taxed as an S-corporation under the Internal Revenue Code of 1986, as amended, through October 4, 1999. Consequently, Sirenza’s stockholders were taxed on their proportionate share of the taxable income and no provision for federal income taxes has been provided in the statement of operations for the period beginning January 1, 1999 through October 4, 1999.

Sirenza recorded a $2.3 million provision for income taxes in 2001. Sirenza’s provision for income taxes in 2001 differed from the tax benefit that would be derived from applying the federal statutory rate to the loss before taxes primarily due to an increase in Sirenza’s valuation allowance for deferred tax assets and nondeductible amortization charges for deferred stock compensation. Sirenza recorded a $0.8 million provision for income taxes in 2000. Sirenza’s 2000 provision for income taxes was recorded at less than the federal statutory rate primarily due to the realization of tax net operating loss carryforwards partially offset by nondeductible amortization charges for deferred stock compensation.

As of December 31, 2001, Sirenza had deferred tax assets of $24.0 million. Realization of Sirenza’s deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to Sirenza’s net deferred tax assets as of December 31, 2001, has been established to reflect these uncertainties.

As of December 31, 2001, Sirenza had net operating loss carryforwards for federal and state tax purposes of approximately $44.8 million and $17.1 million, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards will expire in 2019 and 2004, respectively, if not utilized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Sirenza has financed its operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock, (which has subsequently been converted to common stock) and from the net proceeds received upon completion of its initial public offering in May 2000. As of December 31, 2002, Sirenza had cash and cash equivalents of $12.9 million, short-term investments of $9.0 million, long-term investments of $9.0 million and working capital of $21.9 million.

Sirenza’s operating activities used cash of $4.8 million in 2002 and used cash of $6.4 million in 2001. In 2002, cash used in operating activities was primarily attributable to Sirenza’s net loss of $10.6 million, decreases in deferred margin on distributor inventory of $1.6 million, accrued restructuring of $573,000 and an increase in inventories of $679,000. These were partially offset by non-cash items including depreciation and amortization of $3.0 million, impairment charges related to Sirenza’s investment in GCS of $2.9 million, in-process research and development charges of $2.2 million, and amortization of deferred stock compensation of $1.0 million. In 2001, cash used in operating activities was primarily attributable to Sirenza’s net loss of $19.6 million and decreases in deferred margin on distributor inventory of $3.3 million and accrued expenses of $1.1 million. These were partially offset by depreciation and amortization of $2.9 million, amortization of deferred stock compensation of $1.4 million, abandoned and impaired equipment charges of $1.6 million, an increase in Sirenza’s restructuring accrual of $2.2 million and decreases in accounts receivable of $2.8 million, inventories of $5.2 million and deferred tax assets of $2.3 million.

Sirenza’s investing activities provided cash of $2.7 million in 2002 and used cash of $18.9 million in 2001. Sirenza’s investing activities reflect purchases and sales of available-for-sale securities and fixed assets, and in 2002, Sirenza’s investment in GCS and acquisition of Xemod and Vari-L loan and acquisition costs, net of amounts accrued.

Sirenza’s financing activities used cash of $206,000 in 2002 and provided cash of $2.8 million in 2001. Cash provided by or used in financing activities reflects proceeds from employee stock plans, offset by principal payments on capital lease obligations and purchases of treasury shares.

On August 14, 2002, Sirenza’s board of directors approved the acquisition of Xemod. Sirenza’s results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The purchase price was approximately $4.9 million in cash and accrued transaction costs with additional cash consideration of up to approximately $3.4 million to be paid upon the execution, by April 9, 2003, by Sirenza of a qualified supply, development or licensing agreement with regard to the technology developed by Xemod. To be a qualified agreement, the agreement must provide for revenues to Sirenza or its subsidiary with a net present value (using a discount rate of 4%) of at least $3.5 million, provide for a payment of at least $2.5 million to Sirenza upon execution and otherwise be reasonably acceptable to Sirenza. The additional amount payable of between zero and the maximum noted above is determined by applying a formula to the net present value of the revenue to Sirenza provided for by the qualified agreement.

As of March 18, 2003, a qualified agreement had not been executed. If the technology licensing objectives are achieved the liability related to the additional consideration will be recorded as additional goodwill or another element of the transaction. The future cash payout of additional consideration, if any, will be payable within 15 days following the date upon which technology licensing objectives are achieved. Sirenza funded the acquisition using cash on hand.

In the fourth quarter of 2002, Sirenza announced it was in discussions to acquire Vari-L Company, Inc., a designer and manufacturer of RF and microwave components and devices for use in wireless communications. In connection with the acquisition discussions, Sirenza agreed to provide Vari-L with a secured loan facility of up to $5.3 million. The loan facility is secured by substantially all of Vari-L’s assets, including all intangible assets such as patents, trademarks and mask works. The loan facility also provides for a portion of the principal amounts to be convertible into approximately 19.9% of Vari-L’s fully diluted common stock under certain conditions. As of December 31, 2002, Vari-L had drawn down approximately $3.4 million of the secured loan facility. Sirenza funded the secured loan facility using cash on hand. In the event that the loan remains outstanding on September 25, 2003, the date of maturity, all principal and accrued interest are due and payable in full. Interest accrues at a rate per annum equal to 25%. As of December 31, 2002, Vari-L had violated the net operating loss financial covenant of the loan facility and the default interest rate of 30% went into effect on January 1, 2003. Vari-L has also defaulted on a covenant requiring its rolling three-month cash used in operations not to exceed $1,174,000 as of February 28, 2003. Each of these defaults gives Sirenza the right to discontinue funding and accelerate Vari-L’s obligation to repay the loans outstanding thereunder. While Sirenza has not exercised its rights to date, it has reserved the right to do so in the future.

In the first quarter of 2002, Sirenza converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in GCS, a privately held semiconductor foundry partner, in exchange for 12.5 million shares of Series D-1 preferred stock valued at $0.60 per share. The impact of Sirenza’s investment in GCS on Sirenza’s cash, liquidity and capital resources amounted to $6.1 million, plus forgone interest income that Sirenza would have received of approximately $175,000 annually.

In the third quarter of 2002, Sirenza’s board of directors authorized the repurchase of up to $4.0 million of Sirenza’s common stock from time to time based on the price per share of its common stock and general market conditions. Purchases may be made at management’s discretion in the open market or in private transactions at negotiated prices. In the third quarter of 2002, Sirenza repurchased 100,000 shares for an aggregate price of $165,000. Sirenza plans to fund its repurchases from available working capital.

As of December 31, 2002, Sirenza’s anticipated operating lease and capital lease commitments and unconditional purchase obligations over the next five years and thereafter were as follows (in thousands):

	Future Minimum Payments Due
	Total	< one year	1-3 years	4-5 years	> 5 years
Operating lease commitments	$3,393	$1,264	$1,950	$179	$—
Capital lease commitments	$658	$506	$152	$—	$—
Unconditional purchase obligations	$834

Sirenza currently anticipates that its current available cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including secured loan fundings to Vari-L and amounts payable to Vari-L upon completion of Sirenza’s proposed purchase of substantially all of the assets of Vari-L, although no assurance can be given in this regard. If Sirenza requires additional capital resources to grow its business, execute its operating plans, or acquire complementary technologies or businesses at any time in the future, Sirenza may seek to sell additional equity or debt securities or secure lines of credit, which may result in additional dilution to its stockholders.

Industry Trends and Market Conditions

In 2001, companies throughout the worldwide telecommunication industry experienced slowdowns and delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by Sirenza’s customers and efforts to lower their component inventory levels. These actions by Sirenza’s customers reduced Sirenza’s visibility regarding future sales and resulted in a slowdown in Sirenza’s shipments in 2001. However, in 2002 Sirenza experienced a sequential increase in sales to equipment manufacturers and in particular to end customers located in Europe and Asia. However, while net revenues increased in the fourth quarter of 2002 compared to both the fourth quarter of 2001 and second and third quarters of 2002, which Sirenza believes is an indication that the market for its products may have stabilized, Sirenza does not at this time see any significant recovery in its end markets. Sirenza anticipates that any sales growth in the immediate future will depend on the achievement of market share gains and/or the introduction of new product lines.

If the macro-economic trends described above were to worsen again it would likely result in lower sales for Sirenza’s products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce Sirenza’s operating expenses. These actions could include, but would not be limited to, further reduction of Sirenza’s equipment value, further consolidation of facilities, and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of Sirenza’s operations and the market price of common stock.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for Sirenza’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. Sirenza does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

In November 2002, the FASB issued Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation

elaborates on the existing disclosure requirements for most guarantees, including certain indemnifications, loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the effect that the adoption of FIN 45 will have on its results of operations and financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Sirenza is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Historically, Sirenza’s sales have been made to predominantly U.S.-based customers and distributors in U.S. dollars. As a result, Sirenza has not had any material exposure to factors such as changes in foreign currency exchange rates. However, Sirenza continues to and expects in future periods to expand selling into foreign markets, including Europe and Asia. Because Sirenza’s sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make its products less competitive in foreign markets.

At December 31, 2002, Sirenza’s cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. Sirenza did not hold any derivative financial instruments. Sirenza’s interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on Sirenza’s cash equivalents, short-term investments and long-term investments. For example, a 1% increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $181,000.

Item 8.    Financial Statements and Supplementary Data

The unaudited quarterly results of operations for our two most recent fiscal years are contained in Part II, Item 6 of this annual report and are incorporated herein by this reference.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Sirenza Microdevices, Inc.

We have audited the accompanying consolidated balance sheets of Sirenza Microdevices, Inc. as of December 31, 2002, and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index as Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirenza Microdevices, Inc. at December 31, 2002, and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

January 17, 2003

SIRENZA MICRODEVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,874	$15,208
Short-term investments	8,996	27,118
Accounts receivable, net of allowance for doubtful accounts of $42 at December 31, 2002 and 2001	1,577	1,158
Inventories	2,719	1,894
Loans to Vari-L	3,417	—
Other current assets	1,184	1,062

Total current assets	30,767	46,440
Property and equipment, net	6,686	7,285
Long-term investments	9,025	9,058
Investment in GCS	4,600	—
Vari-L acquisition costs and other assets	1,427	1,260
Acquisition related intangibles, net	722	—
Goodwill	737	—

Total assets	$53,964	$64,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,714	$1,464
Accrued compensation and other	2,790	1,745
Deferred margin on distributor inventory	2,028	3,631
Accrued restructuring	1,853	2,155
Capital lease obligations, current portion	459	634

Total current liabilities	8,844	9,629
Capital lease obligations	143	380
Other long-term liabilities	—	21

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—5,000,000 at December 31, 2002 and 2001
Issued and outstanding shares—none at December 31, 2002 and 2001	—	—
Common stock, $0.001 par value:
Authorized shares—200,000,000 at December 31, 2002 and 2001
Issued and outstanding shares—30,006,632 and 29,727,450 at December 31, 2002 and 2001	30	30
Additional paid-in capital	129,104	128,426
Deferred stock compensation	(772)	(1,787)
Treasury stock, at cost	(165)	—
Accumulated deficit	(83,220)	(72,656)

Total stockholders’ equity	44,977	54,013

Total liabilities and stockholders’ equity	$53,964	$64,043

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Net revenues:
Product revenues	$20,710	$19,821	$34,427
Contract manufacturing revenues	—	—	222

Total net revenues	20,710	19,821	34,649
Cost of revenues:
Cost of product revenues	8,749	17,440	14,651
Amortization of deferred stock compensation	138	140	153

Total cost of revenues	8,887	17,580	14,804

Gross profit	11,823	2,241	19,845

Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $196, $257 and $290 for the years ended December 31, 2002, 2001 and 2000, respectively)	6,960	8,752	7,964
Sales and marketing (exclusive of amortization of deferred stock compensation of $262, $279 and $301 for the years ended December 31, 2002, 2001 and 2000, respectively)	5,043	5,828	5,940
General and administrative (exclusive of amortization of deferred stock compensation of $419, $722 and $573 for the years ended December 31, 2002, 2001 and 2000, respectively)	4,914	4,435	4,744
Amortization of deferred stock compensation	877	1,258	1,164
In-process research and development	2,200	—	—
Amortization of acquisition related intangible assets	48	—	—
Restructuring and special charges	279	2,670	(282)
Impairment of investment in GCS	2,900	—	—

Total operating expenses	23,221	22,943	19,530

Income (loss) from operations	(11,398)	(20,702)	315
Interest expense	66	123	196
Interest and other income, net	959	3,575	2,549

Income (loss) before taxes	(10,505)	(17,250)	2,668
Provision for income taxes	59	2,336	800

Net income (loss)	(10,564)	(19,586)	1,868
Accretion of mandatorily redeemable convertible preferred stock	—	—	(25,924)

Net loss applicable to common stockholders	$(10,564)	$(19,586)	$(24,056)

Basic and diluted net loss per share applicable to common stockholders	$(0.35)	$(0.67)	$(1.09)
Shares used to compute basic and diluted net loss per share applicable to common stockholders	29,856	29,133	22,032

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount
Balance at December 31, 1999	15,000,000	$15	$5,342	$(4,255)	$(29,014)	$(27,912)
Issuance of common stock	4,600,000	5	49,784	—	—	49,789
Conversion of mandatorily redeemable convertible preferred stock into common stock	5,647,839	6	64,775	—	—	64,781
Net exercise of warrants	687,500	—	—	—	—	—
Compensation expense related to stock options to non-employees	—	—	63	—	—	63
Deferred stock compensation	—		681	(681)	—	—
Amortization of deferred stock compensation	—	—	—	1,317	—	1,317
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(25,924)	(25,924)
Tax benefit from employee stock plans	—	—	3,024	—	—	3,024
Common stock issued under employee stock plans	1,269,400	1	1,617		—	1,618
Net income and comprehensive net income	—	—	—	—	1,868	1,868

Balance at December 31, 2000	27,204,739	27	125,286	(3,619)	(53,070)	68,624
Forfeiture of deferred stock compensation	—	—	(434)	434	—	—
Amortization of deferred stock compensation	—	—	—	1,398	—	1,398
Common stock issued under employee stock plans	2,522,711	3	3,574	—	—	3,577
Net loss and comprehensive net loss	—	—	—	—	(19,586)	(19,586)

Balance at December 31, 2001	29,727,450	30	128,426	(1,787)	(72,656)	54,013
Amortization of deferred stock compensation	—	—	—	1,015	—	1,015
Common stock issued under employee stock plans	379,182	—	678	—	—	678
Purchase of treasury shares	(100,000)	—	(165)	—	—	(165)
Net loss and comprehensive net loss	—	—	—	—	(10,564)	(10,564)

Balance at December 31, 2002	30,006,632	$30	$128,939	$(772)	$(83,220)	$44,977

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Operating Activities
Net income (loss)	$(10,564)	$(19,586)	$1,868
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,956	2,879	1,689
Deferred tax assets	—	2,277	(2,277)
Compensation expense related to stock options	—	—	63
Amortization of deferred stock compensation	1,015	1,398	1,317
Tax benefit from employee stock plans	—	—	3,024
Abandoned and impaired equipment	—	1,618	—
Retirement of property and equipment	79	—	—
In-process research and development	2,200	—	—
Impairment of investment in GCS	2,900	—	—
Changes in operating assets and liabilities:
Accounts receivable	(265)	2,788	(2,265)
Inventories	(679)	5,213	(4,880)
Other assets	(236)	(65)	(1,654)
Accounts payable	(56)	(607)	(422)
Accrued expenses	4	(1,146)	1,876
Accrued restructuring	(573)	2,155	—
Deferred margin on distributor inventory	(1,603)	(3,311)	3,655

Net cash provided by (used in) operating activities	(4,822)	(6,387)	1,994
Investing Activities
Purchases of available-for-sale securities	(133,789)	(52,032)	(51,737)
Proceeds from sales/maturities of available-for-sale securities	151,944	36,504	31,089
Purchases of property and equipment	(771)	(3,394)	(5,931)
Proceeds from the sale of property and equipment	—	—	753
Purchase of Xemod, net of cash received	(4,720)	—	—
Vari-L loans and acquisition costs, net of amounts accrued	(3,844)	—	—
Investment in GCS	(6,126)	—	—

Net cash provided by (used in) investing activities	2,694	(18,922)	(25,826)
Financing Activities
Proceeds from issuance of common stock, net	—	—	49,789
Principal payments on capital lease obligations	(719)	(743)	(857)
Purchase of treasury shares	(165)	—	—
Proceeds from employee stock plans	678	3,577	1,618

Net cash provided by (used in) financing activities	(206)	2,834	50,550
Increase (decrease) in cash	(2,334)	(22,475)	26,718
Cash and cash equivalents at beginning of period	15,208	37,683	10,965

Cash and cash equivalents at end of period	$12,874	$15,208	$37,683

Supplemental disclosures of cash flow information
Cash paid for interest	$66	$123	$194
Cash recovered (paid) for income taxes	$—	$1,359	$(1,361)
Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital Lease	$—	$—	$612
Accretion of mandatorily redeemable convertible preferred stock	$—	$—	$25,924
Deferred stock compensation	$—	$—	$681
Net exercise of warrants	$—	$—	$688
Conversion of mandatorily redeemable convertible preferred stock into common stock	$—	$—	$64,781
Forfeiture of deferred stock compensation	$—	$434	$—
Conversion of GCS loan receivable	$1,374	$—	$—

See accompanying notes.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    Organization and Summary of Significant Accounting Policies

Description of Business

The Company was incorporated in California and began operations in 1985 as Matrix Microassembly Corporation. In 1987, the Company sold its first products and began to generate revenues. The Company began doing business as Stanford Microdevices, Inc. in 1992. In November 1997, the Company reincorporated in Delaware as Stanford Microdevices, Inc. On September 20, 2001 Stanford Microdevices, Inc. filed a certificate of ownership and merger with the Delaware Secretary of State, whereby a wholly-owned subsidiary of the Company was merged into the Company. Immediately following this merger, the Company was the surviving corporation, and the new name of the Company became Sirenza Microdevices, Inc. The Company is a leading designer of high performance RF components for communications equipment manufacturers. Its products are used primarily in wireless and wireline communications equipment to enable and enhance the transmission and reception of voice and data signals. From 1985 through October 1999, the Company was organized as a Subchapter S corporation for federal tax reporting purposes. In October 1999, the Company’s election to be treated as an S corporation under the Internal Revenue Code was revoked.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

The Company operates on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. For presentation purposes, the accompanying interim financial statements refer to the quarter’s calendar month end for convenience.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency for its foreign wholly owned subsidiaries in Canada, China and the United Kingdom. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates and revenues and expenses are remeasured at average exchange rates in effect during the period. Transaction gains and losses resulting from the process of remeasurement were not material in any period presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. Such estimates are used for, but not limited to, investments and loans, provisions for excess inventories, the useful lives of fixed assets, the allowance for doubtful accounts, sales returns, taxes, restructuring costs, depreciation and amortization, certain accrued liabilities, special charges, contingencies and the allocation of the purchase price in a purchase business combination. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material to the consolidated financial statements.

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

The Company grants its distributors limited rights of return and certain price adjustments on unsold inventory held by the distributors. Under the Company’s rights of return policy, its distributors may exchange product currently in their inventory for other of the Company’s product. This policy is designed to allow the Company’s distributors to efficiently obtain products that they want. In practice, the Company will exchange a reasonable amount of inventory requested by its distributors.

Under the Company’s price adjustment policy, the Company will accept credits from its distributors on previous sales to them. These credits are designed to allow the distributors to pass back to the Company discounts they granted to their end customers due to competitive pricing situations. In practice, the Company will accept reasonable credit requests from its distributors.

The Company has limited control over the extent to which products sold to distributors are sold to third parties, and transactions between distributors and their end customers are subject to frequent price reductions. Accordingly, the Company recognizes revenues on sales to distributors under agreements providing for rights of return and price protection, at the time its products are sold by the distributors to third party customers. The Company defers both the sale and related cost of sale on any product that has not been sold to and end customer. The Company records the deferral of the sale on any unsold inventory products at its distributors as a liability and records the deferral of the related cost of sale as a contra liability, the net of which is presented on the Company’s balance sheet as “Deferred margin on distributor inventory.”

Advertising Expenses

The Company expenses its advertising costs in the period in which they are incurred. Advertising expense was $298,000 in 2002, $955,000 in 2001 and $575,000 in 2000.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

Cash equivalents consist of financial instruments which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company’s cash and cash equivalents as of December 31, 2002 and 2001 consisted primarily of bank deposits, commercial paper, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. Cash equivalents are carried at cost which approximates fair value. Short-term investments and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. At December 31, 2002 and 2001, all of the Company’s available-for-sale securities were invested in financial instruments with a rating of A-1 and P-1 or 3A, as rated by

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Moody’s or Standard & Poor’s, respectively. The estimated fair market values of cash equivalents, short-term investments and long-term investments are based on quoted market prices.

Cash equivalents, short-term investments and long-term investments as of December 31, 2002 and 2001 were as follows (in thousands):

	December 31, 2002
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Market Value
Money market funds	$2,843	$—	$—	$2,843
Federal agency and related securities	28,005	—	—	28,005

	$30,848	$—	$—	$30,848

Included in cash equivalents	$12,827	$—	$—	$12,827
Included in short-term investments	8,996	—	—	8,996
Included in long-term investments	9,025	—	—	9,025

	$30,848	$—	$—	$30,848

	December 31, 2001
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Market Value
Money market funds	$6,951	$—	$—	$6,951
Commercial paper	10,973	—	—	10,973
Federal agency and related securities	33,207	—	—	33,207

	$51,131	$—	$—	$51,131

Included in cash equivalents	$14,955	$—	$—	$14,955
Included in short-term investments	27,118	—	—	27,118
Included in long-term investments	9,058	—	—	9,058

	$51,131	$—	$—	$51,131

The amortized cost and estimated fair value of investments in debt securities as of December 31, 2002, by contractual maturity, were as follows (in thousands):

	Cost	Estimated Fair Value
Due in 1 year or less	$21,823	$21,823
Due in 1-2 years	9,025	9,025

Total investments in debt securities	$30,848	$30,848

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, long-term investments, accounts receivable and loans receivable. The Company places its cash equivalents, short-term investments and long-term investments with high-credit-quality financial institutions, primarily in money market accounts, commercial paper and federal agency and related securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents, short-term investments or long-term investments.

The Company’s accounts receivables are primarily derived from revenue earned from customers located in the United States, Europe and Asia. Sales to foreign customers are denominated in U.S. dollars, minimizing currency risk to the Company. In addition, certain sales to foreign customers are transacted on letter of credit terms, thereby minimizing credit risk to the Company. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. Due to the Company’s credit evaluation and collection process, bad debt expenses have not been significant, however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers could have a material adverse effect on the Company’s results of operations. At December 31, 2002 one customer located in the United States accounted for 29% of gross accounts receivable, one customer located in Europe accounted for 12% of gross accounts receivable and one customer located in Asia accounted for 13% of gross accounts receivable.

A relatively small number of customers, which includes the Company’s distributors, account for a significant percentage of the Company’s net revenues. For the year ended December 31, 2002, three customers accounted for approximately 37%, 16% and 13% of net revenues, respectively. For the year ended December 31, 2001, four customers accounted for approximately 39%, 19%, 16% and 10% of net revenues, respectively. For the year ended December 31, 2000, three customers accounted for approximately 39%, 31% and 20% of net revenues, respectively. The Company expects that the sale of its products to a limited number of customers, including its distributors, may continue to account for a high percentage of net revenues for the foreseeable future.

As of December 31, 2002, the Company has loans receivable totalling $3.4 million from Vari-L Company (Vari-L) secured by substantially all of Vari-L’s assets, including all intangible assets such as patents, trademarks and mask works. Sirenza has agreed to buy selected assets and liabilities of Vari-L (see note 3). Vari-L operates in substantially the same industry as Sirenza. Should the proposed business combination with Vari-L not close, all loans outstanding to Vari-L would increase Sirenza’s credit exposure to the RF components industry.

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2002, the Company sold inventory products with an original cost of $2.6 million that had been previously written-down. As the cost basis for written-down inventories is less than the orignal cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories are as follows:

	December 31,
	2002	2001
	(in thousands)
Inventories:
Raw materials	$295	$242
Work-in-process	1,221	1,572
Finished goods	1,203	80

Total	$2,719	$1,894

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company recorded charges of $71,000 to cost of goods sold and $1.2 million to research and development to reduce the carrying value of plant and equipment that was abandoned with no alternative future use.

During 2001, the Company recorded impairment charges of $315,000. This charge resulted from a significant decrease in demand for the Company’s products in combination with the Company’s intention to outsource a significant potion of its production testing operations and dispose of the related equipment. The Company concluded that the above facts indicated that the Company’s production testing equipment might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Company’s production testing equipment during the estimated remaining useful life of such equipment was not sufficient to recover the net book value of the assets. Based on the cash flow analysis and the Company’s estimate of the fair market value of its production testing equipment, an impairment charge of $315,000 was recorded to reduce the net book value of the Company’s production testing equipment to fair value. The above impairment charge has been recorded to cost of goods sold in the Company’s 2001 consolidated statement of operations.

Property and equipment are as follows:

	December 31,
	2002	2001
	(in thousands)
Property and equipment:
Machinery and equipment	$11,180	$9,188
Computer equipment and software	1,985	1,933
Furniture and fixtures	417	333
Leasehold improvements	963	886

Total	14,545	12,340
Less accumulated depreciation and amortization	7,859	5,055

Property and equipment, net	$6,686	$7,285

Income Taxes

From inception to October 1999, the Company elected to be taxed as an S corporation under Subchapter S of the Internal Revenue Code. Consequently, the stockholders were taxed on their proportionate share of the Company’s taxable income and no provision for Federal income taxes has been provided for periods in which the Company elected to be taxed as an S corporation. Effective October 4, 1999, the Company revoked its election to be treated as an S corporation under the Internal Revenue Code.

Subsequent to October 4, 1999, the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), “Accounting for Income Taxes.” FAS 109 require the use of the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. In 2001, the Company recorded a valuation allowance of $2.3 million against the carrying value of its net deferred tax assets, as a result of a reduction in the Company’s projected future taxable income.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable and accounts payable approximate cost due to the short period of time to maturity. Fair values of short-term investments, long-term investments and capital lease obligations are based on quoted market prices or pricing models using current market rates. The carrying values of these obligations approximate their fair values. Management has estimated the fair value of loans receivable approximates carrying value due to the combination of a short period of time to maturity, the underlying credit risk and related asset purchase agreement.

Stock-Based Compensation

As described in Note 10, the Company has elected to account for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation, as amended by FAS No. 148 “Accounting for Stock Based Compensation, Transition and Disclosures” (in thousands, except per share data):

	2002	2001	2000
Net loss—as reported	$(10,564)	$(19,586)	$(24,056)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported, net of related tax effects	1,015	1,398	1,380
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(7,720)	(8,420)	(2,844)

Pro forma net loss	$(17,269)	$(26,608)	$(25,520)

Loss per share:
Basic and diluted—as reported	$(0.35)	$(0.67)	$(1.09)

Basic and diluted—pro forma	$(0.58)	$(0.91)	$(1.16)

The Company accounts for stock issued to nonemployees in accordance with the provisions of FAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Comprehensive Income (Loss)

The Company has adopted Statement of Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company’s comprehensive net income (loss) was the same as its net income (loss) for the years ended December 31, 2002, 2001 and 2000.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (FAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders	$(10,564)	$(19,586)	$(24,056)

Weighted average common shares outstanding	29,856	29,133	22,032

Basic and diluted net loss per share applicable to common stockholders	$(0.35)	$(0.67)	$(1.09)

The effects of options to purchase 2,292,339, 3,751,604 and 5,482,969 shares of Common Stock at average exercise prices of $2.43, $9.58 and $6.27 for the years ended December 31, 2002, 2001 and 2000, respectively, have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

The effects of warrants to purchase 1,100,000 shares of Common Stock at an average exercise price of $4.50 have been included in basic net loss per share from the date of exercise in 2000. The effect prior to exercise of the warrants have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

The effects of conversion of 5,647,839 shares of Mandatorily Redeemable Convertible Preferred Stock into Common Stock for the year ended December 31, 2000 have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

The options that were antidilutive in 2002 may be dilutive in future years’ calculations as they were still outstanding at December 31, 2002.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. The most significant reclassifications include amortization of deferred stock compensation for cost of revenues, which was included with the amortization of deferred stock compensation for research and development, sales and marketing and general and administrative expenses as a separate line item on the consolidated statements of operations in the prior fiscal years, but has been reclassified as a separate line item within cost of revenue on the consolidated statements of operations.

Impact of Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. Sirenza does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

In November 2002, the FASB issued Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including certain indemnifications, loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the effect that the adoption of FIN 45 will have on its results of operations and financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

2.    Business Combinations

On August 14, 2002, the Company’s board of directors approved the acquisition of Xemod, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. The Company’s results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The purchase price was approximately $4.9 million in cash and accrued transaction costs, with additional cash consideration of up to approximately $3.4 million to be paid upon the execution, within 210 days following the closing of the acquisition by the Company of a qualified supply, development or licensing agreement with regard to the technology developed by Xemod. To be a qualified agreement, the agreement must provide for revenues to the Company or its subsidiary with a net present value (using a discount rate of 4%) of at least $3.5 million, provide for a payment of at least

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.5 million to the Company upon execution and otherwise be reasonably acceptable to the Company. The additional amount payable of between zero and the maximum noted above is determined by applying a formula to the net present value of the revenue to the Company provided for by the qualified agreement.

As of December 31, 2002, a qualified agreement had not been executed. If the technology licensing objectives are achieved the additional consideration will be recorded as additional goodwill or another element of the transaction. The future cash payout of additional consideration, if any, will be payable within 15 days following the date upon which technology licensing objectives are achieved. The Company funded the Xemod acquisition using cash on hand. The acquisition is intended to strengthen the Company’s product portfolio of RF components, in particular, high power amplifier products.

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

The total purchase price of approximately $4.9 million has been allocated as follows (in thousands):

Net tangible assets and liabilities acquired (excluding accrued restructuring)	$1,496
Amortizable intangible assets:
Patented core technology	700
Internal use software	70
Goodwill	737
Accrued Restructuring	(271)
In-process research and development	2,200

Total purchase price	$4,932

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The rates utilized to discount the net cash flows to their present values are based on Xemod’s weighted average cost of capital, calculated employing estimates of required equity rates of return and after-tax costs of debt based on a group of peer companies. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 32%-36% were deemed appropriate for valuing the IPR&D.

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Xemod as if the acquisition had occurred as of the beginning of the periods presented. The results for the year ended December 31, 2002 include the results of Xemod from September 11, 2002 (the acquisition date). Adjustments have been made to the combined results of operations for year ended December 31, 2002 and 2001, respectively, reflecting amortization of purchased intangibles, as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Year Ended December 31,
	2002	2001
	Unaudited
	(in thousands, except per share data)
Net revenues	$22,282	$21,137

Loss before extraordinary item and cumulative effect of change in accounting principle	$(14,353)	$(28,698)

Net loss	$(14,353)	$(28,698)

Basic net loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.48)	$(0.99)

Net loss	$(0.48)	$(0.99)

The unaudited pro forma financial information above includes the following material, non-recurring charges: development fees (research and development) of $1.6 million in year ended December 31, 2001, purchased IPR&D charges of $2.2 million and impairment charges related to the Company’s investment in GCS of $2.9 million in the year ended December 31, 2002, respectively.

In connection with the acquisition of Xemod, the Company did not recognize any of the acquired deferred revenue of Xemod at the consummation of the business combination in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” The deferred revenue balance of Xemod at the date of the purchase business combination related to a prepaid license arrangement, for which Xemod was recognizing the revenue over an extended period, based on Xemod’s estimate of the useful life of the technology license, or four years. As of the date of the purchase business combination, Xemod had (and therefore the Company assumed) no further performance obligations in accordance with the agreement, as the Company was not required to provide additional goods, services or other consideration. As the deferred revenue did not represent a legal performance obligation on the part of the Company, no liability was recognized at the consummation of its business combination with Xemod.

3.    Loans to Vari-L

On December 2, 2002, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, Olin Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Acquisition Sub”), and Vari-L. Pursuant to the Asset Purchase Agreement,

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition Sub will acquire substantially all of the assets of Vari-L and assume specified liabilities of Vari-L for approximately $13.6 million in Company common stock and cash and forgiveness of $1.4 million in secured bridge loans currently owed to the Company by Vari-L, as described below. The aggregate Sirenza common stock and cash proceeds noted above are subject to adjustment based on certain Vari-L net asset changes between September 30, 2002 and the closing date, and will be adjusted downward for any additional funds drawn by Vari-L on its existing secured loan facility with the Sirenza. The net proceeds payable to Vari-L under the Asset Purchase Agreement will be paid in a ratio of fifty-five percent (55%) Sirenza common stock (valued at $1.44 per share) and forty-five percent (45%) cash. The acquisition is anticipated to close in the second quarter of 2003. The consummation of the transaction contemplated by the Asset Purchase Agreement is subject to the approval of the stockholders of Vari-L, the effectiveness of a proxy statement/prospectus as declared by the Securities and Exchange Commission and other customary closing conditions.

In connection with the acquisition discussions, on October 7, 2002, the Company agreed to provide Vari-L with a secured loan facility of up to $5.3 million. The loan facility is secured by substantially all of Vari-L’s assets, including all intangible assets such as patents, trademarks and mask works and has an annual interest of 25% on outstanding borrowings.

Under the terms of the loan facility, the Company has provided Vari-L loans in two tranches. The first tranche (“Tranche A”) consists of an initial term loan of approximately $1.4 million which was used by Vari-L to terminate its previous credit facility with Wells Fargo Bank and will be forgiven by Sirenza upon completion of the proposed business combination. The second tranche (“Tranche B”) consists of additional term loans of up to approximately $3.9 million which may be drawn by Vari-L in accordance with a pre-determined schedule. To the extent outstanding at the closing date of the proposed business combination, the tranche B loan amounts will reduce, on a dollar for dollar basis, the amount of cash and Company common stock consideration to be paid to Vari-L. Unless earlier prepaid or accelerated, all outstanding principal and accrued interest under the loans are due and payable in full on September 25, 2003. As of December 31, 2002, approximately $3.4 million of loans to Vari-L remain outstanding, of which $1.4 million represents tranche A loans and $2.0 million represents tranche B loans.

The tranche A loan amount of approximately $1.4 million is convertible, at the Company’s option, into 19.9% of the outstanding common stock of Vari-L, on a fully diluted basis, at any time after the earliest to occur of the following:

(i) the	fifth Business Day prior to Maturity of the tranche A loan;

(ii) the	date the Company receives written notice of Vari-L’s intent to prepay the tranche A loan;

(iii) the	date of the commencement of a tender offer by a party other than the Company; or

(iv)	the date Vari-L executes a definitive acquisition agreement with a party other than the Company.

As of December 31, 2002, none of the events had occurred and accordingly, the tranche A loan is not currently convertible.

At December 31, 2002, Vari-L had violated a financial covenant of the loan facility and the default interest rate of 30% went into effect on January 1, 2003. As a result of the event of default, the Company has the right to call all amounts outstanding under the loan facility, although no such election had been made as of December 31, 2002.

At each balance sheet date for which loans from Vari-L remain outstanding, the Company evaluates the loans for impairment. The Company’s evaluation includes examining the financial condition of Vari-L, including

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the availability of Vari-L assets in which the Company has a security interest. If the Company determines that its loans to Vari-L are impaired, the Company will write-down the loan receivable balance to fair value. Such a write-down could have a material adverse impact on the Company’s consolidated results of operations in the period in which it occurs. As of December 31, 2002, the Company had funded Vari-L approximately $3.4 million, which is recorded on the Company’s balance sheet as “Loans to Vari-L.” The Company has concluded that none of this amount is impaired as of December 31, 2002.

In connection with the transactions with Vari-L, the Company entered into an engagement letter with a financial advisor pursuant to which it agreed to indemnify its financial advisor against certain liabilities and costs, including liabilities under federal securities laws, related to the engagement of such financial advisor to provide business advisory services to the Company.

4.    Investment in GCS

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

On a quarterly basis, the Company evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan at the time of our investment, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. There is no public market for securities of GCS, and the factors mentioned above may require management to make significant judgments about the fair value of the GCS securities.

In the fourth quarter of 2002, the Company determined that an other than temporary decline in value of its investment had occurred. Accordingly, the Company recorded a charge of $2.9 million to reduce the carrying value of its investment to the estimated fair value. The fair value has been estimated by management and may not reflective of the value in a third party financing event.

The realizability of the balance of the Company’s investment in GCS is ultimately dependent on the Company’s ability to sell its GCS shares, for which there is currently no public market and may be dependent on market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as, public markets receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if the Company is able to sell its GCS shares, the sale price may be less than carrying value of the investment, which could have a material adverse effect on the Company’s consolidated results of operations.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Capital Lease Obligations

Capital Lease Obligations

The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated approximately $1.3 million and $2.4 million at December 31, 2002 and 2001, respectively. Related accumulated depreciation was approximately $828,000 and $1.3 million at December 31, 2002 and 2001, respectively. Depreciation expense related to assets under capital leases is included in depreciation expense. In addition, the capital leases are generally secured by the related equipment and the Company is required to maintain liability and property damage insurance.

Future minimum lease payments under noncancelable capital leases at December 31, 2002 are as follows (in thousands):

2003	$506
2004	93
2005	59

Total minimum lease payments	658
Less amounts representing interest	56

Present value of minimum lease payments	602
Less current portion	459

Long-term portion	$143

6.    Commitments

The Company leases its facilities and certain equipment under operating lease agreements, which expire at various dates through 2006. Future minimum lease payments under these leases as of December 31, 2002 are as follows (in thousands):

2003	$1,264
2004	1,205
2005	745
2006	179

Total minimum lease payments	$3,393

Rent expense under the operating leases was $736,000, $1.4 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In 2000, the Company sold certain manufacturing equipment under sale-leaseback arrangements. The new lease arrangement is accounted for as an operating lease and has a term of three years with quarterly rent expense of approximately $64,000.

Unconditional Purchase Obligations

The Company has unconditional purchase obligations to certain suppliers that supply the Company’s wafer requirements. Because the products the Company purchases are unique to it, its agreements with these suppliers prohibit cancellation subsequent to the production release of the products in its suppliers manufacturing facilities, regardless of whether the Company’s customers cancel orders. At December 31, 2002, the Company had approximately $834,000 of unconditional purchase obligations.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Contingency

In November 2001, the Company, various of its officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On October 8, 2002, pursuant to stipulation by the parties, the courts dismissed the officer defendants from the action without prejudice. Subsequent to December 31, 2002, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including the Company. The court’s order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. The Company believes that the allegations against it are without merit and intends to defend the litigation vigorously and does not believe the ultimate outcome will have a material adverse impact on the Company’s results of operations or financial condition. Even if the Company is entirely successful in defending this lawsuit, the Company may incur significant legal expenses and its management may expend significant time in the defense.

8.    Restructuring Activities

Acquisition-Related Restructuring Costs Capitalized in Fiscal 2002 as a Cost of Acquisition

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

The $393,000 restructuring liability consisted of $28,000 of severance and $365,000 of costs of vacating duplicate facilities.

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

In February of 2003, the Company began subleasing the facility that was exited as part of the restructuring related to the acquisition of Xemod. The Company expects to receive a total of $122,000 over the remaining term of the lease, which expires in February 2005, from its sublessee. Accordingly, the Company reduced its accrued restructuring liability and goodwill by this amount as of December 31, 2002. Any further changes to the estimates of costs associated with executing the currently approved plans of restructuring for the Xemod organization prior to September 11, 2003 would be recorded as an increase or decrease to goodwill.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the balance of the accrued restructuring charges capitalized as a cost of acquisition in the third quarter of 2002 consisted of the following (in thousands):

	Amount Charged to Goodwill	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at December 31, 2002
Severance	$28	$(28)	$—	$—
Duplicative facilities	365	(39)	(122)	$204

	$393	$(67)	$(122)	$204

The cash expenditures relating to the duplicative facility lease commitments are expected to be paid over the term of the lease through 2005.

2002 Restructuring Activities

As a result of the continued softness in the wireless telecommunications industry, the Company revised its cost structure in the fourth quarter of 2002 and incurred a restructuring charge of $391,000 related to a workforce reduction and exiting excess facilities. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed the Company to a plan of employee termination and consolidation of excess facilities which included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits. These costs are accounted for under EITF 94-3, “ Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

Workforce Reduction

In the fourth quarter of 2002, the Company recorded a charge of $120,000 related to severance and fringe benefits associated with the termination of nine employees. Of the nine terminations, seven were engaged in research and development activities and two were engaged in sales and marketing activities. All of the terminated employees were from the United States.

The workforce reductions began and were concluded in the fourth quarter of 2002 with all of the severance related benefits paid in the fourth quarter of 2002.

Exiting of Excess Facilities

In the fourth quarter of 2002, the Company recorded a charge of approximately $271,000 for excess facilities primarily relating to noncancelable lease costs. The Company estimated the cost for excess facilities based on the contractual terms of its noncancelable lease agreements. Given the then current and expected real estate market conditions, the Company assumed none of the excess facilities would be subleased. To date, none of the facilities have been subleased. However, to the extent the Company does sublease any of its excess facilities, the proceeds received from subleasing would be credited to restructuring charges, the same statement of operations line item originally charged for such excess facilities.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring costs and activities of the Company’s 2002 restructuring through December 31, 2002 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at December 31, 2002
Workforce reduction	$120	$(120)	$—	$—
Lease commitments	271	—	—	271

	$391	$(120)	$—	$271

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2005.

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

Worldwide Workforce Reduction

In the fourth quarter of 2001, the Company recorded a charge of $481,000 primarily related to severance and fringe benefits associated with the termination of 27 employees. Of the 27 terminations, 12 were engaged in manufacturing activities, seven were engaged in research and development activities, five were engaged in sales and marketing activities and three were engaged in general and administrative activities. In addition, of the 27 terminations, 23 were from sites located in the United States, three were from the Company’s Canadian design center and one was from the Company’s European sales office.

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities, the proceeds received from subleasing will be credited to restructuring charges, the same statement of operations line item originally charged for such excess facilities.

The following table summarizes the activity related to the Company’s accrued restructuring balance during the year ended December 31, 2002 (in thousands):

	Accrued Restructuring Balance at December 31, 2001	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at December 31, 2002
Worldwide workforce reduction	$24	$(7)	$(17)	$—
Lease commitments	2,131	(658)	(95)	1,378

	$2,155	$(665)	$(112)	$1,378

The following table summarizes the restructuring costs and activities of the Company’s 2001 restructuring through December 31, 2002 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at December 31, 2002
Worldwide workforce reduction	$481	$(464)	$(17)	$—
Lease commitments	2,189	(716)	(95)	1,378

	$2,670	$(1,180)	$(112)	$1,378

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2006.

At each balance sheet date, the Company evaluates its restructuring accrual for appropriateness. In the third quarter of 2002, the Company determined that $112,000 of its restructuring accrual was no longer appropriate as of September 30, 2002 and adjusted its restructuring liability accordingly. The $112,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or restructuring.

Of the $112,000 restructuring liability adjustment, $95,000 related to a non-cancelable operating lease that the Company determined would not be abandoned. The remaining $17,000 related to termination benefits that were never redeemed by terminated employees.

9.    Mandatorily Redeemable Convertible Preferred Stock

In October 1999, the Company issued 5,647,839 shares of Mandatorily Redeemable Convertible Preferred Stock at $3.01 per share for net proceeds of approximately $17.0 million. The holders of the Mandatorily Redeemable Convertible Preferred Stock had various rights and preferences, including, but not limited to, redemption rights. In the first quarter of 2000 and the fourth quarter of 1999, the Company recorded an increase to its accumulated deficit of $25.9 million and $21.9 million, respectively, related to the accretion of the Mandatorily Redeemable Convertible Preferred Stock to the Company’s estimate of its fair value to reflect its redemption value. As a result, net income available to common stockholders was reduced. Upon the completion of the Company’s initial public offering, the Mandatorily Redeemable Convertible Preferred Stock was converted into shares of common stock and, accordingly, the Company did not incur any additional accretion charges.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Stockholders’ Equity (Net Capital Deficiency)

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

Preferred Stock

Upon the completion of the Company’s initial public offering in May 2000, the Company’s Certificate of Incorporation was amended to authorize 5,000,000 shares of $0.001 par value Preferred Stock. The Company’s Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of the shares and may determine the rights, preferences, and terms of the Company’s preferred stock.

Common Stock

Upon the completion of the Company’s initial public offering in May 2000, the Company’s Certificate of Incorporation was amended to authorize 200,000,000 shares of $0.001 par value Common Stock. Each share of Common Stock is entitled to one vote. The holders of common stock are also entitled to receive dividends from legally available assets of the Company when and if declared by the Board of Directors.

Treasury Stock

In the third quarter of 2002, the Company’s board of directors authorized the repurchase of up to $4.0 million of the Company’s common stock from time to time based on the price per share of its common stock and general market conditions. Purchases may be made at management’s discretion in the open market or in private transactions at negotiated prices. In the third quarter of 2002, the Company repurchased 100,000 shares of its common stock for an aggregate price of $165,000.

Stock Option Plan

In January 1998, the Company established the 1998 Stock Plan (the 1998 Plan) under which stock options may be granted to employees, directors and consultants of the Company and authorized 4,000,000 shares of Common Stock for issuance thereunder. In 1999, the Board of Directors approved increases in the number of shares authorized for issuance under the 1998 Plan to 5,994,691. In 2000, the Company’s Board of Directors and Stockholders approved an increase in the number of shares authorized for issuance under the 1998 Plan to 7,194,691. In addition, in 2000, the Board of Directors approved an amendment and restatement of the 1998 Plan to, among other things, provide for automatic increases on the first day of each of the Company’s fiscal years beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Consequently, 891,823 and 816,142 shares were authorized for issuance under the 1998 Plan in 2002 and 2001, respectively, representing 3% of the outstanding shares on January 1, 2002 and 2001, respectively. The shares may be authorized, but unissued, or reacquired Common Stock.

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Rights to purchase stock may also be granted under the 1998 Plan with terms, conditions, and restrictions determined by the Board of Directors.

The following is a summary of option activity for the 1998 Plan:

	Outstanding Stock Options
	Shares Available	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance at December 31, 1999	763,318	5,231,373	$0.92–$ 3.50	$1.25
Authorized	1,200,000	—	$ —	$—
Granted	(1,504,866)	1,504,866	$5.50–$47.44	$19.38
Exercised	—	(1,228,770)	$0.92–$ 1.50	$1.05
Canceled	24,500	(24,500)	$1.50–$25.88	$6.04

Balance at December 31, 2000	482,952	5,482,969	$0.92–$47.44	$6.27
Authorized	816,142	—	$ —	$—
Granted	(1,179,050)	1,179,050	$5.09–$38.00	$10.38
Exercised	—	(2,409,925)	$0.92–$ 8.00	$1.17
Canceled	500,490	(500,490)	$0.92–$47.44	$15.65

Balance at December 31, 2001	620,534	3,751,604	$0.92–$47.44	$9.58
Authorized	891,823	—	$ —	$—
Granted	(1,262,500)	1,262,500	$1.15–$ 5.85	$3.16
Exercised	—	(109,380)	$0.92–$ 1.50	$1.27
Canceled	2,612,385	(2,612,385)	$0.92–$47.44	$13.10

Balance at December 31, 2002	2,862,242	2,292,339	$0.92–$29.88	$2.43

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.92	279,508	5.79	$0.92	274,924	$0.92
$1.15–$1.66	1,537,907	8.02	$1.55	648,154	$1.50
$1.79–$3.50	219,937	7.21	$3.37	140,187	$3.50
$4.13–$8.00	227,612	8.34	$6.78	88,908	$7.09
$10.00–$29.88	27,375	7.89	$23.55	24,499	$24.23

$0.92–$29.88	2,292,339	7.70	$2.43	1,176,672	$2.50

In 1999, the Company granted approximately 102,000 stock options to nonemployees at exercise prices of $1.50 per share in exchange for services. The Company recorded charges to sales and marketing expense in 2000 of $63,000 representing the fair value of vested stock options granted to a nonemployee in 1999. All of these options were vested at December 31, 2002.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In February 2000, the Company’s Board of Directors and Stockholders approved and established the 2000 Employee Stock Purchase Plan (the Employee Stock Purchase Plan) reserving a total of 300,000 shares of Common Stock for issuance. The Employee Stock Purchase Plan provides for an automatic annual increase on the first day of each of the Company’s fiscal years beginning January 1, 2001 equal to the lesser of 350,000 shares, 1% of the outstanding Common Stock on that date, or a lesser amount as determined by the Board. Consequently, 297,274 and 272,047 shares were authorized for issuance under the Employee Stock Purchase Plan in 2001 and 2002, respectively, representing 1% of the outstanding shares on January 1, 2002 and January 1, 2001, respectively. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock at 85% of fair market value at specific, predetermined dates. Employees purchased 269,802 and 112,786 shares for approximately $526,000 and $757,000 in 2002 and 2001, respectively.

Shares of Common Stock reserved for future issuance are as follows:

	December 31,
	2002	2001
1998 Stock Plan	5,154,581	4,372,138
2000 Employee Stock Purchase Plan	446,103	418,631

	5,600,684	4,790,769

Stock-Based Compensation

The Company applies APB Opinion No. 25, as amended by FIN 44, in accounting for stock-based awards to employees and directors. Under APB Opinion No. 25, as amended by FIN 44, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and net income (loss) per share is required under FAS 123 and is calculated as if the Company had accounted for its employee and director stock options (including shares issued under the Employee Stock Purchase Plan) granted during the years ended December 31, 2002, 2001 and 2000 under the fair value method of FAS 123. The fair value of options granted in 2002 and 2001 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options	2002	2001
Expected life (in years)	4.88	4.91
Risk-free interest rate	3.8%	4.6%
Volatility	1.38	2.64
Dividend yield	0%	0%

Employee Stock Purchase Plan Shares	2002	2001
Expected life (in years)	0.5	0.5
Risk-free interest rate	1.72%	6.5%
Volatility	1.13	1.52
Dividend yield	0%	0%

As discussed above, the valuation models used under FAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee and director options granted during 2002, 2001 and 2000 was $2.87, $10.14 and $16.26 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2002, 2001 and 2000 was $1.08, $4.50 and $6.56, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with fair value method of FAS 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss applicable to common stockholders:
As reported	$(10,564)	$(19,586)	$(24,056)

Pro forma	$(17,269)	$(26,608)	$(25,520)

Basic and diluted net loss per share applicable to holders of Common Stock:
As reported	$(0.35)	$(0.67)	$(1.09)

Pro forma	$(0.58)	$(0.91)	$(1.16)

The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

Option Exchange Program

In the third quarter of 2002, the Company’s board of directors approved a voluntary stock option exchange program whereby, the Company offered employees and directors of the Company the opportunity to exchange unexercised options for new options covering the same number of shares on a one-for-one basis. The Company then canceled all the unexercised options tendered by employees and directors.

Under the terms of the program, employees and directors who tendered any of their options were required to tender all options granted to them during the six-month period prior to the commencement date of the offer. The new options under the program will be granted six-months and one day following the closing date of the offering period, (the date of legal cancellation of the tendered options), with an exercise price per share equal to the fair market value of the Company’s Common Stock at that time. Since the date of legal cancellation of the options under the offer, the Company has not granted any new options at an exercise price less than that of the cancelled options to any employees who tendered their options.

Additionally, the Company did not agree to compensate any employee or director for any increases in the market value of the Company’s common stock during the six month and one day period, nor were there any provisions in the offer that allowed for reinstatement of the cancelled award or an acceleration of the grant of the new award during the six month and one day period.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has accounted for its voluntary option exchange program in accordance with the provisions of FIN 44 and EITF 00-23, and has concluded there is no accounting consequence, other than accelerating amortization of deferred stock compensation, to its offer to cancel and then grant new options under the terms of the program described above.

On September 19, 2002, the Company canceled options to purchase 2,416,416 shares of the Company’s Common Stock. In exchange for those options canceled, the Company will grant new options to purchase an aggregate of up to 2,416,416 shares of the Company’s Common Stock sometime on or after March 20, 2003. In connection with the option exchange program, the Company incurred accelerated amortization of deferred stock compensation of approximately $74,000 in the third quarter of 2002.

Deferred Stock Compensation

In connection with the grant of stock options to employees prior to the Company’s initial public offering, the Company recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2002, 2001 and 2000, the Company amortized $1.0 million, $1.4 million and $1.3 million, respectively, of this deferred stock compensation. Included in the $1.0 million of amortization of deferred stock compensation for 2002 is the $74,000 of accelerated amortization charges related to the Company’s voluntary stock option exchange described above. The Company will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The amount of deferred stock compensation expense to be recorded in future periods could decrease again if additional options for which accrued but unvested compensation has been recorded are forfeited.

11.    Employee Benefit Plans

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

Contributions to the Plan during the year ended December 31, 2002, 2001 and 2000 were approximately $160,000, $147,000 and $203,000, respectively.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes

The Company’s provision for income taxes for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	December 31,
	2002	2001	2000
	(In thousands)
Current:
Federal	$—	$—	$2,555
State	—	—	472
Foreign	59	59	50

	59	59	3,077
Deferred:
Federal	—	1,968	(1,968)
State	—	309	(309)
Foreign	—	—	—

	—	2,277	(2,277)

Provision for income taxes	$59	$2,336	$800

A $3.0 million income tax benefit related to the exercise of stock options reduced taxes currently payable for the year ended December 31, 2000 and was credited to additional paid-in capital.

Income (loss) before income taxes consisted of the following:

	December 31,
	2002	2001	2000
	(In thousands)
Domestic	$(10,921)	$(17,425)	$2,270
Foreign	416	175	398

	$(10,505)	$(17,250)	$2,668

A reconciliation of taxes computed at the federal statutory income tax rate to the provision (benefit) for (from) income taxes is as follows:

	December 31,
	2002	2001	2000
	(In thousands)
Provision (benefit) computed at federal statutory rate	$(3,677)	$(6,038)	$907
State income taxes, net	—	309	163
Foreign Taxes	59	59	—
Impairment of investment in GCS	1,015	—	—
In process research and development	770	—	—
Valuation allowance	1,690	7,470	—
Amortization of deferred stock compensation	355	489	447
Utilization of tax net operating loss carryforward	—	—	(685)
Other	(153)	47	(32)

	$59	$2,336	$800

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$23,588	$16,666
Accruals and reserves	4,169	5,176
Deferred margin on distributor inventory	1,625	1,473
Tax credits	1,665	—
Capitalization of R&D expenses	5,416	720
Other	493	288

Total deferred tax assets	36,956	24,323
Valuation allowance	(36,392)	(24,075)

Gross deferred tax assets	564	248
Deferred tax liability:
Acquisition related items	(295)	—
Tax over book depreciation	(269)	(248)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2002, the Company had deferred tax assets of approximately $37.0 million. Management has evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109. As of December 31, 2002, the Company had no ability to realize its deferred tax assets through carrybacks or available tax planning strategies. Additionally, based on the cumulative pre-tax losses the Company has sustained in the three years ended December 31, 2002 and the current economic uncertainty in the Company’s industry that limits the Company’s ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance, in an amount equal to our net deferred tax assets as of December 31, 2002, was recorded. The valuation allowance increased by approximately $12.3 million, $19.4 million and $1.9 million in 2002, 2001, and 2000, respectively. Approximately, $9.4 million of the valuation allowance was attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of the Company’s acquired subsidiary and then income tax expense. Approximately, $13.9 million of the Company’s valuation allowance was attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when and if realized.

As of December 31, 2002, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $63.7 million and $23.6 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $0.8 million, respectively. The federal and state net operating loss carryforwards will expire at various times beginning in 2020 and 2010, respectively, if not utilized. The tax credit carryforwards will expire at various times beginning in 2009 if not utilized.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Related Party Transactions

The Company purchases assembly services from a packaging subcontractor and supplier of contract manufacturing services located in the Philippines (the Supplier). The Supplier’s principal stockholder is a cousin of the Company’s chairman of the board.

Purchases from the Supplier totaled $339,000, $574,000 and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, amounts owed to this Supplier by the Company totaled $316,000.

14.    Segments of an Enterprise and Related Information

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company’s chief operating decision maker (CODM), the Chief Executive Officer of the Company, evaluates performance and allocates resources based on segment reporting operating income (loss).

From 2000 to 2001, the Company operated under two business segments: the Standard Products segment and the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, the Company reorganized to focus on end markets. As a result of this reorganization, the Company operated in three business segments through the date of the acquisition of Xemod. As a result of the acquisition, the Company now operates in four business segments. First is the Wireless Applications business area. This business area is responsible for all wireless infrastructure activity, excluding high power amplifier products, both standard and specialized. Second is the Wireline Applications business area. This business area is responsible for the development and marketing of wireline components to both cable television and fiber optics markets. Third is the Terminals business area. This business area focuses on customers who use the Company’s products for applications outside of the Company’s core markets of wireless and wireline infrastructure, such as cable television set-top boxes and wireless video transmitters. Last is the Integrated Power Products business area (representing the historical business of Xemod). This business area focuses on high power amplifier products for wireless communication and networking infrastructure markets. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment and resource allocation processes.

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, general and administrative expenses, amortization of deferred stock compensation, in-process research and development, restructuring charges, impairment charges related to the Company’s investment in GCS, interest income and other, net, interest expense, and the provision for income taxes, as the aforementioned items are not allocated for purposes of the CODM’s review. Assets and liabilities are not discretely reviewed by the CODM.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Wireless Applications	Wireline Applications	Terminals Applications	Integrated Power Products	Total Segments	Non- Segment Items	Total Company
	(in thousands)
For the year ended December 31, 2002
Net revenues from external customers	$18,043	$395	$1,981	$394	$20,813	$(103)	$20,710

Operating income (loss)	$5,080	$(730)	$324	$(1,142)	$(3,532)	$(14,930)	$(11,398)

For the year ended December 31, 2001
Net revenues from external customers	$12,174	$170	$7,587	$—	$19,931	$(110)	$19,821

Operating income (loss)	$1,205	$(1,521)	$2,980	$—	$2,664	$(23,366)	$(20,702)

The Integrated Power Products business area was established as a result of the acquisition of Xemod and includes only revenues and operating income (loss) attributable to Xemod and does not include any other portion of the revenues and operating income (loss) that was previously included in the Company’s other segments. Therefore, restatement of prior periods on the basis of four segments is impracticable because this segment had no segment revenue or operating income (loss) prior to the acquisition date.

The 2001 segment information presented above has been restated to reflect the change in the number of the Company’s segments from two to three in 2002. As noted above, the change in segments from three to four subsequent to the acquisition of Xemod did not impact the 2001 segment presentation, as the additional segment, the Integrated Power Products segment, includes only revenues and operating income (loss) attributable to Xemod and does not include any other portion of the revenues and operating income (loss) that was previously included in the Company’s other segments.

In 2002 the Company implemented a new revenue tracking system that did not allow for information to be restated prior to 2001. This new software provided, among other things, the ability to partially automate the segment reporting function, which prior to that date had been done manually. However, in order to for the system’s segment reporting ability to function correctly, sales records needed to be marked so that the system could properly sort the data into the segments the Company had chosen for 2002. The Company’s historical records (prior to 2002) did not contain these identifying markers so the Company was unable to use the new system to convert historical sales records into the new segments. The data from 2001 was current enough to manually sort and mark the records into the correct segments. This allowed the Company to load the 2001 data into the system. Given the age of the data prior to 2001, the Company was unable to perform this same process for earlier years. As the Company is unable to restate its current segment information prior to 2001, the following table presents segment information for 2000, based on the Company’s segment reporting structure at that time:

	Standard Products	Wireless Infrastructure Products	Total Segments	Non- Segment Items	Total Company
	(in thousands)
Fiscal 2000
Net revenues from external customers	$34,649	$—	$34,649	$—	$34,649
Operating income (loss)	15,563	(3,262)	12,301	(11,986)	315
Expenditures for long-lived assets	1,824	1,659	3,483	3,060	6,543

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of geographical information (in thousands):

	December 31,
	2002	2001	2000
Net revenues from external customers:
United States	$11,882	$14,906	$32,231
Other foreign countries	8,828	4,915	2,418

	$20,710	$19,821	$34,649

Long-lived assets:
United States	$6,150	$6,385	$6,666
Other foreign countries	793	1,100	1,891

	$6,943	$7,485	$8,557

In 2002, sales to customers located in Sweden represented approximately 15% of the Company’s net revenues. In 2001, sales to customers located in the United Kingdom represented approximately 10% of the Company’s net revenues.

Substantially all of the Company’s long-lived assets outside of the United States at December 31, 2002 and 2001 reside in Canada.

Three of the Company’s customers, Richardson Electronics Laboratories, Avnet Electronics Marketing and Ericsson accounted for approximately 37%, 16% and 13% of net revenues, respectively, for the year ended December 31, 2002. Four of the Company’s customers, Richardson Electronics Laboratories, Minicircuits Laboratories, Avnet Electronics Marketing and Pace Micro Technology, PLC accounted for 39%, 19%, 16% and 10% of net revenues, respectively, for the year ended December 31, 2001. Richardson Electronics Laboratories, Minicircuits Laboratories and Avnet Electronics Marketing accounted for 39%, 31% and 20% of net revenues, respectively, for the year ended December 31, 2000. No other customer accounted for more than 10% of net revenues during these periods.

15.     Special Charges

In the fourth quarter of 1999, the Company’s Board of Directors paid a cash dividend to holders of Common Stock in an aggregate amount of $4.0 million. The Company also agreed to pay a non-recurring bonus totaling approximately $3.0 million to its stockholders who were also employees and officers of the Company. The bonus was paid in recognition of the stockholders active involvement, leadership and contributions to the rapid development of the Company through the end of 1999. The total amount of the bonus was determined based upon these activities of the stockholders in their capacity as employees and was approved by the Company’s Board of Directors. The bonus, which was also intended to assist the stockholders cover any federal or state taxes associated with the payment of the dividend, was paid in December 1999. In 1999, the Company recorded the $3.0 million as special charges in the statement of operations as this amount represents a nonrecurring transaction that the Company does not consider to be reflective of its ongoing operations. In 2000, the above stockholders filed their tax returns and refunded the Company $282,000, representing the excess amount of bonus received compared to their actual federal and state tax liability. The Company recorded the receipt of the $282,000 as special charges in the statement of operations, consistent with the presentation of that in the preceding fiscal year.

16.    Subsequent Event (Unaudited)

In connection with the proposed acquisition of Vari-L, the Company agreed to provide Vari-L with a secured loan facility of up to $5.3 million (see Note 3). From January 1, 2003 through March 18, 2003, the Company loaned to Vari-L an additional $1.3 million under the loan facility. As of March 18, 2003, $4.7 million of loans to Vari-L remain outstanding.

Item 9.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item concerning our executive officers and directors is incorporated herein by reference to the sections captioned “Other Information—Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”).

We have revised our Insider Trading Policy to allow our directors, officers and employees covered by such policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit trading on their behalf of our stock by an independent person (such as an investment bank) who is not aware of material non-public information regarding us at the time of such trades. As of December 31, 2002, John Ocampo, our Chairman of the Board, Susan Ocampo, our Treasurer, and Robert M. Pinato, our Vice President, Terminal Products have each adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such plans in the future.

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

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Related Parties” contained in the Proxy Statement.

Item 14.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Because of inherent limitations on any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, within a company may be detected.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)	Financial Statements

The following financial statements are filed as part of this annual report (and are contained in Part II, Item 8 hereof):

Financial Statement Schedules

The following financial statement schedules are filed as part of this annual report and are contained on  page S-1:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

Exhibits

See Index of Exhibits after Schedule II. The exhibits listed on the accompanying Index of Exhibits are filed as part of this annual report, or are incorporated in this annual report by reference, in each case as indicated therein.

(b)	Reports on Form 8-K

For the quarter ended December 31, 2002, we filed two reports on Form 8-K. Information regarding the items reported on is as follows:

1)	On November 12, 2002, we filed an amendment to our current report on Form 8-K previously filed on September 25, 2002, to report the completion of the acquisition of Xemod Incorporated, a California corporation. Financial statements for Xemod Incorporated and pro forma financial statements were included in this filing.

2)	On December 6, 2002, we filed a current report on Form 8-K to report that we entered into a definitive asset purchase agreement with Vari-L Company, Inc., a Colorado corporation, pursuant to which we will, subject to certain conditions to closing, acquire certain assets and assume certain liabilities of Vari-L Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ THOMAS SCANNELL
Thomas Scannell Vice President and Chief Financial Officer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT VAN BUSKIRK Robert Van Buskirk	President, Chief Executive Officer and Director	March 31, 2003

/s/ THOMAS SCANNELL Thomas Scannell	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ GERALD HATLEY Gerald Hatley	Vice President and Controller (Principal Accounting Officer)	March 31, 2003

/s/ JOHN OCAMPO JOHN OCAMPO	Chairman of the Board of Directors	March 31, 2003

/s/ JOHN BUMGARNER JOHN BUMGARNER	Director	March 31, 2003

/s/ PETER CHUNG Peter Chung	Director	March 31, 2003

/s/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	March 31, 2003

Certifications

I, Robert Van Buskirk, certify that:

1.	I have reviewed this annual report on Form 10-K of Sirenza Microdevices, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ ROBERT VAN BUSKIRK
Robert Van Buskirk Chief Executive Officer

I, Thomas Scannell, certify that:

1.	I have reviewed this annual report on Form 10-K of Sirenza Microdevices, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ THOMAS SCANNELL
Thomas Scannell Vice President and Chief Financial Officer

SCHEDULE II

SIRENZA MICRODEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

Allowance for Doubtful Accounts Receivable

Year Ended December 31,	Balance at Beginning of Period	Additions —Charged to Costs and Expenses	Deductions —Write-offs	Balance at End of Period
2002	$42,000	$—	$—	$42,000
2001	$59,000	$—	$17,000	$42,000
2000	$100,000	$—	$41,000	$59,000

S-1

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, by and among Registrant, Olin Acquisition Corporation, and Vari-L Company, Inc., dated as of December 2, 2002.(1)

2.2	Agreement and Plan of Reorganization, by and among Registrant, Xavier Merger Sub, Inc. and Xemod Incorporated, dated as of August 15, 2002.(2)

3.1	Restated Certificate of Incorporation of Registrant.(3)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”).(4)

3.3	Bylaws of Registrant, as amended, as currently in effect.(5)

4.1	Form of Registrant’s Common Stock certificate.(3)

4.2	Investors’ Rights Agreement, by and among Registrant and the parties named therein, dated as of October 4, 1999.(3)

10.1**	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.(3)

10.2**	Change of Control Severance Agreement, by and between Registrant and Guy Krevet, dated November 23, 1998.(3)

10.3**	Change of Control Severance Agreement, by and between Registrant and Gerald Quinnell, dated December 1, 1998.(3)

10.4**	Offer Letter, by and between Registrant and Thomas Scannell, dated October 22, 1999.(3)

10.5**	Offer Letter, by and between Registrant and Joseph Johnson, dated September 4, 2002.(1)

10.6**	Offer Letter, by and between Registrant and Gerald Hatley, dated December 8, 1999.(1)

10.7**	Offer Letter, by and between Registrant and Richard Clark, dated August 20, 2002, and Addendum to Letter Agreement dated January 20, 2003.(1)

10.8**	Amended and Restated 1998 Stock Plan and related agreements.(3)

10.9**	2000 Employee Stock Purchase Plan and related agreements.(3)

10.10**	Offer Letter, by and between Registrant and Charles R. Bland, dated December 2, 2002.(1)

10.11**	Offer Letter, by and between Registrant and Richard P. Dutkiewicz, dated December 2, 2002.(1)

10.12**	Offer Letter, by and between Registrant and Timothy G. Schamberger, dated December 2, 2002.(1)

10.13**	Offer Letter, by and between Registrant and Daniel J. Wilmot, dated December 2, 2002.(1)

10.14**	Offer to Exchange Certain Outstanding Options for New Options dated August 20, 2002.(6)

10.15	Loan Agreement, by and between the Registrant and Vari-L Company, Inc., dated October 7, 2002.(7)

10.16	Security Agreement, by and between the Registrant and Vari-L Company, Inc., dated October 7, 2002.(7)

10.17	Exclusivity and Right of First Refusal Agreement, by and between the Registrant and Vari-L Company, Inc., dated October 7, 2002.(7)

10.18	Resale Registration Rights Agreement, by and between the Registrant and Vari-L Company, Inc., dated October 7, 2002.(7)

10.19	Non-competition Agreement, by and between Registrant and Charles R. Bland, dated December 2, 2002.(1)

10.20	Non-competition Agreement, by and between Registrant and Richard P. Dutkiewicz, dated December 2, 2002.(1)

Exhibit Number	Description

10.21	Non-competition Agreement, by and between Registrant and Timothy G. Schamberger, dated December 2, 2002.(1)

10.22	Non-competition Agreement, by and between Registrant and Daniel J. Wilmot, dated December 2, 2002.(1)

10.23	Contract Change Notice/Amendment No. 6 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and TRW Inc., dated January 11, 2002. (4)(9)

10.24	Contract Change Notice/Amendment No. 7 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and TRW Inc., dated January 8, 2003.(1)

10.25

Industrial Building Lease (Multi-Tenant) for 9365 South McKemy Street, Tempe, AZ, by and between MP 9365 MCKEMY LLC, an Arizona limited liability company, as landlord, and Xemod, Inc., a California corporation, dated September 2, 1999.(1)(9)

10.26

Series D-1 Preferred Stock Purchase Agreement by and among Global Communications Semiconductors, Inc., the Registrant and the parties named therein, dated as of January 4, 2002, and Addendum thereto dated as of March 19, 2002.(1)

10.27	Amended and Restated Investors’ Rights Agreement by and among Global Communications Semiconductors, Inc., the Registrant and the parties named therein, dated as of March 19, 2002.(1)

10.28

Right of First Refusal and Co-Sale Agreement by and among Global Communications Semiconductors, Inc., the Registrant and the parties named therein, dated as of January 4, 2002, and the Amendment thereto dated as of March 19, 2002.(1)

11.1	Statement regarding computation of per share earnings.(8)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.
(2)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 25, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(4)	This exhibit is incorporated by reference to the Annual Report on Form 10-K for Sirenza’s fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(5)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(6)	This exhibit is incorporated by reference to the Registrant’s Schedule TO (Rule 13e-4) and all amendments thereto, initially filed with the Securities and Exchange Commission on August 20, 2002.
(7)	This exhibit is incorporated by reference to the Statement of Beneficial Ownership on Schedule 13D with respect to issuer Vari-L Company, Inc., and any amendments thereto, as initially filed by the Registrant with the Securities and Exchange Commission on October 16, 2002.
(8)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.
(9)	Confidential treatment has been requested or received as to certain portions of this exhibit.