Form 10-Q
period 2003-03-30
SIRENZA MICRODEVICES INC
filed 2003-05-14
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of April 27, 2003 there were 30,014,340 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I.    Financial Information

Item 1.    Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,240	$12,874
Short-term investments	13,982	8,996
Accounts receivable, net	2,138	1,577
Inventories	3,788	2,719
Loans to Vari-L	4,668	3,417
Other current assets	1,139	1,184

Total current assets	33,955	30,767
Property and equipment, net	6,023	6,686
Long-term investments	4,514	9,025
Investment in GCS	4,600	4,600
Vari-L acquisition costs and other assets	1,915	1,427
Acquisition related intangibles, net	675	722
Goodwill	708	737

Total assets	$52,390	$53,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,965	$1,714
Accrued expenses	2,634	2,790
Deferred margin on distributor inventory	1,797	2,028
Accrued restructuring	1,659	1,853
Capital lease obligations, current portion	342	459

Total current liabilities	8,397	8,844
Capital lease obligations	105	143

Commitments and contingencies

Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	129,112	129,104
Deferred stock compensation	(585)	(772)
Treasury stock, at cost	(165)	(165)
Accumulated deficit	(84,504)	(83,220)

Total stockholders’ equity	43,888	44,977

Total liabilities and stockholders’ equity	$52,390	$53,964

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Net revenues	$5,799	$4,870
Cost of revenues:
Cost of product revenues	2,758	1,680
Amortization of deferred stock compensation	23	31

Total cost of revenues	2,781	1,711

Gross profit	3,018	3,159
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $36 and $48 for the three months ended March 31, 2003 and 2002, respectively)	1,709	1,662
Sales and marketing (exclusive of amortization of deferred stock compensation of $47 and $60 for the three months ended March 31, 2003 and 2002, respectively)	1,256	1,133
General and administrative (exclusive of amortization of deferred stock compensation of $81 and $100 for the three months ended March 31, 2003 and 2002, respectively)	1,236	1,155
Amortization of deferred stock compensation	164	208
Amortization of acquisition related intangible assets	48	—

Total operating expenses	4,413	4,158

Loss from operations	(1,395)	(999)
Interest expense	13	20
Interest and other income, net	124	267

Loss before taxes	(1,284)	(752)
Provision for income taxes	—	—

Net loss	$(1,284)	$(752)

Basic and diluted net loss per share	$(0.04)	$(0.03)

Shares used to compute basic and diluted net loss per share	30,008	29,780

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Operating Activities
Net loss	$(1,284)	$(752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	836	684
Amortization of deferred stock compensation	187	239
Changes in operating assets and liabilities:
Accounts receivable	(561)	(463)
Inventories	(1,069)	(119)
Other assets	35	126
Accounts payable	251	38
Accrued expenses	(499)	(354)
Accrued restructuring	(194)	(175)
Deferred margin on distributor inventory	(231)	(569)

Net cash used in operating activities	(2,529)	(1,345)
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net	(475)	7,192
Purchases of property and equipment	(125)	(143)
Purchase of Xemod, net of cash received	28	—
Vari-L loans and acquisition costs, net of amounts accrued	(1,386)	—
Investment in GCS	—	(6,126)

Net cash provided by (used in) investing activities	(1,958)	923
Financing Activities
Principal payments on capital lease obligations	(155)	(198)
Proceeds from employee stock plans	8	108

Net cash used in financing activities	(147)	(90)
Increase (decrease) in cash	(4,634)	(512)
Cash and cash equivalents at beginning of period	12,874	15,208

Cash and cash equivalents at end of period	$8,240	$14,696

Supplemental disclosures of noncash investing and financing activities
Conversion of GCS loan receivable	$—	$1,374

See accompanying notes.

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sirenza Microdevices, Inc. (the Company) for the fiscal year ended December 31, 2002, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2003.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The Company operates on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. The Company’s first quarter of fiscal year 2003 ended on March 30, 2003. The Company’s first quarter of fiscal year 2002 ended on March 31, 2002. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter’s calendar month end for convenience.

Stock-Based Compensation

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

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(1,284)	$(752)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported, net of related tax effects	187	239
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,390)	(1,954)

Pro forma net loss	$(2,487)	$(2,467)

Loss per share:
Basic and diluted—as reported	$(0.04)	$(0.03)

Basic and diluted—pro forma	$(0.08)	$(0.08)

Reclassifications

Certain reclassifications have been made to the prior quarter balances in order to conform to the current quarter presentation. The most significant reclassifications include amortization of deferred stock compensation for cost of revenues, which was included with the amortization of deferred stock compensation for research and development, sales and marketing and general and administrative expenses as a separate line item on the condensed consolidated statements of operations in prior quarters, but has been reclassified as a separate line item within cost of revenues on the condensed consolidated statements of operations.

Note 2:    Business Combinations

On August 14, 2002, the Company’s board of directors approved the acquisition of Xemod, a California corporation and a designer and fabless manufacturer of radio frequency (RF) power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. The Company’s results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The purchase price was approximately $4.9 million in cash and accrued transaction costs, with additional cash consideration of up to approximately $3.4 million to be paid upon the execution, within 210 days following the closing of the acquisition by the Company of a qualified supply, development or licensing agreement with regard to the technology developed by Xemod. This 210 day period lapsed and a qualified agreement was not executed and therefore the Company is not obligated to pay any additional cash consideration. The acquisition was intended to strengthen the Company’s product portfolio of RF components, in particular, high power amplifier products.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, the Company allocated the purchase price of its acquisition of Xemod to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values has been recorded as goodwill. The fair value assigned to intangible assets acquired was determined through established valuation techniques using estimates made by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically, on at least an annual basis, for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

Of the total purchase price, approximately $770,000 has been allocated to amortizable intangible assets including patented core technology ($700,000) and internal-use software ($70,000). Patented core technology consists of semiconductor and module intellectual property and proprietary knowledge that is technologically feasible. Xemod’s technology is designed for high power RF amplifiers in the wireless communications infrastructure market. The Company intends to leverage this proprietary knowledge to develop new technology and improved products. The Company is amortizing the patented core technology on a straight-line basis over a period of three to five years, which represents the estimated useful life of the patented core technology.

Internal-use software consists of proprietary test software that was developed internally and integral to Xemod’s daily operations. The Company intends to utilize this internal-use software in the manufacturing of modules and components. The Company is amortizing internal-use software on a straight-line basis over a period of three years, which represents the estimated useful life of the internal-use software.

In the first quarter of 2003, the Company recorded amortization of $48,000 related to its acquired intangible assets.

Note 3:    Inventories

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

In the first quarter of 2003, the Company sold inventory products with an original cost of $439,000 that had been previously written-down. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories are as follows:

	March 30, 2003	December 31, 2002
	(in thousands)
Inventories:
Raw materials	$919	$295
Work-in-process	1,872	1,221
Finished goods	997	1,203

Total	$3,788	$2,719

Note 4:    Loans to Vari-L

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

Under the terms of the loan facility, the Company has provided Vari-L loans in two tranches. The first tranche (“Tranche A”) consists of an initial term loan of approximately $1.4 million which was used by Vari-L to terminate its previous credit facility with Wells Fargo Bank and will be forgiven by Sirenza upon completion of the proposed business combination. The second tranche (“Tranche B”) consists of additional term loans of up to approximately $3.9 million which may be drawn by Vari-L in accordance with a pre-determined schedule. To the extent outstanding at the closing date of the proposed business combination, the tranche B loan amounts will reduce, on a dollar for dollar basis, the amount of cash and Company common stock consideration to be paid to Vari-L. Unless earlier prepaid or accelerated, all outstanding principal and accrued interest under the loans are due and payable in full on September 25, 2003. As of March 30, 2003, approximately $4.7 million of loans to Vari-L remain outstanding, of which $1.4 million represents tranche A loans and $3.3 million represents tranche B loans.

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

As of March 30, 2003, none of the events had occurred and accordingly, the tranche A loan is not currently convertible.

At March 30, 2003, Vari-L had violated a financial covenant of the loan facility and the default interest rate of 30% went into effect on January 1, 2003. As a result of the event of default, the Company has the right to call all amounts outstanding under the loan facility, although no such election had been made as of March 30, 2003.

At each balance sheet date for which loans from Vari-L remain outstanding, the Company evaluates the loans for impairment. The Company’s evaluation includes examining the financial condition of Vari-L, including the availability of Vari-L assets in which the Company has a security interest. If the Company determines that its loans to Vari-L are impaired, the Company will write-down the loan receivable balance to fair value. Such a write-down could have a material adverse impact on the Company’s consolidated results of operations in the period in which it occurs. As of March 30, 2003, the Company had funded Vari-L approximately $4.7 million, which is recorded on the Company’s balance sheet as “Loans to Vari-L.” The Company has concluded that none of this amount is impaired as of March 30, 2003.

In connection with the transactions with Vari-L, the Company entered into an engagement letter with a financial advisor pursuant to which it agreed to indemnify its financial advisor against certain liabilities and costs, including liabilities under federal securities laws, related to the engagement of such financial advisor to provide business advisory services to the Company.

In the second quarter of 2003, the Company completed its acquisition of Vari-L and all of the outstanding loans will be included in the Company’s calculation of the estimated purchase price of Vari-L.

Note 5:    Investment in GCS

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

In the fourth quarter of 2002, the Company determined that an other than temporary decline in value of its investment had occurred. Accordingly, the Company recorded a charge of $2.9 million to reduce the carrying value of its investment to the estimated fair value. The fair value has been estimated by management and may not be reflective of the value in a third party financing event. As of March 30, 2003, the Company had determined that its investment in GCS had not experienced a further other than temporary decline in value.

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

Note 6:    Restructuring Activities

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

The following table summarizes the activity related to the Company’s acquisition related accrued restructuring balance during the first quarter of 2003 (in thousands):

	Accrued Restructuring Balance at December 31, 2002	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 30, 2003
Worldwide workforce reduction	$—	$—	$—	$—
Lease commitments	204	(25)	—	179

	$204	$(25)	$—	$179

The following table summarizes the Company’s acquisition related restructuring costs and activities through March 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 30, 2003
Severance	$28	$(28)	$—	$—
Duplicative facilities	365	(64)	(122)	$179

	$393	$(92)	$(122)	$179

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

The $391,000 restructuring liability consisted of $120,000 of severance and fringe benefits and $271,000 of costs of exiting excess facilities.

The $120,000 of severance and fringe benefits resulted from the termination of nine employees. Of the nine terminations, seven were engaged in research and development activities and two were engaged in sales and marketing activities. All of the terminated employees were from the United States. The workforce reductions began and were concluded in the fourth quarter of 2002 with all of the severance and fringe benefits paid in the fourth quarter of 2002.

The $271,000 of costs of exiting excess facilities primarily related to noncancelable lease costs. The Company estimated the cost for excess facilities based on the contractual terms of its noncancelable lease agreements. Given the then current and expected real estate market conditions, the Company assumed none of the excess facilities would be subleased. To date, none of the facilities have been subleased. However, to the extent the Company does sublease any of its excess facilities, the proceeds received from subleasing would be credited to restructuring charges, the same statement of operations line item originally charged for such excess facilities.

The following table summarizes the activity related to the Company’s 2002 accrued restructuring balance during the first quarter of 2003 (in thousands):

	Accrued Restructuring Balance at December 31, 2002	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 30, 2003
Worldwide workforce reduction	$—	$—	$—	$—
Lease commitments	271	(24)	—	247

	$271	$(24)	$—	$247

The following table summarizes the Company’s 2002 restructuring costs and activities through March 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 30, 2003
Severance	$120	$(120)	$—	$—
Duplicative facilities	271	(24)	—	$247

	$391	$(144)	$—	$247

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

The $2.7 million restructuring liability consisted of $481,000 of severance and fringe benefits and approximately $2.2 million of costs of exiting excess facilities.

The $481,000 of severance and fringe benefits resulted from the termination of 27 employees. Of the 27 terminations, 12 were engaged in manufacturing activities, seven were engaged in research and development activities, five were engaged in sales and marketing activities and three were engaged in general and administrative activities. In addition, of the 27 terminations, 23 were from sites located in the United States, three were from the Company’s Canadian design center and one was from the Company’s European sales office. The workforce reductions began and were concluded in the fourth quarter of 2001 with substantially all of the severance and fringe benefits paid in the fourth quarter of 2001.

The $2.2 million of costs of exiting excess facilities primarily related to noncancelable lease costs. The Company estimated the cost for excess facilities based on the contractual terms of its noncancelable lease agreements. Given the then current and expected real estate market conditions, the Company assumed none of the excess facilities would be subleased. To date, none of the facilities have been subleased. However, to the extent the Company does sublease any of its excess facilities, the proceeds received from subleasing will be credited to restructuring charges, the same statement of operations line item originally charged for such excess facilities.

The following table summarizes the activity related to the Company’s 2001 accrued restructuring balance during the first quarter of 2003 (in thousands):

	Accrued Restructuring Balance at December 31, 2002	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 30, 2003
Worldwide workforce reduction	$—	$—	$—	$—
Lease commitments	1,378	(145)	—	1,233

	$1,378	$(145)	$—	$1,233

The following table summarizes the Company’s 2001 restructuring costs and activities through March 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 30, 2003
Worldwide workforce reduction	$481	$(464)	$(17)	$—
Lease commitments	2,189	(861)	(95)	$1,233

	$2,670	$(1,325)	$(112)	$1,233

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

Note 7:    Stockholders’ Equity

Option Exchange Program

In the third quarter of 2002, the Company’s board of directors approved a voluntary stock option exchange program whereby the Company offered employees and directors of the Company the opportunity to exchange unexercised options for new options covering the same number of shares on a one-for-one basis. The Company then canceled all the unexercised options tendered by employees and directors.

Under the terms of the program, employees and directors who tendered any of their options were required to tender all options granted to them during the six-month period prior to the commencement date of the offer. The new options under the program were granted at least six-months and one day following the closing date of the offering period, (the date of legal cancellation of the tendered options), with an exercise price per share equal to the fair market value of the Company’s Common Stock at that time. The Company did not grant any new options to any employees who tendered their options from the date of legal cancellation of the options under the offer through the date of grant of the new options.

Additionally, the Company agreed not to compensate any employee or director for any increases in the market value of the Company’s common stock during the six month and one day period, nor were there any provisions in the offer that allowed for reinstatement of the cancelled award or an acceleration of the grant of the new award during the six month and one day period.

The Company has accounted for its voluntary option exchange program in accordance with the provisions of FIN 44 and EITF 00-23, and has concluded there is no accounting consequence, other than accelerating amortization of deferred stock compensation, to its offer to cancel and then grant new options under the terms of the program described above.

On September 19, 2002, the Company canceled options to purchase approximately 2.4 million shares of the Company’s Common Stock. In exchange for those options canceled, the Company granted new options to purchase an aggregate of up to approximately 2.3 million shares of the Company’s Common Stock on March 21, 2003 at an exercise price of $1.34.

Note 8:    Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss	$(1,284)	$(752)

Weighted average common shares outstanding	30,008	29,780

Net loss per share	$(0.04)	$(0.03)

The effect of options to purchase 4,566,849 and 4,035,095 shares of Common Stock at average exercise prices of $1.76 and $8.95 for the three months ended March 31, 2003 and 2002, respectively, has not been included in the computation of diluted net loss per share as their effect is antidilutive.

Note 9:    Comprehensive Income (Loss)

The Company’s comprehensive net loss was the same as its net loss for the three months ended March 30, 2003 and March 31, 2002.

Note 10:    Segments of an Enterprise and Related Information

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

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, general and administrative expenses, amortization of deferred stock compensation, in-process research and development, restructuring charges, impairment charges related to the Company’s investment in GCS, interest income and other, net, interest expense, and the provision for income taxes, as the aforementioned items are not allocated for purposes of the CODM’s review. Assets and liabilities are not discretely reviewed by the CODM.

	Wireless Applications	Wireline Applications	Terminals Applications	Integrated Power Products	Total Segments	Non- Segment Items	Total Company
	(in thousands)
For the three months ended March 30, 2003
Net revenues from external customers	$4,673	$241	$679	$206	$5,799	$—	$5,799
Operating income (loss)	$1,230	$16	$157	$(723)	$680	$(2,075)	$(1,395)
For the three months ended March 31, 2002
Net revenues from external customers	$4,338	$83	$553	$—	$4,974	$(104)	$4,870
Operating income (loss)	$1,362	$(373)	$81	$—	$1,070	$(2,069)	$(999)

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

Note 11:    Contingency

In November 2001, the Company, various of its officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On October 8, 2002, pursuant to stipulation by the parties, the courts dismissed the officer defendants from the action without prejudice. Subsequent to December 31, 2002, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including the Company. The court’s order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933. The Company believes that it has meritorious defenses and intends to defend the litigation vigorously and does not believe the ultimate outcome will have a material adverse impact on the Company’s results of operations or financial condition. Even if the Company is entirely successful in defending this lawsuit, the Company may incur significant legal expenses and its management may expend significant time in the defense.

Note 12:    Subsequent Events

Acquisition of Vari-L

On May 5, 2003, the Company acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.4 million shares of the Company’s common stock, valued at approximately $4.8 million, and approximately $9.3 million in cash and amounts loaned by Sirenza to Vari-L (see Note 4: Loans to Vari-L) for preliminary aggregate purchase price of $16.4 million, including $2.3 million in estimated direct transaction costs. Of this $9.3 million, approximately $4.0 million related to cash that was paid to Vari-L at closing and $5.3 million related to loans the Company made to Vari-L. All of the $5.3 million of Vari-L loans, which included $4.7 million of Vari-L loans outstanding on the Company’s balance sheet as of March 30, 2003, will be included in the calculation of the estimated purchase price of Vari-L. The aggregate Sirenza common stock and cash proceeds noted above are subject to adjustment based on certain Vari-L net asset changes between March 31, 2003 and May 5, 2003, the closing date of the transaction. Vari-L is a designer and manufacturer of (RF) and microwave components and devices for use in wireless communications. The acquisition is intended to strengthen the Company’s product portfolio of RF components, in particular, signal source processing products.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, the Company will allocate the purchase price of its acquisition of Vari-L to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values will be recorded as goodwill. The fair value assigned to intangible assets acquired will be determined through established valuation techniques using estimates made by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically, on at least an annual basis, for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

In connection with the acquisition of Vari-L, the Company expects to incur a restructuring charge in the second quarter of 2003 primarily related to employee termination costs. In addition, the Company expects to move back into a facility that was exited as part of the Company’s fourth quarter of 2001 restructuring. As such, the Company expects to reduce its 2001 restructuring liability in the second quarter of 2003 related to this relocation. The expected restructuring liability adjustment will be recorded through the same statement of operations line item that was used when the liability was initially recorded, or restructuring.

Realignment of Distribution Channel Partners

In the second quarter of 2003, the Company realigned its worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, the Company terminated its existing distribution agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with with Acal, plc, (Acal), a leading value-added distributor with operations in Europe. Sales to Richardson Electronics Laboratories represented approximately 33% of net revenues in the first quarter of 2003, 37% of net revenues in 2002 and 39% of net revenues in 2001. In addition, as of March 30, 2003, the sales value of unsold inventory products at Richardson Electronics Laboratories approximated $1.8 million, with an associated cost of approximately $708,000. The Company is currently negotiating the terms of return of such inventory products. The Company intends to sell substantially all of the of inventory returned by Richardson Electronics Laboratories to its other distributors, Avnet Electronics Marketing and Acal, as well as through the Company’s direct sales channels.

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

Sirenza evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of Sirenza’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ then current business plan, the inability of GCS to continue as a going concern and a reduced valuation as determined by a new financing event. There is no public market for GCS, and the factors mentioned above may require management to make significant judgments about the fair value of such securities. If Sirenza determines that an other than temporary decline in value has occurred, it will write-down its investment in GCS to fair value. Such a write-down could have a material adverse impact on Sirenza’s consolidated results of operations in the period in which it occurs. For example, in the fourth quarter of 2002, Sirenza wrote down the value of its investment in GCS by $2.9 million after determining that GCS’ value had experienced an other than temporary decline.

Sirenza’s ultimate ability to realize its investment in GCS in the future may be dependent on the market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets receptivity to liquidity events such as initial public offerings or mergers and acquisition activities.

Loans Receivable:    In the fourth quarter of 2002, Sirenza announced it was in discussions to acquire Vari-L Company, Inc. In connection with the acquisition discussions, Sirenza agreed to provide Vari-L with a secured loan facility of up to $5.3 million. The loan facility is secured by substantially all of Vari-L’s assets, including all intangible assets such as patents, trademarks and mask works. In the event Sirenza completes a purchase business combination with Vari-L, all outstanding loans under this facility will be included in the calculation of the purchase price. At each balance sheet date in which loans from Vari-L remain outstanding, Sirenza evaluates the loans for potential impairment. Sirenza’s evaluation includes examining the financial condition of Vari-L, including the availability of Vari-L assets in which Sirenza has a security interest. If Sirenza determines that its loans to Vari-L are impaired, Sirenza will write-down the loan receivable balance to fair value. Such a write-down could have a material adverse impact on Sirenza’s consolidated results of operations in the period in which it occurs. As of March 30, 2003, Sirenza had funded Vari-L approximately $4.7 million, which is recorded on Sirenza’s balance sheet as “Loans to Vari-L”. Sirenza has concluded that none of this amount is impaired as of March 30, 2003. In the second quarter of 2003, Sirenza completed its acquisition of Vari-L and all of the outstanding loans will be included in calculation of the estimated purchase price of Vari-L.

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

Excess and Obsolete Inventories:    Sirenza records provisions for excess inventories based on levels of inventory exceeding the forecasted demand of such products within specific time horizons, generally six months or less. Sirenza forecasts demand for specific products based on the number of products it expects to sell, with such assumptions dependent on its assessment of market conditions and current and expected orders from its customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases based on Sirenza’s estimates or if inventory levels increase disproportionately to forecasted demand, additional inventory write-downs may be required, as was the case in 2001 when Sirenza recorded additional provisions for excess inventories of $7.8 million. Likewise, if Sirenza ultimately sells inventories that were previously written-down, Sirenza would reduce the previously recorded excess inventory provisions which would have a positive impact on Sirenza’s cost of revenues, gross margin and operating results, as was the case in 2002 and in the first quarter of 2003, when Sirenza sold a total of $2.6 million and $439,000, respectively, of previously written-down inventory products.

In addition to the above critical accounting policies Sirenza considers the following accounting policies to be very important in the preparation of Sirenza’s consolidated financial statements:

Valuation of Deferred Tax Assets:    Sirenza records a valuation allowance to reduce its deferred tax assets to the amount that management believes is more likely than not to be realized. Each quarter management evaluates the required criteria necessary to support deferred tax assets, including recoverable income taxes and sources of future taxable income, and adjusts the valuation allowance accordingly. Increases or decreases in the valuation allowance serve to increase or decrease Sirenza’s income tax expense in the period such adjustments are recorded. Due to current and continuing uncertain economic conditions in Sirenza’s industry, management believes that as of March 30, 2003, it is more likely than not that Sirenza’s deferred tax assets will not be realized, and no net deferred tax assets are recorded on Sirenza’s balance sheet as of that date. Management will continue to evaluate the need for a valuation allowance in subsequent quarters. If it is subsequently determined that some or all or Sirenza’s deferred tax assets will more likely than not be realized, Sirenza will reduce Sirenza’s valuation allowance in the quarter such determination is made.

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

Restructuring Charges:    Sirenza recorded restructuring charges of $2.7 million in the fourth quarter of 2001, $393,000, as an increase to goodwill, in the third quarter of 2002, and $391,000 in the fourth quarter of 2002 with the assumption that Sirenza would not sublease any of its excess facilities through the end of the respective lease term. In the event that Sirenza subleases any of these excess facilities, an adjustment to Sirenza’s restructuring accrual would be charged to income or goodwill in the period such a sublease occurred. As of March 30, 2003, Sirenza subleased one of its excess facilities and reduced its restructuring liability accordingly. For more information related to Sirenza’s restructuring activities, see Note 6 of Notes to Condensed Consolidated Financial Statements

Distributor Revenue Accounting:    Sirenza recognizes revenues on sales to its distributors at the time its products are sold by its distributors to their third party customers. At the end of each month, Sirenza defers both the sale and related cost of sale on any product that has not been sold to an end customer. Sirenza records the deferral of the sale on any unsold inventory products at its distributors as a liability and records the deferral of the related cost of sale as a contra liability, the net of which is presented on Sirenza’s balance sheet as “Deferred margin on distributor inventory”. Sirenza receives reports from its distributors indicating the sales value of inventory being held on behalf of Sirenza, which is reconciled to Sirenza’s estimate of the sales value of inventory being held on behalf of Sirenza, considering in-transit inventory to and from Sirenza’s distributors and pricing adjustments.

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

On August 14, 2002, Sirenza’s board of directors approved the acquisition of Xemod, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. Sirenza’s results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The purchase price was approximately $4.9 million in cash and accrued transaction costs, with additional cash consideration of up to approximately $3.4 million to be paid upon the execution, by April 9, 2003, by Sirenza of a qualified supply, development or licensing agreement with regard to the technology developed by Xemod. A qualified agreement was not executed and therefore Sirenza is not obligated to pay any additional cash consideration. The acquisition is intended to strengthen Sirenza’s product portfolio of RF components, in particular, high power amplifier products.

On December 2, 2002, Sirenza entered into an asset purchase agreement by and among Sirenza, Olin Acquisition Corp. and Vari-L. Pursuant to the asset purchase agreement, Olin Acquisition Corp. will acquire substantially all of the assets of Vari-L and assume specified liabilities of Vari-L for approximately $13.6 million in Sirenza common stock and cash plus the forgiveness of $1.4 million in secured bridge loans owed to Sirenza by Vari-L as of March 30, 2003. The aggregate Sirenza common stock and cash proceeds noted above are subject to adjustment based on the net asset adjustment, and will be adjusted downward for any additional funds, and related accrued interest, drawn by Vari-L on its existing secured bridge loan facility with Sirenza. The net proceeds remaining payable to Vari-L under the asset purchase agreement will be paid in a ratio of fifty-five percent (55%) Sirenza common stock and forty-five percent (45%) cash. For purposes of determining the number of shares of Sirenza common stock to be issued at the closing only, the deemed value of one share of common stock according to the terms of the asset purchase agreement will be $1.44. However, for accounting purposes of a business combination using the purchase method, the value of Sirenza common stock to be issued to Vari-L as consideration will be based on market prices a few days before the closing of the transaction, but not include any dates after the date the business combination is consummated.

On May 5, 2003, the Company completed the acquisition to acquire substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.4 million shares of the Company’s common stock, valued at approximately $4.8 million, and approximately $9.3 million in cash and amounts loaned by Sirenza to Vari-L (see Note 4 of Notes to Condensed Consolidated Financial Statements) for a preliminary aggregate purchase price of $16.4 million, including $2.3 million in estimated direct transaction costs. The aggregate Sirenza common stock and cash proceeds noted above are subject to adjustment based on certain Vari-L net asset changes between March 31, 2003 and the closing date of the transaction. The acquisition is intended to strengthen the Company’s product portfolio of RF components, in particular, signal source processing products.

From 2000 to 2001, Sirenza operated under two business segments: the Standard Products segment and the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, Sirenza reorganized to focus on end markets. As a result of this reorganization, Sirenza operated in three business segments through the date of the acquisition of Xemod. As a result of the acquisition, Sirenza now operates in four business segments. First is the Wireless Applications business area. This business area is responsible for all wireless infrastructure activity, excluding high power amplifier products, both standard and specialized. Second is the Wireline Applications business area. This business area is responsible for the development and marketing of wireline components to both cable television and fiber optics markets. Third is the Terminals business area. This business area focuses on customers who use Sirenza’s products for applications outside of Sirenza’s core markets of wireless and wireline infrastructure, such as cable television set-top boxes and wireless video transmitters. Last is the Integrated Power Products business area. This business area focuses on high power amplifier products for wireless communication and networking infrastructure markets. Sirenza’s results of operations include the Integrated Power Products business area (the historical operations of Xemod) from September 11, 2002, the date of Sirenza’s acquisition of Xemod. As a result of the acquisition of Vari-L, it is expected that Sirenza will reorganize its business segments in the second quarter of 2003.

Sirenza’s Wireless Applications business area accounted for 80% of net revenues in the three months ended March 30, 2003. Sirenza’s Wireline Applications business area accounted for 4% of net revenues revenues in the three months ended March 30, 2003. Sirenza’s Terminals business area accounted for 12% of net revenues in the three months ended March 30, 2003. Sirenza’s Integrated Power Products business area accounted for 4% of net revenues in the three months ended March 30, 2003.

Sirenza sells its products worldwide through U.S.-based distributors and through its direct sales force. In the past, Sirenza also sold its products through a private label reseller who sold its products under its brand name, although there have not been any sales to this reseller since the fourth quarter of 2001. Sirenza’s products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by Sirenza’s distributors or Sirenza directly. Significant portions of Sirenza’s distributors’ end sales are made to their customers overseas. Sales to direct customers located in the United States represented approximately 50% of net revenues in the three months ended March 30, 2003. Sales to direct customers located outside of the United States represented 50% of net revenues in the three months ended March 30, 2003. Sales to one customer located in Sweden, Ericsson, represented 12% of net revenues in the three months ended March 30, 2003. Sales to one customer with worldwide operations, Celestica, represented 11% of net revenues in the three months ended March 30, 2003. Celestica is a contract manufacturer for multiple OEM customers of Sirenza. Sirenza anticipates that sales to Ericsson and Celestica will continue to account for a substantial portion of its net revenues in the near term. For Sirenza’s direct sales, private label sales (if any) and sales to Sirenza’s sales representatives, Sirenza recognizes revenues when the product has been shipped, title has transferred, and no further obligations remain. Although Sirenza has never experienced a delay in customer acceptance of its products, should a customer delay acceptance in the future, Sirenza’s policy is to delay revenue recognition until a customer accepts the products. Revenues and the related cost of revenues from Sirenza’s distributors are deferred until the distributors resell the products to their customers.

Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing, accounted for a substantial portion of Sirenza’s net revenues in the three months ended March 30, 2003. Sales to Richardson Electronics Laboratories represented 33% of net revenues in the three months ended March 30, 2003. Sales to Avnet Electronics Marketing represented 13% of net revenues in the three months ended March 30, 2003. Richardson Electronics Laboratories and Avnet Electronics Marketing distribute Sirenza’s products to a large number of end customers. Sirenza anticipates that sales through Avnet Electronics Marketing will continue to account for a substantial portion of its net revenues in the near term. In the second quarter of 2003, Sirenza terminated its agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with Acal, a leading value-added distributor with operations in Europe. The failure to transition the customer accounts served by Richardson Electronics Laboratories to Acal, Avnet Electronics Marketing and to our direct sales channels in a timely manner could limit our ability to sustain and grow our revenues.

Sales of Sirenza’s products using two of Sirenza’s process technologies accounted for a significant portion of Sirenza’s net revenues in the three months ended March 30, 2003. Sales of Sirenza’s gallium arsenide heterojunction bipolar transistor (GaAs HBT) products accounted for 36% of Sirenza’s net revenues in the three months ended March 30, 2003. Sales of Sirenza’s silicon germanium (SiGe) heterojunction bipolar transistor products accounted for 31% of Sirenza’s net revenues in the three months ended March 30, 2003.

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

In addition, Sirenza’s cost of revenues and gross margins may be negatively influenced by provisions for excess inventories, as was the case in 2001 when Sirenza recorded provisions for excess inventories of $7.8 million, and positively influenced by the sale of previously written-down inventory products, as was the case in 2002 and in the first quarter of 2003 when Sirenza sold $2.6 million and $439,000 of previously written-down inventory products, respectively.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Three Months Ended March 31,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written-Down Inventories with no Associated Cost of Revenues	Dispositions of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2003	$168	$(439)	$76	$5,640
2002	$23	$(562)	$351	$8,316

The $5.6 million of written-down inventories at March 30, 2003 relates to a large number of Sirenza’s parts within all of its product families, at all stages of inventory completion. Sirenza will ultimately dispose of written-down inventories by either selling such products or scrapping them. Sirenza currently expects to continue to sell written-down inventory products in 2003, however, not at the level experienced in 2002, although no assurance can be given in this regard. Similarly, Sirenza anticipates that it will scrap additional written-down inventories in the near term. The sales of written-down inventories in the three months ended March 30, 2003 had a positive impact on Sirenza’s gross margin. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin for the three months ended March 30, 2003 would have been 44% instead of 52%, as reported.

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

In the three months ended March 30, 2003, Circuit Electronic Industries Public Co., Ltd., or CEI, MPI Corporation and Unisem packaged a significant majority of Sirenza’s products. Relatives of Sirenza’s founding stockholders own MPI Corporation in Manila, Philippines. Although Sirenza utilized one additional packaging subcontractors in the first quarter of 2003, Sirenza anticipates that CEI and Unisem will continue to account for a significant amount of its packaging in the near future.

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

Comparison of the Three Months Ended March 30, 2003 and March 31, 2002

Net Revenues

Net revenues increased to $5.8 million for the three months ended March 30, 2003 from $4.9 million for the three months ended March 31, 2002. This increase was primarily the result of increased demand for Sirenza’s products by leading wireless equipment original equipment manufacturers, or OEMs, primarily in Europe. Sirenza increased its world-wide customer sales support capabilities second half of 2002 by establishing a sales office in Stockholm, Sweden, and a customer support office in Shenzhen, China to support Sirenza’s customer accounts. Sirenza also experienced a slight increase in net revenues for the three months ended March 30, 2003 as a result of the acquisition of Xemod, which closed on September 11, 2002. Net revenues attributable to Xemod products totaled $206,000 for the three months ended March 30, 2003. Sales through Sirenza’s distributors totaled $2.7 million, or 46% of net revenues for the three months ended March 30, 2003 compared to $2.6 million, or 53% of net revenues for the three months ended March 31, 2002. Sales to Sirenza’s direct customers totaled $3.1 million, or 54% of net revenues for the three months ended March 30, 2003. Sales to Sirenza’s direct customers totaled $2.3 million, or 47% of net revenues for the three months ended March 31, 2002. Sales of Sirenza’s SiGe and InGaP products were approximately 46% of Sirenza’s net revenues for the three months ended March 30, 2003 compared to 40% for the three months ended March 31, 2002. Sales of Sirenza’s GaAs products were approximately 36% of Sirenza’s net revenues for the three months ended March 30, 2003 compared to 47% for the three months ended March 31, 2002.

Cost of Revenues

Cost of revenues increased to $2.8 million for the three months ended March 30, 2003 from $1.7 million for the three months ended March 31, 2002 primarily as a result of additional cost of revenues associated with Xemod products, which increased cost of revenues by approximately $386,000, and other contributory factors such as higher provisions for excess inventories and related charges, which increased costs by approximately $316,000, and a reduction in favorable manufacturing yield variances, which increased costs by approximately $184,000. In addition, in the first quarter of 2003, Sirenza sold inventory products that were previously written-down of approximately $439,000 compared to $562,000 in the first quarter of 2002. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. A significant majority of the previously written-down inventory parts that were sold in the first quarter of 2002 related to a small number of parts within two product lines. Sirenza originally recorded provisions for excess inventories for these parts as a result of a rapidly declining demand for these products due to customer program cancellations. Subsequently, Sirenza began receiving new orders for these parts which it did not anticipate at the time it wrote the inventories down. Sirenza expects to sell previously written-down inventory products in future periods, although no assurance can be given in this regard. Operations personnel increased to 41 at March 30, 2003 from 29 at March 31, 2002.

Gross Profit

Gross profit decreased to $3.0 million for the three months ended March 30, 2003 from $3.2 million for the three months ended March 31, 2002. Gross margin decreased to 52% for the three months ended March 30, 2003 from 65% for the three months ended March 31, 2002. The decrease in gross margin is primarily attributable to additional costs associated with the sale of Xemod products, and other contributory factors such as, higher provisions for excess inventories, fewer sales of previously written-down inventories and a reduction in favorable manufacturing yield variances. Sales of previously written-down inventory products totaled $439,000 for the three months ended March 30, 2003 which resulted in an increase to Sirenza’s gross margin of approximately 8%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 44% instead of 52%, as reported, for the three months ended March 30, 2003. Sales of previously written-down inventory products totaled $562,000 for the three months ended March 31, 2002 which resulted in an increase to Sirenza’s gross margin of approximately 12%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 53% instead of 65%, as reported, for the three months ended March 31, 2002.

Operating Expenses

Research and Development.    Research and development expenses totaled $1.7 million for the three months ended March 30, 2003 and March 31, 2002. Research and development expenses associated with the acquisition of Xemod increased research and development expenses for the three months ended March 30, 2003, however, these increases were offset by a reduction in purchases of engineering materials. Research and development personnel increased to 37 at March 30, 2003 from 30 at March 31, 2002.

Sales and Marketing.    Sales and marketing expenses increased to $1.3 million for the three months ended March 30, 2003 from $1.1 million for the three months ended March 31, 2002. This increase is primarily the result of higher commissions to outside sales representatives, which increased costs by approximately $64,000, and other contributory factors such as higher salaries and salary related expenses, which increased costs by approximately $53,000. Partially offsetting this decrease was an reduction in advertising expenses. Sales and marketing personnel increased to 24 at March 30, 2003 from 20 at March 31, 2002.

General and Administrative.    General and administrative expenses totaled $1.2 million for the three months ended March 30, 2003 and three months ended March 31, 2002. General and administrative expenses increased as a result of an increase in salaries and salary related expenses, however, these increases were offset by a reduction in professional fees. General and administrative personnel increased to 19 at March 30, 2003 from 15 at March 31, 2002.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to Sirenza’s initial public offering, Sirenza recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended March 20, 2003 and March 31, 2002 Sirenza amortized $187,000 and $239,000, respectively, of this deferred stock compensation. Sirenza will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited, as was the case in 2001 when Sirenza reduced the amount of deferred stock compensation expense to be recorded in future periods by $434,000.

Amortization of Acquisition Related Intangible Assets.    In the third quarter of 2002, Sirenza acquired Xemod for approximately $4.9 million in cash and accrued transaction costs. Of the total purchase price, $770,000 has been allocated to amortizable intangible assets including patented core technologies of $700,000 and internal-use software of $70,000. Sirenza is amortizing the patented core technologies on a straight-line basis over a period of three to five years, which represents their estimated useful lives. Sirenza is amortizing the internal-use software on a straight-line basis over a period of three years, which represents its estimated useful life. In the first quarter of 2003, Sirenza recorded amortization of $48,000 related to its acquired intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from Sirenza’s cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. Sirenza had net interest and other income of $111,000 for the three months ended March 30, 2003 and $247,000 for the three months ended March 31, 2002. The decrease in net interest and other income for the three months ended March 30, 2003 compared to the three months ended March 31, 2002 is primarily attributable to a reduction in Sirenza’s cash and cash equivalents and available for sale securities and lower interest rates.

Provision for (Benefit from) Income Taxes

Sirenza’s provision for income taxes was zero for the three months ended March 30, 2003 and March 31, 2002. Sirenza’s provision for income taxes for the three months ended March 30, 2003 and March 31, 2002 were based on our estimated tax rate for the year.

Liquidity and Capital Resources

Sirenza has financed its operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock, (which has subsequently been converted to common stock) and from the net proceeds received upon completion of its initial public offering in May 2000. As of March 30, 2003, Sirenza had cash and cash equivalents of $8.2 million, short-term investments of $14.0 million, long-term investments of $4.5 million. In addition, the working capital of Sirenza approximated $25.6 million at March 30, 2003.

Sirenza’s operating activities used cash of $2.5 million for the three months ended March 30, 2003 and used cash of $1.3 million for the three months ended March 31, 2002. For the three months ended March 30, 2003, cash used in operating activities was primarily attributable to Sirenza’s net loss of $1.3 million, decreases in deferred margin on distributor inventory of $231,000, accrued restructuring of $194,000, accrued expenses of $498,000 and increases in inventories of $1.1 million and accounts receivable of $561,000. These were partially offset by non-cash items including depreciation and amortization of $836,000, and amortization of deferred stock compensation of $187,000. For the three months ended March 31, 2002, cash used in operating activities was primarily attributable to our net loss of $752,000, decreases in deferred margin on distributor inventory of $569,000 and accrued expenses of $354,000 and increases in accounts receivable of $463,000. These were partially offset by depreciation and amortization of $684,000 and amortization of deferred stock compensation of $239,000.

Sirenza’s investing activities used cash of $2.0 million for the three months ended March 30, 2003 and provided cash of $923,000 for the three months ended March 31, 2002. Sirenza’s investing activities reflect purchases and sales of available-for-sale securities and fixed assets, Sirenza’s investment in GCS and acquisition of Xemod and Vari-L loan and acquisition costs, net of amounts accrued.

Sirenza’s financing activities used cash of $148,000 for the three months ended March 30, 2003 and used cash of $90,000 for the three months ended March 31, 2002. Cash provided by or used in financing activities reflects proceeds from employee stock plans, offset by principal payments on capital lease obligations and purchases of treasury shares.

On May 5, 2003, the Company acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.4 million shares of the Company’s common stock, valued at approximately $4.8 million, and approximately $9.3 million in cash and amounts loaned by Sirenza to Vari-L (see Note 4 of Notes to Condensed Consolidated Financial Statements) for a preliminary aggregate purchase price of $16.4 million, including $2.3 million in estimated direct transaction costs. Of this $9.3 million, approximately $4.0 million related to cash that was paid to Vari-L at closing and $5.3 million related to loans Sirenza made to Vari-L. The aggregate Sirenza common stock and cash proceeds noted above are subject to adjustment based on certain Vari-L net asset changes between March 31, 2003 and the closing date of the transaction. The acquisition is intended to strengthen the Company’s product portfolio of RF components, in particular, signal source processing products.

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

In the second quarter of 2003, Sirenza realigned its worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, Sirenza terminated its existing distribution agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with with Acal, a leading value-added distributor with operations in Europe. As of March 30, 2003, the sales value of unsold inventory products at Richardson Electronics Laboratories approximated $1.8 million, with an associated cost of approximately $708,000. Sirenza is currently negotiating the terms of return of such inventory products. It is expected that Sirenza will have to buy back its inventory being held by Richardson Electronics Laboratories, however, the specific amount is currently being negotiated. The Company intends to sell substantially all of the inventory returned by Richardson Electronics Laboratories to its other distributors, Avnet Electronics Marketing and Acal, as well as through Sirenza’s direct sales channels. The failure to transition the customer accounts served by Richardson Electronics Laboratories to Acal, Avnet Electronics Marketing and to our direct sales channels in a timely manner could limit our ability to sustain and grow our revenues.

As of March 30, 2003 Sirenza’s anticipated operating lease and capital lease commitments and unconditional purchase obligations over the next five years and thereafter were as follows (in thousands):

	Future Minimum Payments Due
	Total	< one year	1-3 years	4-5 years	> 5 years
Operating lease commitments	$2,887	$1,195	$1,603	$89	$—
Capital lease commitments	$509	$391	$118	$—	$—
Unconditional purchase obligations	$654	$654	$—	$—	$—

Sirenza currently anticipates that its current available cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If Sirenza requires additional capital resources to grow its business, execute its operating plans, or acquire complementary technologies or businesses at any time in the future, Sirenza may seek to sell additional equity or debt securities or secure lines of credit, which may result in additional dilution to its stockholders.

Industry Trends and Market Conditions

In 2001, companies throughout the worldwide telecommunication industry experienced slowdowns and delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by Sirenza’s customers and efforts to lower their component inventory levels. These actions by Sirenza’s customers reduced Sirenza’s visibility regarding future sales and resulted in a slowdown in Sirenza’s shipments in 2001. However, in 2002 Sirenza experienced a sequential increase in sales to equipment manufacturers and in particular to end customers located in Europe and Asia. In the first quarter of 2003 Sirenza’s net revenues remained consistent with the fourth quarter of 2002, which Sirenza believes is an indication that the market for its products may have stabilized, although Sirenza does not at this time see any significant recovery in its end markets. Sirenza anticipates that any sales growth in the immediate future will depend on the achievement of market share gains and/or the introduction of new product lines.

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

RISK FACTORS

Any acquisitions of companies or technologies by us, including our acquisition of Vari-L’s assets, may result in distraction of our management and disruptions to our business.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise, as was the case in the third quarter of 2002 when we acquired Xemod Incorporated, and again in the second quarter of 2003 when we acquired substantially all of the assets of Vari-L. From time to time, we may engage in discussions and negotiations with companies regarding the possibility of our acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquired or invested in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations.

In September 2002, we completed our acquisition of Xemod, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. On May 5, 2003, we completed our acquisition of substantially all of the assets of Vari-L. We evaluate and may enter into other acquisitions or investment transactions on an ongoing basis. The recent acquisitions of Xemod and of substantially all of Vari-L’s assets increase both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of either transaction, or of any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties. For example, to the extent that the integration of Vari-L’s assets with our own is delayed for any reason, we will be delayed or prevented from realizing any cost savings we hope to achieve by consolidating our operations with those of Vari-L. Similarly, to the extent that future demand by OEMs for integration by component suppliers is lower than expected or fails to materialize, we may not realize many of the strategic advantages we hope to achieve through the purchase of Vari-L’s assets.

Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits of the transaction. Managing acquisitions requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and may in the future result in significant costs and expenses and charges to earnings. In the case of the Xemod acquisition, these costs and expenses include those related to severance pay, charges from the elimination of duplicative facilities, in-process research and development charges, legal, accounting and financial advisory fees. Moreover, we have incurred and will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the transaction, and, to the extent the value of goodwill acquired in connection with the transaction becomes impaired, we may be required to incur material charges relating to the impairment of that asset. In addition, any completed, pending or future transactions may contribute to financial results of the combined company that differ from the investment community’s expectations in a given quarter, and may result in our incurring unanticipated expenses or liabilities associated with the acquired assets or businesses.

Failure to hire and retain key employees could diminish the benefits of the Vari-L asset purchase to us.

The successful integration of the Vari-L assets into our current business operations will depend in part on the hiring and retention of personnel critical to our business and operations and the Vari-L business. Although four officers of Vari-L have signed offer letters with us, such agreements are terminable at will by either party. Furthermore, the Vari-L employees hired by us in connection with the asset purchase have technical and engineering expertise that is in high demand and short supply. We may be unable to retain such personnel that are critical to the successful integration of the Vari-L assets, which may result in loss of key information, expertise or know-how and unanticipated additional recruiting and training costs and otherwise diminishing anticipated benefits of the asset purchase for us and our stockholders.

If we are not successful in integrating Vari-L’s business, our operations may be affected.

Our ability to realize some of the anticipated benefits of the asset purchase will depend in part on our ability to integrate the assets purchased from Vari-L into our current operations in a timely and efficient manner. This integration may be difficult and unpredictable because our current products are highly complex and have been developed independently from those of Vari-L. Successful integration requires coordination of different development and engineering teams. If we cannot successfully integrate the Vari-L assets with our operations, we may not realize some of the expected benefits of the asset purchase. In connection with the asset purchase, we intend to relocate our manufacturing and general and administrative functions from Sunnyvale, California to the Denver, Colorado area. This move may disrupt our operations, and we may encounter difficulty in leasing a new site suitable for our needs. Either of these events could materially and adversely effect our business, financial condition or results of operations.

The unsuccessful realignment of our worldwide sales channels, including the termination of Richardson Electronics Laboratories as a distributor, may adversely affect our revenues.

In the second quarter of 2003, we realigned our worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, we terminated our existing distribution agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with with Acal, a leading value-added distributor with operations in Europe. Sales to Richardson Electronics Laboratories represented approximately 33% of net revenues in the first quarter of 2003, 37% of net revenues in 2002 and 39% of net revenues in 2001. The failure to transition the customer accounts served by Richardson Electronics Marketing to Acal, Avnet and to our direct sales channels in a timely manner could limit our ability to sustain and grow our revenues.

Our stock price may be extremely volatile.

Our stock price has been highly volatile since our initial public offering. We expect that this volatility will continue in the future due to factors such as:

•	general market and economic conditions;

•	actual or anticipated variations in operating results;

•	announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	additions or departures of key personnel; and

•	future equity or debt offerings or our announcements of these offerings.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on October 9, 2001 and March 12, 2001, we publicly announced revised lowered expectations of financial results for the quarters ending September 30, 2001 and March 31, 2001, respectively and the fiscal year ending December 31, 2001. Subsequently, the trading price of our common stock declined, which had a substantial negative effect on the value of any investment in such stock. Factors contributing to the volatility of our stock price include:

•	general economic growth or decline;

•	wireless and wireline industry conditions generally and demand for products containing RF components specifically;

•	changes in customer purchasing cycles and component inventory levels;

•	the timing and success of new product and technology introductions by us or our competitors;

•	market acceptance of our products;

•	availability of raw materials, semiconductor wafers and manufacturing capacity or fluctuations in our manufacturing yields;

•	changes in selling prices for our integrated circuits due to competitive or currency exchange rate pressures;

•	changes in our product mix;

•	changes in the relative percentage of products sold through distributors as compared to direct sales; and

•	changes in the relative percentage of new products sold compared to older products.

Due to the factors discussed above, investors should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance.

Our growth primarily depends on the growth of the infrastructure for wireless and wireline communications. If this market does not grow, or if it grows at a slow rate, demand for our products will fail to grow or diminish.

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

These trends contributed to our decision in the fourth quarter of 2001 and 2002 to implement workforce reductions and consolidations of excess facilities resulting in restructuring charges of $2.7 million and $391,000, respectively. These same trends contributed to our decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets, and to the impairment of our investment in GCS in the fourth quarter of 2002 requiring a write-down of the investment by $2.9 million.

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

These trends contributed to our decision in the fourth quarter of 2001 and 2002 to implement workforce reductions and consolidations of excess facilities resulting in restructuring charges of $2.7 million and $391,000, respectively. These same trends contributed to our decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets, and to the impairment of our investment in GCS in the fourth quarter of 2002 requiring a write-down of the investment by $2.9 million.

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

These trends contributed to our decision in the fourth quarter of 2001 and 2002 to implement workforce reductions and consolidations of excess facilities resulting in restructuring charges of $2.7 million and $391,000, respectively. These same trends contributed to our decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets, and to the impairment of our investment in GCS in the fourth quarter of 2002 requiring a write-down of the investment by $2.9 million.

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

We do not own or operate a semiconductor fabrication facility. We currently rely on three third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs are TRW for Gallium Arsenide, or GaAs, Atmel for Silicon Germanium, or SiGe, and TriQuint Semiconductors for our discrete devices. A majority of our products sold in 2001 and in 2002 were manufactured in GaAs by TRW and SiGe by Atmel. Atmel is currently our sole source supplier for SiGe wafers and has provided us with a commitment for a supply of wafers through September of 2004. The supply agreement with TRW provides us with a commitment for a supply of wafers through December 31, 2003. The loss of one of our third-party wafer fabs, in particular TRW or Atmel, or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, adversely effecting our results of operations.

Nortel Networks has historically supplied us with the wafers used in the production of our NGA line of products. These products are manufactured using a process technology called Indium Gallium Phosphide Heterojunction Bipolar Transistor, or InGaP HBT. The NGA product line consists of seven products. In 2002, we sold approximately $2.2 million of these products, which represented approximately 11% of our sales for that period. Nortel Networks has notified us that they have changed their fabrication process. As a result, Nortel Networks is no longer able to support our products. We transferred the fabrication of the products made at Nortel Networks to Global Communication Semiconductors, Inc., or GCS, who has a comparable fabrication process. GCS is now our sole source for wafers using the InGaP HBT process technology. To date, we have not purchased significant quantities of production wafers from GCS. The unsuccessful or delayed transfer of our products to GCS could result in our having an insufficient supply of InGaP HBT wafers that meet our specifications in a timely manner. This would impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results.

We have begun introducing products that are fabricated at RF Micro Devices, or RFMD. If RFMD is unsuccessful in manufacturing these products, or is unable to sufficiently supply us with these products in a timely manner, it would impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to our newer third-party wafer fabs, particularly GCS and RFMD, which have not yet produced wafers in volume for us. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

In the past, we have experienced delays in product shipments from our third-party wafer fabs, quality issues and poor manufacturing yields, which in turn delayed product shipments to our customers and resulted in higher costs of production and lower gross margins. We may in the future experience similar delays or other problems, such as inadequate wafer supply.

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

Our $7.5 million strategic investment in GCS, a privately held semiconductor foundry, could ultimately be further impaired or never redeemed, which could have a material adverse impact on our results of operations.

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

We evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, the inability of GCS to continue as a going concern and a reduced valuation as determined by a new financing event. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, as of December 31, 2002, we wrote down the value of our investment in GCS by $2.9 million after determining that GCS had experienced an other than temporary decline in value.

Our investment in GCS is also at risk to the extent that we cannot ultimately sell our shares of Series D-1 preferred stock, for which there is currently no public market. Even if we are able to sell our Series D-1 preferred stock, the sale price may be less than the price paid, which could have a material adverse effect on our results of operations.

We are in the process of outsourcing our RF production testing function. We may not be able to outsource our RF testing function on favorable terms, or at all.

In late 2001, we made the decision to outsource a significant portion of our RF testing function. We intend to begin outsourcing a portion of our production testing operations once unit volumes increase to a level that makes outsourcing economically attractive to subcontractors. However, we may be unable to successfully outsource this function in the near term, or at all. The selection and ultimate qualification of a subcontractor to test our RF components could be costly and increase our cost of revenues. In the second half of 2001, we recorded an impairment charge of $315,000 on some of our existing test equipment as a result of a reduction in demand for our products and the decision to outsource our testing operations. As a result of the impairment charge, our existing test equipment was revalued to our estimate of market value as of September 30, 2001. To the extent that the proceeds, if any, from the ultimate disposition of our test equipment are less than the recorded value of such equipment, we would incur a charge to cost of revenues. Such a charge could have a material adverse effect on our gross margin and results of operations.

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

We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, substantially all of our net revenues in the first quarter of 2003 were attributable to products packaged by three subcontractors. Relatives of our founding stockholders own one of these packaging firms, MPI Corporation in Manila, Philippines. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

We depend on Avnet Electronics Marketing for a significant portion of our sales. The loss of Avnet Electronics Marketing as a distributor may adversely affect our revenues.

Historically, Avnet Electronics Marketing has accounted for a significant portion of our sales. In the first quarter of 2003, sales through Avnet Electronics Marketing represented 13% of our net revenues. Our contract with Avnet Electronics Marketing does not require them to purchase our products and may be terminated by them at any time without penalty. If Avnet Electronics Marketing fails to successfully market and sell our products, our revenues could be materially and adversely affected. The loss of Avnet Electronics Marketing and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

We depend on Ericsson for a significant portion of our revenues. The loss of Ericsson as a customer or a decrease in purchases by Ericsson may adversely affect our revenues.

Sales to Ericsson, primarily a direct customer, have recently accounted for a significant portion of our revenues. For example, 13% of our net revenues in 2002 were attributable to direct sales to Ericsson. We expect that we will rely on sales to Ericsson for a significant portion of our future revenues. If we were to lose Ericsson as a customer, or if Ericsson substantially reduced its purchases from us, our business and operating results could be materially and adversely affected.

Intense competition in our industry could prevent us from increasing revenues and sustaining profitability.

The RF semiconductor industry is intensely competitive in each of the markets we serve and is characterized by the following:

•	rapid technological change;

•	rapid product obsolescence;

•	shortages in wafer fabrication capacity;

•	price erosion; and

•	unforeseen manufacturing yield problems.

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Anadigics, Infineon, M/A-COM, Minicircuits Laboratories, NEC, RF Micro Devices, Skyworks, TriQuint Semiconductor and WJ Communications. We also compete with communications equipment manufacturers who manufacture RF components internally such as Ericsson, Lucent, Nokia, Motorola, Siemens and Nortel Networks. We expect increased competition both from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. In addition, many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, communications equipment manufacturers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

If we fail to introduce new products in a timely and cost-effective manner, our ability to sustain and increase our revenues could suffer.

The markets for our products are characterized by frequent new product introductions, evolving industry standards and changes in product and process technologies. Because of this, our future success will in large part depend on:

•	our ability to continue to introduce new products in a timely fashion;

•	our ability to improve our products and to adapt to new process technologies in a timely manner;

•	our ability to adapt our products to support established and emerging industry standards; and

•	market acceptance of our products.

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

The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. For example, we rely on limited sources for certain packaging materials. If we, or our packaging subcontractors, are unable to obtain these or other materials in the required quantity and quality, we could experience delays or reductions in product shipments, which would materially and adversely affect our profitability. Although we have not experienced any significant difficulty to date in obtaining these materials, these shortages may arise in the future. We cannot guarantee that we would not lose potential sales if key components or materials are unavailable, and as a result, be unable to maintain or increase our production levels.

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

Third-party wafer fabs that manufacture the semiconductor wafers for our products may compete with us in the future.

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

In November 2001, we, various of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit has been coordinated with those actions. Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the courts dismissed the officer defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part the omnibus motion to dismiss. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. We believe that we have meritorious defenses and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows. Even if we are entirely successful in defending this lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. As of the date of this quarterly report on Form 10-Q, Sirenza had not yet filed an answer or motion to the complaint. Even though we believe Mini-circuits’ claims to be without merit and we intend to defend the claim vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in defending the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

We may encounter difficulties managing our business in an economic downturn.

If the current slowdown in the economy and the telecommunications industry in particular continues or worsens, we may experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. In addition, we may have to take further actions to restructure our operations, including, but not limited to, further workforce reductions, further consolidation of facilities, eliminating product lines or disposing of certain equipment, any of which would have a material adverse effect on our results of operations.

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We believe that our future success will depend in large part upon our continued ability to recruit, hire, retain and motivate highly skilled technical, marketing and managerial personnel. Our failure to hire additional qualified personnel in a timely manner and on reasonable terms could adversely affect our business and profitability. In addition, from time to time we may recruit and hire employees from our customers, suppliers and distributors, which could damage our business relationship with these parties. Our success also depends on the continuing contributions of our senior management and technical personnel, all of who would be difficult to replace. The loss of key personnel could adversely affect our ability to execute our business strategy, which could cause our results of operations and financial condition to suffer. We may not be successful in retaining these key personnel.

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

Independent third parties in other countries, primarily in Thailand and the Philippines, package all of our products and two suppliers in Hong Kong provide the majority of the packaging materials used in the production of our components. In addition, we obtain some of our wafers from one supplier located in Germany. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. These risks include:

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

A significant portion of our products are sold to international customers either through our distributors or directly, which exposes us to risks that may adversely affect our results of operations.

A significant portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Germany, Korea and Sweden. International direct sales approximated 50% of our net revenues for the three months ended March 30, 2003. Additionally, a significant portion of sales through our distributors were sold to international customers for the three months ended March 30, 2003. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

•	changes in trade policy and regulatory requirements;

•	fluctuations in currency;

•	duties, tariffs and other trade barriers and restrictions;

•	trade disputes; and

•	political instability.

Some of our existing stockholders can exert control over us, and they may not make decisions that reflect our interests or those of other stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) together have historically controlled a majority of our outstanding common stock, and our two founding stockholders have historically controlled a significant amount of our outstanding common stock. As a result, these stockholders, if they act together, and our founding stockholders acting alone, will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of all of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock. In addition, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Provisions of our charter and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	division of the board of directors into three separate classes;

•	elimination of cumulative voting in the election of directors;

•	prohibitions on our stockholders from acting by written consent and calling special meetings;

•	procedures for advance notification of stockholder nominations and proposals; and

•	the ability of the board of directors to alter our bylaws without stockholder approval.

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

At March 30, 2003, Sirenza’s cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. Sirenza did not hold any derivative financial instruments. Sirenza’s interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on Sirenza’s cash equivalents, short-term investments and long-term investments. For example, a 1% increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $157,000.

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

Part II.    Other Information

Item 1.    Legal Proceedings

In November 2001, we, various of our officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, Van Ryen v. Sirenza Microdevices, Inc., et al., Case No. 01-CV-10596, alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit has been coordinated with those actions. Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the courts dismissed the officer defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part the omnibus motion to dismiss. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. We believe that we have meritorious defenses and intend to defend the litigation vigorously. However, there can be no assurance as to the ultimate outcome of this lawsuit and an adverse outcome to this litigation could have a material adverse effect on our consolidated balance sheet, statement of operations or cash flows. Even if we are entirely successful in defending this lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. As of the date of this quarterly report on Form 10-Q, Sirenza had not yet filed an answer or motion to the complaint. Even though we believe Mini-circuits’ claims to be without merit and we intend to defend the claim vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in defending the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of March 30, 2003 approximately $31.6 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod and Vari-L and investment in GCS. The remaining $18.2 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 3.    Defaults Upon Senior Securities

None

Item 4:    Submission of Matters to a Vote of Security Holders

None

Item 5:    Other Information

None

Item 6:    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, by and among Registrant, Olin Acquisition Corporation, and Vari-L Company, Inc., dated as of December 2, 2002.(1)

2.2	Agreement and Plan of Reorganization, by and among Registrant, Xavier Merger Sub, Inc. and Xemod Incorporated, dated as of August 15, 2002.(2)

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant.(3)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”).(4)

3.3	Bylaws of Registrant, as amended, as currently in effect.(5)

4.1	Form of Registrant’s Common Stock certificate.(3)

4.2	Investors’ Rights Agreement, by and among Registrant and the parties named therein, dated as of October 4, 1999.(3)

10.1	Offer Letter, by and between Registrant and Richard Clark, dated August 20, 2002, and Addendum to Letter Agreement dated January 20, 2003.(1)

10.2	Contract Change Notice/Amendment No. 7 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and TRW Inc., dated January 8, 2003.(1)(7)

10.3	Office Building Lease for Mack-Cali Realty, L.P., a Delaware limited partnership (as Landlord) and the registrant (as Tenant) dated as of March 25, 2003.(1)

11.1	Statement regarding computation of per share earnings.(6)

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.
(2)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 25, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(4)	This exhibit is incorporated by reference to the Annual Report on Form 10-K for Sirenza’s fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(5)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(6)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.
(7)	Confidential treatment has been received as to certain portions of this exhibit.

(b)	Reports n Form 8-K.

No reports on Form 8-K were filed during the three months ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRENZA MICRODEVICES, INC.

DATE: May 14, 2003	/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: May 14, 2003	/s/ Thomas Scannell
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Thomas Scannell
Thomas Scannell Chief Financial Officer