Form 10-Q
period 2003-06-29
SIRENZA MICRODEVICES INC
filed 2003-08-13
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-30615

SIRENZA MICRODEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0073042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 S. Technology Court, Broomfield, CO	80021
(Address of principal executive offices)	(Zip Code)

(303) 327-3030

(Registrant’s telephone number, including area code)

522 Almanor Avenue, Sunnyvale, CA 94085

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

As of July 27, 2003 there were 33,490,615 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1. Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,714	$12,874
Short-term investments	6,991	8,996
Accounts receivable, net	5,326	1,577
Inventories	6,642	2,719
Loans to Vari-L	—	3,417
Other current assets	2,289	1,184

Total current assets	26,962	30,767
Property and equipment, net	10,758	6,686
Long-term investments	3,522	9,025
Investment in GCS	4,600	4,600
Vari-L acquisition costs and other assets	1,345	1,427
Acquisition related intangibles, net	6,392	722
Goodwill	4,158	737

Total assets	$57,737	$53,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,564	$1,714
Accrued expenses	3,025	2,790
Deferred margin on distributor inventory	589	2,028
Accrued restructuring	1,455	1,853
Capital lease obligations, current portion	222	459

Total current liabilities	10,855	8,844
Capital lease obligations	89	143

Commitments and contigencies

Stockholders’ equity
Common stock	34	30
Additional paid-in capital	133,910	129,104
Deferred stock compensation	(301)	(772)
Treasury stock, at cost	(165)	(165)
Accumulated deficit	(86,685)	(83,220)

Total stockholders’ equity	46,793	44,977

Total liabilities and stockholders’ equity	$57,737	$53,964

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net revenues	$9,058	$4,863	$14,857	$9,733
Cost of revenues:
Cost of product revenues	4,833	1,941	7,591	3,621
Amortization of deferred stock compensation	23	31	46	62

Total cost of revenues	4,856	1,972	7,637	3,683

Gross profit	4,202	2,891	7,220	6,050
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $8, $44, $48 and $96 for the three and six months ended June 30, 2003 and three and six months ended June 30, 2002, respectively)	2,163	1,394	3,872	3,056
Sales and marketing (exclusive of amortization of deferred stock compensation of $40, $87, $60 and $120 for the three and six months ended June 30, 2003 and three and six months ended June 30, 2002, respectively)	1,726	1,298	2,982	2,431
General and administrative (exclusive of amortization of deferred stock compensation of $75, $156, $100 and $200 for the three and six months ended June 30, 2003 and three and six months ended June 30, 2002, respectively)	1,789	1,226	3,025	2,381
Amortization of deferred stock compensation	123	208	287	416
Amortization of acquisition related intangible assets	303	—	351	—
Restructuring	434	—	434	—

Total operating expenses	6,538	4,126	10,951	8,284

Loss from operations	(2,336)	(1,235)	(3,731)	(2,234)
Interest expense	10	15	23	35
Interest and other income, net	165	277	289	544

Loss before taxes	(2,181)	(973)	(3,465)	(1,725)
Provision for income taxes	—	—	—	—

Net loss	$(2,181)	$(973)	$(3,465)	$(1,725)

Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.11)	$(0.06)

Shares used to compute basic and diluted net loss per share	32,119	29,862	31,063	29,821

See accompanying notes

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Operating Activities
Net loss	$(3,465)	$(1,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,052	1,417
Amortization of deferred stock compensation	333	478
Gain on the sale of property and equipment	(85)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,547)	(162)
Inventories	(1,905)	(126)
Other assets	(78)	(283)
Accounts payable	927	(476)
Accrued expenses	242	(98)
Accrued restructuring	(398)	(342)
Deferred margin on distributor inventory	(1,439)	(822)

Net cash used in operating activities	(5,363)	(2,139)
Investing Activities
Sales/maturities of available-for-sale securities, net	7,508	8,046
Purchases of property and equipment	(1,716)	(193)
Proceeds from the sale of property and equipment	85	—
Purchase of Xemod, net of cash received	28	—
Purchase of Vari-L	(6,598)	—
Increase in restricted cash	(1,100)	—
Investment in GCS	—	(6,126)

Net cash provided by (used in) investing activities	(1,793)	1,727
Financing Activities
Principal payments on capital lease obligations	(298)	(380)
Proceeds from employee stock plans	294	430

Net cash provided by (used in) financing activities	(4)	50
Decrease in cash and cash equivalents	(7,160)	(362)
Cash and cash equivalents at beginning of period	12,874	15,208

Cash and cash equivalents at end of period	$5,714	$14,846

Supplemental disclosures of noncash investing and financing activities
Conversion of GCS loan receivable	$—	$1,374
Forfeiture of deferred stock compensation	$138
Common stock issued in connection with Vari-L acquisition	$4,654
Assumption of Vari-L loans receivable	$3,417

See accompanying notes.

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

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

The Company operates on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. The Company’s second quarter of fiscal year 2003 ended on June 29, 2003. The Company’s second quarter of fiscal year 2002 ended on June 30, 2002. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter’s calendar month end for convenience.

Stock-Based Compensation

The Company has elected to account for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation, Transition and Disclosures” (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss—as reported	$(2,181)	$(973)	$(3,465)	$(1,725)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported	146	239	333	478
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(1,382)	(2,048)	(2,809)	(4,083)

Pro forma net loss	$(3,417)	$(2,782)	$(5,941)	$(5,330)

Loss per share:
Basic and diluted—as reported	$(0.07)	$(0.03)	$(0.11)	$(0.06)

Basic and diluted—pro forma	$(0.11)	$(0.09)	$(0.19)	$(0.18)

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

Note 2:    Business Combinations

Acquisition of Vari-L

On May 5, 2003, the Company acquired substantially all of the assets of Vari-L Company, Inc. (Vari-L) and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of the Company’s common stock, valued at approximately $4.7 million, approximately $9.1 million in cash and incurred $2.4 million in estimated direct transaction costs for a preliminary aggregate purchase price of $16.1 million. The fair value of the Company’s common stock issued in connection with the Vari-L acquisition was calculated in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase

Business Combination” and was derived using an average market price per share of Sirenza common stock of $1.43, which was based on an average of the closing prices for a range of three trading days (April 30, 2003, May 1, 2003 and May 2, 2003) prior to the closing date of the acquisition. Of the $9.1 million in cash, approximately $3.8 million was paid to Vari-L at closing and $5.3 million related to loans the Company made to Vari-L prior to the closing of the business combination. All of the $5.3 million of Vari-L loans, which included $3.4 million of Vari-L loans outstanding on the Company’s balance sheet as of December 31, 2002, have been included in the calculation of the preliminary purchase price of Vari-L. The Company’s results of operations include the effect of Vari-L subsequent to May 5, 2003, the date the acquisition closed. Vari-L was a designer and manufacturer of radio frequency (RF) and microwave components and devices for use in wireless communications. The acquisition is intended to strengthen the Company’s product portfolio of RF components, in particular, signal source processing products and enable the Company to achieve significant cost synergies in the highly competitive wireless communication RF component industry.

In accordance with Statement of Financial Accounting Standards No. 141, “Business combinations” (FAS 141), the Company allocated the purchase price of its acquisition of Vari-L to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values has been recorded as goodwill. The fair value assigned to intangible assets acquired was determined through established valuation techniques using estimates made by management. The goodwill resulting from this acquisition has been assigned to the Signal Source Division for segment reporting purposes and is not expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and other intangible assets” (FAS No. 142), goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically, on at least an annual basis, for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

The allocation of the purchase price is preliminary until finalization of all direct transaction costs. Although the Company does not anticipate direct transaction costs to be materially different from amounts paid and accrued, the total purchase consideration and purchase price allocation is subject to change based on the actual amount of direct transaction costs.

The preliminary total purchase price of approximately $16.1 million has been allocated as follows (in thousands):

Accounts receivable	$2,202
Inventory	2,018
Prepaid and other current assets	96
Property, plant and equipment	3,660
Amortizable intangible assets:
Developed product technology	4,840
Customer relationships	870
Committed customer backlog	310
Goodwill	3,449
Accounts payable	(817)
Accrued liabilities	(483)
Capital lease obligations	(7)

Total purchase price	$16,138

Amortizable intangible assets

Of the total purchase price, approximately $6.0 million has been allocated to amortizable intangible assets including developed product technology ($4.8 million), customer relationships ($870,000) and committed customer backlog ($310,000). Developed product technology consists of commercial signal source component voltage-controlled oscillators (VCO’s) and phase locked loop synthesisers (PLL’s), high reliability (hi-rel) signal source components and other technology, all of which are technologically feasible. Vari-L’s technology is designed for RF signal processing in the wireless communications market. This developed product technology is intended to strengthen the Company’s product portfolio of RF components. The Company is amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months.

Customer relationships represent Vari-L’s relationships with original equipment manufactures (OEMs) and contract manufacturers of communications equipment in the wireless communications commerical and military markets. The Company is amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months, which represents the estimated useful life of the customer relationships.

Committed customer backlog represents outstanding purchase orders placed by Vari-L’s customers that are expected to be shipped and collected during the 12 months immediately subsequent to the closing date of the acquisition. The Company is amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months.

The Company recorded amortization of acquisition-related intangible assets of $303,000 and $351,000 in the three and six-month periods ended June 30, 2003, which included amortization of acquisition-related intangible assets associated with the Company’s acquisition of Xemod Incorporated in September 2002.

The Company’s acquisition-related intangible assets associated with completed acquisitions at June 30, 2003 and December 31, 2002 were as follows:

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
	($ in thousands)
Amortizable acquisition-related intangible assets:
Patented Core Technology	700	125	575
Internal Use Software	70	17	53
Developed Product Technology	4,840	150	4,690
Customer Relationship	870	54	816
Comitted Customer Backlog	310	52	258

	6,790	398	6,392

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net
	($ in thousands)
Amortizable acquisition-related intangible assets:
Patented Core Technology	700	42	658
Internal Use Software	70	6	64

	770	48	722

As of June 30, 2003, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2003 (remaining 6 months)	$863
2004	1,518
2005	1,393
2006	999
2007	922
Thereafter	697

Total estimated amortization expense	$6,392

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company, Vari-L and Xemod (see Acquisiton of Xemod below) as if the acquisitions had occurred on January 1, 2002. The reported results for the three and six-month periods ended June 30, 2003 include the results of Vari-L subsequent to May 5, 2003 (the acquisition date). Adjustments of $129,000, $513,000, $432,000 and $864,000 have been made to the combined results of operations for the three and six-month periods ended June 30, 2003 and 2002, respectively, reflecting amortization of acquisition-related intangible assets, as if the acquisition had occurred on January 1, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net revenues	$10,654	$10,344	$20,477	$20,955
Loss before extraordinary item and cumulative effect of change in accounting principle	(3,092)	(6,102)	(6,576)	(9,798)
Net loss	(3,092)	(6,102)	(6,576)	(9,798)
Basic net loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.09)	$(0.18)	$(0.20)	$(0.30)
Net loss	$(0.09)	$(0.18)	$(0.20)	$(0.30)

The unaudited pro forma information above includes the effects of the acquisition of Xemod by Sirenza for the three and six-month periods ended June 30, 2002, as if the acquisition occurred on January 1, 2002. The Company completed its acquisition of Xemod on September 11, 2002. Excluding the pro forma effects of the acquisition of Xemod by Sirenza, pro forma net revenues would have totaled $9.8 million and $19.8 million for the three and six-month periods ended June 30, 2002, pro forma net loss would have totaled $4.8 million and $7.1 million for the three and six-month periods ended June 30, 2002, and pro forma basic net loss per share would have totaled $0.16 and $0.24 for the three and six-month periods ended June 30, 2002.

The unaudited pro forma financial information above includes the following material charges: restructuring charges of $434,000 in the three and six-month periods ended June 30, 2003, Vari-L expenses related to workforce reductions of $244,000 and $566,000 in the three and six-month periods ended June 30, 2003, respectively, Vari-L expenses relating to accounting restatements and related legal matters, net of recoveries, of $2,000, $45,000, $1.5 million and $1.8 million in the three and six-month periods ended June 30, 2003 and 2002, respectively, Vari-L proceeds from the sale of life insurance contracts of $368,000 in the three and six-month periods ended June 30, 2003, respectively, and relocation and related expenses of $661,000 in the three and six-month periods ended June 30, 2003.

Acquisition of Xemod

On September 11, 2002, the Company acquired Xemod Incorporated, a California corporation and a designer and fabless manufacturer of radio frequency (RF) power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. The Company’s results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The purchase price was approximately $4.9 million in cash and accrued transaction costs, with additional cash consideration of up to approximately $3.4 million to be paid upon the execution, within 210 days following the closing of the acquisition by the Company of a qualified supply, development or licensing agreement with regard to the technology developed by Xemod. This 210 day period lapsed and a qualified agreement was not executed and therefore the Company is not obligated to pay at any time any additional cash consideration. The acquisition was intended to strengthen the Company’s product portfolio of RF components, in particular, high power amplifier products.

In accordance with FAS 141, the Company allocated the purchase price of its acquisition of Xemod to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values has been recorded as goodwill. The fair value assigned to intangible assets acquired was determined through established valuation techniques using estimates made by management. In accordance with FAS 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically, on at least an annual basis, for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

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

The Company plans production based on orders received and forecasted demand and must order wafers and raw material components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on actual results of operations. For example, in the third quarter of 2001, the Company recorded a provision for excess inventories totaling $4.5 million. This additional excess inventory charge was due to a significant decrease in forecasted demand for the Company’s products and was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product.

In the first and second quarters of 2003, the Company sold inventory products with an original cost of $439,000 and $394,000, respectively, that had been previously written-down. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories are as follows:

	June 30, 2003	December 31, 2002
	(in thousands)
Inventories:
Raw materials	$2,030	$295
Work-in-process	2,260	1,221
Finished goods	2,352	1,203

Total	$6,642	$2,719

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

The Company accounted for its investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as the Company’s investment was less than 20% of the voting stock of GCS and the Company could not exercise significant influence over GCS. The investment in GCS is classified as a non-current asset on the Company’s consolidated balance sheet.

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

In the fourth quarter of 2002, the Company determined that an other than temporary decline in value of its investment had occurred. Accordingly, the Company recorded a charge of $2.9 million to reduce the carrying value of its investment to the estimated fair value. The fair value has been estimated by management and may not be reflective of the value in a third party financing event. As of June 30, 2003, the Company had determined that its investment in GCS had not experienced any further other than temporary decline in value.

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

Note 5:    Restructuring Activities

2003 Restructuring Activities

In connection with the acquisition of Vari-L, the resulting new strategic focus of Sirenza and a new management structure, the Company incurred a restructuring charge of approximately $1.0 million in the second quarter of 2003, primarily related to a workforce reduction and costs of exiting excess facilities. All excess facilities were exited prior to June 30, 2003. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed the Company to a plan of employee termination and exiting of excess facilities which included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits. These costs are accounted for under Statement of Financial Accounting

Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

The $1.0 million restructuring charge consisted almost entirely of severance and fringe benefits and $8,000 of costs of exiting excess facilities. This charge is reflected on the Company’s condensed consolidated statement of operations as “Restructuring” and is net of a 2001 restructuring liability adjustment of $596,000 (see 2001 Restructuring Activities below).

The $1.0 million of severance and fringe benefits resulted from 50 employees to be terminated. Thirty-three of these employees were terminated as of June 30, 2003. Of the 50 terminations, 22 were engaged in manufacturing activities, 12 were engaged in research and development activities, five were engaged in sales and marketing activities and 11 were engaged in general and administrative activities. In addition, of the 50 terminations, 41 were from sites located in the United States and nine were from the Company’s Canadian design center. None of the employees to be terminated were required to render service until their respective dates of termination in order to receive their termination benefits.

The workforce reductions began in the second quarter of 2003 and are expected to be completed in the third quarter of 2003. Approximately $481,000 of the severance and fringe benefits were paid in the second quarter of 2003. Of the remaining $541,000 of cash expenditures related to the severance and fringe benefits, $391,000 is expected to be paid in the third quarter of 2003 and $150,000 is expected to be paid in the first quarter of 2004.

The $8,000 of costs of exiting excess facilities related to noncancelable lease costs for the Company’s Canadian design center. The Company estimated the fair value of the cost for exiting excess facilities based on the remaining contractual lease payments, reduced by estimated sublease rentals at the cease-use date, or April 30, 2003.

The following table summarizes the restructuring costs and activities of the Company’s 2003 restructuring through June 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non- cash Charges	Accrued Restructuring Balance at June 30, 2003
Worldwide workforce reduction	$1,022	$(481)	$—	$541
Lease commitments	8	(1)	—	7

	$1,030	$(482)	$—	$548

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease term through 2004.

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

In February 2003, the Company began subleasing the facility that was exited as part of the restructuring related to the acquisition of Xemod. The Company expects to receive a total of $122,000 over the remaining term of the lease, which expires in February 2005, from its sublessee. Accordingly, the Company reduced its accrued restructuring liability and goodwill by this amount as of December 31, 2002. Any further changes to the estimates of costs associated with executing the currently approved plans of restructuring for the Xemod organization prior to September 11, 2003 would be recorded as an increase or decrease to goodwill.

The following table summarizes the activity related to the Company’s acquisition related accrued restructuring balance during the second quarter of 2003 (in thousands):

	Accrued Restructuring Balance at March 30, 2003	Cash Payments	Non- cash Charges	Accrued Restructuring Balance at June 30, 2003
Worldwide workforce reduction	$—	$—	$—	$—
Lease commitments	179	(23)	—	156

	$179	$(23)	$—	$156

The following table summarizes the Company’s acquisition related restructuring costs and activities through June 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non- cash Charges	Accrued Restructuring Balance at June 30, 2003
Severance	$28	$(28)	$—	$—
Duplicative facilities	365	(87)	(122)	$156

	$393	$(115)	$(122)	$156

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

The following table summarizes the activity related to the Company’s 2002 accrued restructuring balance during the second quarter of 2003 (in thousands):

	Accrued Restructuring Balance at March 30, 2003	Cash Payments	Non- cash Charges	Accrued Restructuring Balance at June 30, 2003
Worldwide workforce reduction	$—	$—	$—	$—
Lease commitments	247	(22)	—	225

	$247	$(22)	$—	$225

The following table summarizes the Company’s 2002 restructuring costs and activities through June 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non- cash Charges	Accrued Restructuring Balance at June 30, 2003
Severance	$120	$(120)	$—	$—
Duplicative facilities	271	(46)	—	$225

	$391	$(166)	$—	$225

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

At each balance sheet date, the Company evaluates its restructuring accrual for appropriateness. In the third quarter of 2002, the Company determined that $112,000 of its 2001 restructuring liability accrual was no longer appropriate as of September 30, 2002 and adjusted its restructuring liability accordingly. Of the $112,000 restructuring liability adjustment, $95,000 related to a non-cancelable operating lease that the Company determined would not be abandoned. The remaining $17,000 related to termination benefits that were never redeemed by terminated employees. The $112,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

In addition, in the second quarter of 2003, the Company reoccupied of one its excess facilities as a result of the acquisition of Vari-L and relocation of its Sunnyvale, CA manufacturing facility to Broomfield, CO, and determined that $596,000 of its 2001 restructuring liability accrual was no longer necessary as of June 30, 2003. As a result, the Company adjusted its restructuring liability accordingly. The $596,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

The following table summarizes the activity related to the Company’s 2001 accrued restructuring balance during the second quarter of 2003 (in thousands):

	Accrued Restructuring Balance at March 30, 2003	Cash Payments	Non- cash Charges	Accrued Restructuring Balance at June 30, 2003
Worldwide workforce reduction	$—	$—	$—	$—
Lease commitments	1,233	(111)	(596)	526

	$1,233	$(111)	$(596)	$526

The following table summarizes the Company’s 2001 restructuring costs and activities through June 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non- cash Charges	Accrued Restructuring Balance at June 30, 2003
Worldwide workforce reduction	$481	$(464)	$(17)	$—
Lease commitments	2,189	(972)	(691)	$526

	$2,670	$(1,436)	$(708)	$526

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2006.

Note 6:    Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (FAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding during the period, if dilutive. Potential Common Stock equivalents include incremental shares of Common Stock issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,181)	$(973)	$(3,465)	$(1,725)

Weighted average common shares outstanding	32,119	29,862	31,063	29,821

Net loss per share	$(0.07)	$(0.03)	$(0.11)	$(0.06)

The effect of options to purchase 5,407,530 and 4,023,198 shares of Common Stock at average exercise prices of $1.72 and $8.84 for the three and six months ended June 30, 2003 and June 30, 2002, respectively, has not been included in the computation of diluted net loss per share as their effect would be antidilutive.

Note 7:    Comprehensive Income (Loss)

The Company’s comprehensive net loss was the same as its net loss for the three and six months ended June 30, 2003 and June 30, 2002.

Note 8:    Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information” (FAS 131). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer of the Company, evaluates performance and allocates resources based on segment reporting operating income (loss).

From 2000 to 2001, the Company operated under two business segments organized around channels to market: the Standard Products segment and the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, the Company reorganized to focus on end markets. As a result of this reorganization, the Company operated in three business segments: the Wireless Applications business area, the Wireline Applications business area and the Terminals business area. As a result of the acquisition of Xemod, the Company added one additional segment, the Integrated Power Products business area. With the acquisition of Vari-L, the Company reorganized along product type. The Company now operates in two business segments. First is the Amplifier Division. This business segment consists of our amplifier, power amplifier, power module and discrete product lines. Second, is the Signal Source Division. This business segment consists of our signal processing and High Reliability product lines. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment and resource allocation processes.

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, general and administrative expenses, amortization of deferred stock compensation, amortization of acquisition related intangible assets, restructuring charges, interest income and other, net, interest expense, and the provision for income taxes, as the aforementioned items are not allocated for purposes of the CODM’s review. Assets and liabilities are not discretely reviewed by the CODM.

	Amplifier Division	Signal Source Division	Total Segments	Non- Segment Items	Total Company
	In 000’s
For the three months ended June 30, 2003
Net revenues from external customers	$6,065	$2,993	$9,058	$—	$9,058
Operating income (loss)	$(719)	$(734)	$(1,453)	$(883)	$(2,336)
For the six months ended June 30, 2003
Net revenues from external customers	$11,837	$3,020	$14,857	$—	$14,857
Operating income (loss)	$(1,868)	$(745)	$(2,613)	$(1,118)	$(3,731)
For the three months ended June 30, 2002
Net revenues from external customers	$4,856	$7	$4,863	$—	$4,863
Operating income (loss)	$(1,001)	$5	$(996)	$(239)	$(1,235)
For the six months ended June 30, 2002
Net revenues from external customers	$9,715	$18	$9,733	$—	$9,733
Operating income (loss)	$(1,769)	$13	$(1,756)	$(478)	$(2,234)

The segment information above has been restated to reflect the change in the number of the Company’s segments from four to two in the second quarter of 2003. As noted aove, the Signal Source Division was established as a result of the acquisition of Vari-L and primarily includes the revenues and operating income (loss) attributable to Vari-L and only a small portion of the revenues and operating income (loss) that was previously included in the Company’s other segments.

Note 9:    Contingency

In November 2001, the Company, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which the Company and its named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including the Company. The court’s order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.

A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

Note 10:    Realignment of Distribution Channel Partners

In the second quarter of 2003, the Company realigned its worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, the Company terminated its existing distribution agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with Acal, plc, (Acal), a leading value-added distributor with operations in Europe. Sales through Richardson Electronics Laboratories represented approximately 19% of net revenues in the second quarter of 2003, 33% of net revenues in the first quarter of 2003, 37% of net revenues in 2002 and 39% of net revenues in 2001. In addition, in the second quarter of 2003 Richardson Electronics Laboratories completed its return of unsold inventory products for which it had already paid, resulting in a net liability to the Company $475,000. This amount is reflected in accounts payable on the Company’s June 30, 2003 balance sheet. Due to our accounting policy related to distributor revenue accounting, no revenue had been recognized on the inventory products returned by Richardson Electronics Laboratories.

Subsequent to June 29, 2003, the Company entered into North American sales distribution agreements with two distributors, Nu Horizons and RFMW.

The Company intends to sell substantially all of the of inventory returned by Richardson Electronics Laboratories to its other distributors, Avnet Electronics Marketing, Acal, Nu Horizons and RFMW, as well as through the Company’s direct sales channels.

Note 11:    Impact of Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently anticipate that the adoption of FAS 149 will have a material impact on its results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on its results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires all investors with majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest or the equity invested in is insufficient to finance the entities activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with VIEs created after January 31, 2003.

For promotion of strategic business objectives the Company may enter into arrangements with VIEs. The Company has performed a review of its potential arrangements with VIEs to determine whether the Company is the primary beneficiary of any of the related entities. To date the review has not identified any entity that would require consolidation. The Company will complete its review in the third quarter of 2003. Provided the Company is not the primary beneficiary, the maximum exposure to losses related to any entity that is determined to be a VIE is limited to the carrying value of the investment in that entity.

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

Sirenza accounted for its investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as Sirenza’s investment was less than 20% of the voting stock of GCS and Sirenza could not exercise significant influence over GCS. The investment in GCS is classified as a non-current asset on Sirenza’s consolidated balance sheet.

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

Valuation of Goodwill:    We will review goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FAS 142. The provisions of FAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. The fair value is estimated using a discounted cash flow approach. When available and as appropriate, comparative market multiples are also used to supplement the discounted cash flow approach. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

Valuation of LongLived Assets and Intangible Assets:    Sirenza records impairment charges for long-lived assets and intangible assets with finite useful lives when impairment indicators exist and the related undiscounted future cash flows and fair values are less than the carrying value of such assets, as was the case in 2001 when Sirenza recorded $315,000 of impairment charges on long-lived assets. Future adverse changes in market conditions or changes in the estimated useful life of Sirenza’s long-lived assets or intangible assets with finite useful lives could result in new impairment indicators, thereby possibly resulting in impairment charges in the future.

Excess and Obsolete Inventories:    Sirenza records provisions for excess inventories based on levels of inventory exceeding the forecasted demand of such products within specific time horizons. Sirenza forecasts demand for specific products based on the number of products it expects to sell, with such assumptions dependent on its assessment of market conditions and current and expected orders from its customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases based on Sirenza’s estimates or if inventory levels increase disproportionately to forecasted demand, additional inventory write-downs may be required, as was the case in 2001 when Sirenza recorded additional provisions for excess inventories of $7.8 million. Likewise, if Sirenza ultimately sells inventories that were previously written-down, Sirenza would reduce the previously recorded excess inventory provisions which would have a positive impact on Sirenza’s cost of revenues, gross margin and operating results, as was the case in 2002 and in the first and second quarters of 2003, when Sirenza sold a total of $2.6 million, $439,000 and $394,000, respectively, of previously written-down inventory products.

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

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected net cash flows from acquired patented core, or developed technology; expected costs to develop the IPR&D into commercially viable products and estimating net cash flows from the projects when completed; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Valuation of Deferred Tax Assets:    Sirenza records a valuation allowance to reduce its deferred tax assets to the amount that management believes is more likely than not to be realized. Each quarter management evaluates the required criteria necessary to support deferred tax assets, including recoverable income taxes and sources of future taxable income, and adjusts the valuation allowance accordingly. Increases or decreases in the valuation allowance serve to increase or decrease Sirenza’s income tax expense in the period such adjustments are recorded. Due to current and continuing uncertain economic conditions in Sirenza’s industry, management believes that as of June 30, 2003, it is more likely than not that Sirenza’s deferred tax assets will not be realized, and no net deferred tax assets are recorded on Sirenza’s balance sheet as of that date. Management will continue to evaluate the need for a valuation allowance in subsequent quarters. If it is subsequently determined that some or all or Sirenza’s deferred tax assets will more likely than not be realized, Sirenza will reduce Sirenza’s valuation allowance in the quarter such determination is made.

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

Restructuring Charges:    Sirenza recorded restructuring charges of $2.7 million in the fourth quarter of 2001, $393,000, as an increase to goodwill, in the third quarter of 2002, and $391,000 in the fourth quarter of 2002. Sirenza has assumed it would not sublease any of its excess facilities through the end of the respective lease term. In the event that Sirenza subleases any of these excess facilities, an adjustment to Sirenza’s restructuring accrual would be charged to income or goodwill (only if prior to September 11, 2003) in the period such a sublease occurred. As of June 30, 2003, Sirenza subleased one of its excess facilities and reduced its restructuring liability accordingly. For more information related to Sirenza’s restructuring activities, see Note 5 of Notes to Condensed Consolidated Financial Statements.

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

Overview

Sirenza is a leading designer of high performance RF components for communications equipment manufacturers. Sirenza’s products are used primarily in wireless communications equipment to enable and enhance the transmission and reception of voice and data signals. Sirenza’s products are also used in wireless, military/aerospace, broadband wireline, and terminal applications.

On September 11, 2002, Sirenza acquired Xemod Incorporated, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. Sirenza’s results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The purchase price was approximately $4.9 million in cash and accrued transaction costs, with additional cash consideration of up to approximately $3.4 million to be paid upon the execution, by April 9, 2003, by Sirenza of a qualified supply, development or licensing agreement with regard to the technology developed by Xemod. A qualified agreement was not executed and therefore Sirenza is not obligated to pay at any time any additional cash consideration. The acquisition is intended to strengthen Sirenza’s product portfolio of RF components, in particular, high power amplifier products.

On May 5, 2003, Sirenza acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of Sirenza common stock, valued at approximately $4.7 million, approximately $9.1 million in cash and incurred $2.4 million in estimated direct transaction costs for a preliminary aggregate purchase price of $16.1 million. The fair value of Sirenza common stock issued in connection with the Vari-L acquisition was derived using an average market price per share of Sirenza common stock of $1.43, which was based on an average of the closing prices for a range of three trading days (April 30, 2003, May 1, 2003 and May 2, 2003) prior to the closing date of the acquisition. Of the $9.1 million in cash, approximately $3.8 million was paid to Vari-L at closing and $5.3 million related to loans Sirenza made to Vari-L prior to the closing of the business combination. All of the $5.3 million of Vari-L loans, which included $3.4 million of Vari-L loans outstanding on Sirenza’s balance sheet as of December 31, 2002, have been included in the calculation of the estimated purchase price of Vari-L. Sirenza’s results of operations include the effect of Vari-L subsequent to May 5, 2003, the date the acquisition closed. The acquisition is intended to strengthen Sirenza’s product portfolio of RF components, in particular, signal source processing products and enable Sirenza to achieve significant cost synergies in the highly competitive wireless communication RF component industry.

As a result of the acquisition of Vari-L, Sirenza relocated its corporate headquarters from Sunnyvale, CA to Broomfield, CO. In addition, Sirenza relocated its manufacturing facilities in Sunnyvale, CA and Denver, CO to Broomfield, CO. The relocation of these manufacturing facilites was completed as of June 30, 2003. Sirenza will also be relocating its Tempe, AZ manufacturing facility to Broomfield, CO in August 2003.

From 2000 to 2001, Sirenza operated under two business segments organized around channels to market: the Standard Products segment and the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, Sirenza reorganized to focus on end markets. As a result of this reorganization, Sirenza operated in three business segments: the Wireless Applications business area, the Wireline Applications business area and the Terminals business area. As a result of the acquisition of Xemod, Sirenza added one additional segment, the Integrated Power Products business area. With the acquisition of Vari-L, Sirenza reorganized along product type. Sirenza now operates in two business segments. First is the Amplifier Division. This business segment consists of our amplifier, power amplifier, power module and discrete product lines. Second, is the Signal Source Division. This business segment consists of our signal processing and High Reliability product lines.

Sirenza’s Amplifier Division accounted for 67% of net revenues in the three months ended June 30, 2003. Sirenza’s Signal Source Division accounted for 33% of net revenues revenues in the three months ended June 30, 2003. We expect the percentage of sales through our Signal Source Division to increase within the next year.

Sirenza sells its products worldwide through a direct sales force and distributors based in the U.S. and Europe. In the past, Sirenza also sold its products through a private label reseller who sold its products under its brand name, although there have not been any sales to this reseller since the fourth quarter of 2001. Sirenza’s products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by Sirenza’s distributors or Sirenza directly. Significant portions of Sirenza’s distributors’ end sales are made to their customers overseas. Sales to direct customers located in the United States represented approximately 46% of net revenues in the three months ended June 30, 2003. Sales to direct customers located outside of the United States represented 54% of net revenues in the three months ended June 30, 2003. Sales to one customer with worldwide operations, Celestica, represented 10% of net revenues in the three months ended June 30, 2003. Sales to one additional customer, Planet Technology, our Chinese sales representative, represented 10% of net revenues in the three months ended June 30, 2003. Celestica is a contract manufacturer for multiple OEM customers of Sirenza. Sirenza anticipates that sales to Celestica and Planet Technology will continue to account for a substantial portion of its net revenues in the near term. For Sirenza’s direct sales and sales to Sirenza’s sales representatives, Sirenza recognizes revenues when the product has been shipped, title has transferred, and no further obligations remain. Although Sirenza has never experienced a delay in customer acceptance of its products, should a customer delay acceptance in the future, Sirenza’s policy is to delay revenue recognition until a customer accepts the products. Revenues and the related cost of revenues from Sirenza’s distributors are deferred until the distributors resell the products to their customers.

Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing, accounted for a substantial portion of Sirenza’s net revenues in the three months ended June 30, 2003. Sales through Richardson Electronics Laboratories represented 19% of net revenues in the three months ended June 30, 2003. Sales to Avnet Electronics Marketing represented 12% of net revenues in the three months ended June 30, 2003. Richardson

Electronics Laboratories and Avnet Electronics Marketing distribute Sirenza’s products to a large number of end customers. Sirenza anticipates that sales through Avnet Electronics Marketing will continue to account for a substantial portion of its net revenues in the near term. In the second quarter of 2003, Sirenza terminated its agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with Acal, a leading value-added distributor with operations in Europe. In addition, in July of 2003, the Company entered into two North American sales distribution agreements with Nu Horizons and RFMW. The failure to transition the customer accounts served by Richardson Electronics Laboratories to Acal, Avnet Electronics Marketing, Nu Horizons, RFMW and to our direct sales channels in a timely manner could limit our ability to sustain and grow our revenues.

Sales of Sirenza’s products within two of Sirenza’s product lines accounted for a significant portion of Sirenza’s net revenues in the three months ended June 30, 2003. Sales of Sirenza’s amplifier and power amplifier products accounted for 57% of Sirenza’s net revenues in the three months ended June 30, 2003. Sales of Sirenza’s signal processing products accounted for 33% of Sirenza’s net revenues in the three months ended June 30, 2003. Sales within Sirenza’s other product lines accounted for 10% of Sirenza’s net revenues in the three months ended June 30, 2003.

Cost of revenues consists primarily of the costs of wafers from Sirenza’s third-party wafer fabs, costs of raw material components from multiple third-party vendors, costs of packaging performed by third-party vendors, costs of testing, costs associated with procurement, production control, quality assurance, reliability and manufacturing engineering. For the significant majority of Sirenza’s amplifier, power amplifier and discrete products, Sirenza subcontracts its wafer manufacturing and packaging and performs final testing and tape and reel assembly at Sirenza’s facilities. For the significant majority of Sirenza’s power module and signal processing products, Sirenza manufactures, assembles and tests its products at its manufacturing facility in Broomfield, CO. Sirenza continues to explore the outsourcing of its production testing operations. Sirenza intends to begin the outsourcing of a portion of its production testing operations once unit volumes increase to a level that makes outsourcing economically attractive to subcontractors.

There are a number of factors influencing Sirenza’s gross margin. Historically, gross margins on Sirenza’s sales through Sirenza’s distributors, to private label resellers and Sirenza’s direct customers have differed materially from each other. As a result, the relative mix of these sales affects Sirenza’s gross margin. Also, the gross margin on sales of Sirenza’s newer products are typically higher than the gross margin on sales of some of Sirenza’s older products. As a result, the relative mix of new product sales compared to older product sales affects Sirenza’s gross margin. In addition, Sirenza offers a broad range of products within multiple product lines that have historically had different gross margins. As a result, the relative mix of product sales by product line affects Sirenza’s gross margins. Finally, the relative mix of multi-chip product sales compared to integrated circuit product sales may affect Sirenza’s gross margin in the future.

In addition, Sirenza’s cost of revenues and gross margins may be negatively influenced by provisions for excess inventories, as was the case in 2001 when Sirenza recorded provisions for excess inventories of $7.8 million, and positively influenced by the sale of previously written-down inventory products, as was the case in 2002 and in the first and second quarters of 2003 when Sirenza sold $2.6 million, $439,000 and $394,000 of previously written-down inventory products, respectively.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Six Months Ended June 30,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written-Down Inventories with no Associated Cost of Revenues	Dispositions of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2003	$168	$(833)	$93	$5,264
2002	$86	$(1,129)	$(11)	$7,450

The $5.3 million of written-down inventories at June 30, 2003 relates to a large number of Sirenza’s products within a few of its product lines, at all stages of inventory completion. Sirenza will ultimately dispose of written-down inventories by either selling such products or scrapping them. Sirenza currently expects to continue to sell written-down inventory products in 2003, however, not at the level experienced in 2002, although no assurance can be given in this regard. Similarly, Sirenza anticipates that it will scrap additional written-down inventories in the near term. The sales of written-down inventories in the six months ended June 30, 2003 had a positive impact on Sirenza’s gross margin. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin for the six months ended June 30, 2003 would have been 43% instead of 49%, as reported.

As discussed above in “Critical Accounting Policies and Estimates”, Sirenza records provisions for excess inventories based on levels of inventory exceeding the forecasted demand for such products within specific time horizons. Sirenza forecasts demand for specific products based on the number of products it expects to sell, with such assumptions dependent on its assessment of market conditions and current and expected orders from its customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. As a result, estimating the future impact of additional provisions for excess inventories on Sirenza’s results of operations involves many uncertainties. However, based on current levels of written-down inventories, the mix of inventory products and current market conditions, Sirenza does not expect to incur write-downs of inventories in 2003 at the same levels as in 2001, although no assurance can be given in this regard. Should excess inventories need to be written-down in the future, Sirenza’s gross margin would be negatively affected.

Also, Sirenza’s gross margin is traditionally lower in periods with less volume and higher in periods with high volume. Sirenza values inventories at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. In periods in which volumes are low, Sirenza’s fixed manufacturing overhead costs are allocated to fewer units, thereby decreasing Sirenza’s gross margin. Likewise, in periods in which volumes are high, Sirenza’s fixed manufacturing overhead costs are allocated to more units, thereby increasing Sirenza’s gross margin.

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

In the three months ended June 30, 2003, Circuit Electronic Industries Public Co., Ltd., or CEI, MPI Corporation and Unisem packaged a significant majority of Sirenza’s amplifier, power amplifer and discrete products. Relatives of Sirenza’s founding stockholders own MPI Corporation in Manila, Philippines. Although Sirenza utilized three additional packaging subcontractors in the second quarter of 2003, Sirenza anticipates that CEI and Unisem will continue to account for a significant amount of its amplifier, power amplifer and discrete packaging in the near future. Sirenza does not expect MPI to package significant amounts of its products in the near future.

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

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002

Net Revenues

Net revenues increased to $9.1 million for the three months ended June 30, 2003 from $4.9 million for the three months ended June 30, 2002. This increase was primarily the result of the acquisition of Vari-L, which closed on May 5, 2003. Net revenues attributable to Vari-L products totaled $2.8 million for the three months ended June 30, 2003. In addition, demand for Sirenza’s amplifier products increased from wireless original equipment manufacturers, or OEMs. Sirenza attributes a large portion of the increase to its world-wide customer sales support capabilities added in the second half of 2002 when Sirenza established a sales office in Stockholm, Sweden, and a customer support office in Shenzhen, China. Sirenza also experienced a slight increase in net revenues for the three months ended June 30, 2003 as a result of the acquisition of Xemod, which closed on September 11, 2002. Net revenues attributable to Xemod products approximated $222,000 for the three months ended June 30, 2003. Sales through Sirenza’s distributors totaled $3.0 million, or 33% of net revenues for the three months ended June 30, 2003 compared to $2.3 million, or 48% of net revenues for the three months ended June 30, 2002. Sales to Sirenza’s direct customers totaled $6.1 million, or 67% of net revenues for the three months ended June 30, 2003. Sales to Sirenza’s direct customers totaled $2.5 million, or 52% of net revenues for the three months ended June 30, 2002.

Cost of Revenues

Cost of revenues increased to $4.9 million for the three months ended June 30, 2003 from $2.0 million for the three months ended June 30, 2002 primarily as a result of the acquisition of Vari-L. Cost of revenues associated with Vari-L products totaled $1.9 million for the three months ended June 30, 2003. Other contributory factors included additional cost of revenues associated with Xemod products, which increased cost of revenues by approximately $387,000 and relocation and related expenses of approximately $321,000 to move operations personnel and the Sunnvyale, CA manufacturing facility to Broomfield, CO. In addition, in the second quarter of 2003, Sirenza sold inventory products that were previously written-down of approximately $394,000 compared to $566,000 in the second quarter of 2002. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sirenza originally recorded provisions for excess inventories as a result of a rapidly declining demand for products within a few product lines due to customer program cancellations. Subsequently, Sirenza began receiving new orders for these parts which it did not anticipate at the time it wrote the inventories down. Sirenza expects to sell previously written-down inventory products in future periods, although no assurance can be given in this regard. Operations personnel increased to 64 at June 30, 2003 from 29 at June 30, 2002.

Gross Profit

Gross profit increased to $4.2 million for the three months ended June 30, 2003 from $2.9 million for the three months ended June 30, 2002. Gross margin decreased to 46% for the three months ended June 30, 2003 from 59% for the three months ended June 30, 2002. The decrease in gross margin is primarily attributable to additional costs associated with the acquisition of Vari-L and Xemod products, and other contributory factors such as, relocation and related expenses to move operations personnel and the Sunnyvale, CA manufacturing facility to Broomfield, CO, and fewer sales of previously written-down inventories. Sales of previously written-down inventory products totaled $394,000 for the three months ended June 30, 2003 which resulted in an increase to Sirenza’s gross margin of approximately 4%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 42% instead of 46%, as reported, for the three months ended June 30, 2003. Sales of previously written-down inventory products totaled $566,000 for the three months ended June 30, 2002 which resulted in an increase to Sirenza’s gross margin of approximately 12%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 48% instead of 59%, as reported, for the three months ended June 30, 2002.

Operating Expenses

Research and Development.    Research and development expenses increased to $2.2 million for the three months ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002. This increase is the result of the acquisition of Vari-L, including salaries and related costs of Vari-L personnel, which increased costs by $467,000 and the acquisition of Xemod, which increased costs by $437,000. Research and development personnel increased to 59 at June 30, 2003 from 30 at June 30, 2002.

Sales and Marketing.    Sales and marketing expenses increased to $1.7 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. This increase is the result of the acquisition of Vari-L, including salaries and related costs of Vari-L personnel, which increased costs by $431,000. Sales, marketing and applications engineering personnel increased to 33 at June 30, 2003 from 22 at June 30, 2002.

General and Administrative.    General and administrative expenses increased to $1.8 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002. This increase is primarily the result of the acquisition of Vari-L, including salaries and related costs of Vari-L personnel, which increased costs by $422,000 and to a lessor extent, relocation and related costs of approximately $128,000 to move administrative personnel from Sunnyvale, CA to Broomfield, CO. General and administrative personnel increased to 31 at June 30, 2003 from 16 at June 30, 2002.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to Sirenza’s initial public offering, Sirenza recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended June 30, 2003 and June 30, 2002 Sirenza amortized $146,000 and $239,000, respectively, of this deferred stock compensation. Sirenza will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $138,000 in the second quarter of 2003 and by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The amount of deferred stock compensation expense to be recorded in future periods could decrease again if additional options for which accrued but unvested compensation has been recorded are forfeited.

Amortization of Acquisition Related Intangible Assets.    In the second quarter of 2003, Sirenza acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of Sirenza common stock, valued at approximately $4.7 million, and approximately $9.1 million in cash, for a preliminary aggregate purchase price of $16.1 million, including $2.4 million in estimated direct transaction costs. Of the total purchase price, approximately $6.0 million has been allocated to amortizable intangible assets including developed product technology ($4.8 million), customer relationships ($870,000) and committed customer backlog ($310,000). Sirenza is amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months. Sirenza is amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months, which represents the estimated useful life of the customer relationships. Sirenza is amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months.

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

In the second quarter of 2003, Sirenza recorded amortization of $303,000 related to its acquired intangible assets.

Restructuring.    In the second quarter of 2003, as a result of the acquisition of Vari-L, the resulting new strategic focus of Sirenza and a new management structure, management of Sirenza approved and committed to a restructuring plan including the termination of certain employees and costs of exiting excess facilities. Accordingly, Sirenza recorded a restructuring charge of approximately $1.0 million. These costs are accounted for under FAS 146. In addition, in the second quarter of 2003, Sirenza reoccupied one of its excess facilities as a result of the acquisition of Vari-L and relocation of its Sunnyvale manufacturing facility to Broomfield, CO, and determined that $596,000 of its 2001 restructuring liability accrual was no longer necessary as of June 30, 2003. As a result, Sirenza adjusted its restructuring liability accordingly. The $596,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.” The net restructuring charge in the second quarter of 2003 totaled $434,000.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from Sirenza’s cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. Sirenza had net interest and other income of $155,000 for the three months ended June 30, 2003 and $262,000 for the three months ended June 30, 2002. The decrease in net interest and other income for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is primarily attributable to a reduction in Sirenza’s cash and cash equivalents and available for sale securities and lower interest rates.

Provision for (Benefit from) Income Taxes

Sirenza’s provision for income taxes were zero for the three months ended June 30, 2003 and June 30, 2002. Sirenza’s provision for income taxes for the three months ended June 30, 2003 and June 30, 2002 were based on our estimated tax rate for the year.

Comparison of the Six Months Ended June 30, 2003 and June 30, 2002

Net Revenues

Net revenues increased to $14.9 million for the six months ended June 30, 2003 from $9.7 million for the six months ended June 30, 2002. This increase was primarily the result of the acquisition of Vari-L, which closed on May 5, 2003. Net revenues attributable to Vari-L products totaled $2.8 million for the six months ended June 30, 2003. In addition, demand for Sirenza’s amplifier products increased by $1.9 million as a result of an increase in demand from OEMs. Sirenza attributes a large portion of this increase to its world-wide customer sales support capabilities added in the second half of 2002 when Sirenza established a sales office in Stockholm, Sweden, and a customer support office in Shenzhen, China. Lastly, Sirenza also experienced a slight increase in net revenues for the six months ended June 30, 2003 as a result of the acquisition of Xemod, which closed on

September 11, 2002. Net revenues attributable to Xemod products approximated $453,000 for the six months ended June 30, 2003. Sales through Sirenza’s distributors totaled $5.7 million, or 38% of net revenues for the six months ended June 30, 2003 compared to $4.9 million, or 51% of net revenues for the six months ended June 30, 2002. Sales to Sirenza’s direct customers totaled $9.2 million, or 62% of net revenues for the six months ended June 30, 2003. Sales to Sirenza’s direct customers totaled $4.8 million, or 49% of net revenues for the six months ended June 30, 2002.

Cost of Revenues

Cost of revenues increased to $7.6 million for the six months ended June 30, 2003 from $3.7 million for the six months ended June 30, 2002 primarily as a result of the acquisition of Vari-L. Cost of revenues associated with Vari-L products totaled $1.9 million for the six months ended June 30, 2003. Other contributory factors included additional cost of revenues associated with Xemod products, which increased cost of revenues by approximately $774,000 and relocation and related expenses of approximately $321,000 to move operations personnel and the Sunnvyale, CA manufacturing facility to Broomfield, CO. In addition, for the six months ended June 30, 2003, Sirenza sold inventory products that were previously written-down of approximately $833,000 compared to $1.1 million for the six months ended June 30, 2002. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sirenza originally recorded provisions for excess inventories as a result of a rapidly declining demand for products within a few product lines due to customer program cancellations. Subsequently, Sirenza began receiving new orders for these parts which it did not anticipate at the time it wrote the inventories down. Sirenza expects to sell previously written-down inventory products in future periods, although no assurance can be given in this regard.

Gross Profit

Gross profit increased to $7.2 million for the six months ended June 30, 2003 from $6.1 million for the six months ended June 30, 2002. Gross margin decreased to 49% for the six months ended June 30, 2003 from 62% for the six months ended June 30, 2002. The decrease in gross margin is primarily attributable to additional costs associated with the acquisition of Vari-L and Xemod products, and other contributory factors such as, relocation and related expenses to move operations personnel and the Sunnvyale, CA manufacturing facility to Broomfield, CO, and fewer sales of previously written-down inventories. Sales of previously written-down inventory products totaled $833,000 for the six months ended June 30, 2003 which resulted in an increase to Sirenza’s gross margin of approximately 6%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 43% instead of 49%, as reported, for the six months ended June 30, 2003. Sales of previously written-down inventory products totaled $1.1 million for the six months ended June 30, 2002 which resulted in an increase to Sirenza’s gross margin of approximately 12%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 51% instead of 62%, as reported, for the six months ended June 30, 2002.

Operating Expenses

Research and Development.    Research and development expenses increased to $3.9 million for the six months ended June 30, 2003 from $3.1 million for the six months ended June 30, 2002. This increase is the result of the acquisition of Vari-L, including salaries and related costs of Vari-L personnel, which increased costs by $467,000 and the acquisition of Xemod, which increased costs by $883,000.

Sales and Marketing.    Sales and marketing expenses increased to $3.0 million for the six months ended June 30, 2003 from $2.4 million for the six months ended June 30, 2002. This increase is the primarily the result of the acquisition of Vari-L, including salaries and related costs of Vari-L personnel, which increased costs by $431,000 and to a lessor extent, an increase in commission paid to outside sales representatives.

General and Administrative.    General and administrative expenses increased to $3.0 million for the six months ended June 30, 2003 from $2.4 million for the six months ended June 30, 2002. This increase is primarily the result of the acquisition of Vari-L, including salaries and related costs of Vari-L personnel, which increased costs by $422,000 and to a lesser extent, relocation and related costs of approximately $128,000 to move administrative personnel from Sunnyvale, CA to Broomfield, CO.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to Sirenza’s initial public offering, Sirenza recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the six months ended June 30, 2003 and June 30, 2002 Sirenza amortized $333,000 and $478,000, respectively, of this deferred stock compensation. Sirenza will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $138,000 in the second quarter of 2003 and by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The amount of deferred stock compensation expense to be recorded in future periods could decrease again if additional options for which accrued but unvested compensation has been recorded are forfeited.

Amortization of Acquisition Related Intangible Assets.    In the second quarter of 2003, Sirenza acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of Sirenza common stock, valued at approximately $4.7 million, and approximately $9.1 million in cash, for a preliminary aggregate purchase price of $16.1 million, including $2.4 million in estimated direct transaction costs. Of the total purchase price, approximately $6.0 million has been allocated to amortizable intangible assets including developed product technology ($4.8 million), customer relationships ($870,000) and committed customer backlog ($310,000). Sirenza is amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months. Sirenza is amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months, which represents the estimated useful life of the customer relationships. Sirenza is amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months.

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

In the six months ended June 30, 2003, Sirenza recorded amortization of $351,000 related to its acquired intangible assets.

Restructuring.    In the second quarter of 2003, as a result of the acquisition of Vari-L, the resulting new strategic focus of Sirenza and a new management structure, management of Sirenza approved and committed to a restructuring plan including the termination of certain employees and costs of exiting excess facilities. Accordingly, Sirenza recorded a restructuring charge of approximately $1.0 million. These costs are accounted for under FAS 146. In addition, in the second quarter of 2003, Sirenza reoccupied one of its excess facilities as a result of the acquisition of Vari-L and relocation of its Sunnvale manufacturing facility to Broomfield, CO, and detertmined that $596,000 of its 2001 restructuring liability accrual was no longer necessary as of June 30, 2003. As a result, Sirenza adjusted its restructuring liability accordingly. The $596,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.” The net restructuring charge in the second quarter of 2003 totaled $434,000.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from Sirenza’s cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. Sirenza had net interest and other income of $266,000 for the six months ended June 30, 2003 and $509,000 for the six months ended June 30, 2002. The decrease in net interest and other income for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is primarily attributable to a reduction in Sirenza’s cash and cash equivalents and available for sale securities and lower interest rates.

Provision for (Benefit from) Income Taxes

Sirenza’s provision for income taxes was zero for the six months ended June 30, 2003 and June 30, 2002. Sirenza’s provision for income taxes for the six months ended June 30, 2003 and June 30, 2002 were based on our estimated tax rate for the year.

Liquidity and Capital Resources

Sirenza has financed its operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock, (which has subsequently been converted to common stock) and from the net proceeds received upon completion of its initial public offering in May 2000. As of June 30, 2003, Sirenza had cash and cash equivalents of $5.7 million, short-term investments of $7.0 million and long-term investments of $3.5 million. In addition, the working capital of Sirenza approximated $16.1 million at June 30, 2003.

Sirenza’s operating activities used cash of $5.3 million for the six months ended June 30, 2003 and used cash of $2.1 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, cash used in operating activities was primarily attributable to Sirenza’s net loss of $3.5 million, decreases in deferred margin on distributor inventory of $1.4 million and accrued restructuring of $398,000 and increases in inventories of $1.9 million and accounts receivable of $1.5 million. These were partially offset by non-cash items including depreciation and amortization of $2.1 million, and amortization of deferred stock compensation of $333,000. In the six months ended June 30, 2002, cash used in operating activities was primarily attributable to our net loss of $1.7 million, decreases in deferred margin on distributor inventory of $822,000, accounts payable of $476,000, and accrued restructuring of $342,000. These were partially offset by depreciation and amortization of $1.4 million and amortization of deferred stock compensation of $478,000.

Sirenza’s investing activities used cash of $1.8 million for the six months ended June 30, 2003 and provided cash of $1.7 million for the six months ended June 30, 2002. Sirenza’s investing activities reflect purchases and sales of available-for-sale securities and fixed assets, Sirenza’s investment in GCS, acquisitions of Xemod and Vari-L and increases in restricted cash.

Sirenza’s financing activities used cash of $4,000 for the six months ended June 30, 2003 and provided cash of $50,000 for the six months ended June 30, 2002. Cash provided by or used in financing activities reflects proceeds from employee stock plans, offset by principal payments on capital lease obligations and purchases of treasury shares.

On May 5, 2003, Sirenza acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of Sirenza common stock, valued at approximately $4.7 million, and approximately $9.1 million in cash, for a preliminary aggregate purchase price of $16.1 million, including $2.4 million in estimated direct transaction costs. The fair value of Sirenza common stock issued in connection with the Vari-L acquisition was derived using an average market price per share of Sirenza common stock of $1.43, which was based on an average of the closing prices for a range of three trading days (April 30, 2003, May 1, 2003 and May 2, 2003) prior to the closing date of the acquisition. Of the $9.1 million in cash, approximately $3.8 million related to cash that was paid to Vari-L at closing and $5.3 million related to loans Sirenza made to Vari-L prior to the closing of the business combination. All of the $5.3 million of Vari-L loans, which included $3.4 million of Vari-L loans outstanding on Sirenza’s balance sheet as of December 31, 2002, have been included in the calculation of the estimated purchase price of Vari-L.

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

As of June 30, 2003 Sirenza’s anticipated operating lease and capital lease commitments and unconditional purchase obligations over the next five years and thereafter were as follows (in thousands):

	Future Minimum Payments Due
	Total	< one year	1-3 years	4-5 years	> 5 years
Operating lease commitments	$5,253	$1,785	$2,362	$1,106	$—
Capital lease commitments	$311	$222	$89	$—	$—
Unconditional purchase obligations	$741	$741	$—	$—	$—

Sirenza currently anticipates that its current available cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If Sirenza requires additional capital resources to grow its business, execute its operating plans, or acquire complementary technologies or businesses at any time in the future, Sirenza may seek to sell additional equity or debt securities or secure lines of credit, which may result in additional dilution to its stockholders or additional costs to Sirenza.

Industry Trends and Market Conditions

In 2001, companies throughout the worldwide telecommunication industry experienced slowdowns and delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by Sirenza’s customers and efforts to lower their component inventory levels. These actions by Sirenza’s customers reduced Sirenza’s visibility regarding future sales and resulted in a slowdown in Sirenza’s shipments in 2001. However, in 2002 Sirenza experienced a sequential increase in sales to equipment manufacturers and in particular to end customers located in Europe and Asia. Excluding net revenues attributable to the acquisition of Vari-L, in the second quarter of 2003 Sirenza’s net revenues increased slightly compared with the previous few quarters, which Sirenza believes is an indication that the market for its products may have stabilized, although Sirenza does not at this time see any significant recovery in its end markets. Sirenza anticipates that any sales growth in the immediate future will depend on the achievement of market share gains and/or the introduction of new product lines.

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

RISK FACTORS

An investment in our common stock involves a high degree of risk. In addition to the other information contained in this report, you should carefully consider the following risks. If any of these risks occurs, our business, financial condition and operating results could be materially adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Any acquisitions of companies or technologies by us, including our acquisition of Vari-L’s assets, may result in distraction of our management and disruptions to our business and may not result in the revenue enhancements or cost savings envisioned when the transaction was proposed.

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

In September 2002, we completed our acquisition of Xemod, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. On May 5, 2003, we completed our acquisition of substantially all of the assets of Vari-L. We evaluate and may enter into other acquisitions or investment transactions on an ongoing basis. The recent acquisitions of Xemod and of substantially all of Vari-L’s assets increase both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of either transaction, or of any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties. For example, to the extent that future demand by OEMs for integration by component suppliers is lower than expected or fails to materialize, we may not realize many of the strategic advantages we hope to achieve through the purchase of Vari-L’s assets.

Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits of the transaction. Managing acquisitions requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and may in the future result in significant costs and expenses and charges to earnings. In the case of the Vari-L and Xemod acquisitions, these costs and expenses include those related to severance pay, noncancelable lease costs of duplicative or excess facilities, relocation and related expenses, in-process research and development charges, legal, accounting, financial printing and financial advisory fees. We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the transactions, and, to the extent the value of goodwill acquired in connection with the transaction becomes impaired, we may be required to incur material charges relating to the impairment of that asset. In addition, any completed, pending or future transactions may contribute to financial results of the combined company that differ from the investment community’s expectations in a given quarter, and may result in unanticipated expenses or liabilities associated with the acquired assets or businesses.

Failure to retain key employees could diminish the benefits of the Vari-L acquisition to us.

The successful integration of the Vari-L assets into our current business operations will depend in part on the retention of personnel critical to our business and operations and the Vari-L business. Although several former key employees of Vari-L have been hired by us, such employment is terminable at will by either party. Furthermore, the Vari-L employees hired by us in connection with the acquisition have technical and engineering expertise that is in high demand and short supply. We may be unable to retain such personnel that are critical to the successful integration of Vari-L, which may result in loss of key information, expertise or know-how and unanticipated additional recruiting and training costs and otherwise diminishing anticipated benefits of the asset purchase for us and our stockholders.

If we are not successful in integrating Vari-L’s business, our operations may be affected.

Our ability to realize some of the anticipated benefits of the asset purchase will depend in part on our ability to integrate Vari-L into our current operations in a timely and efficient manner. This integration may be difficult and unpredictable because our current products are highly complex and have been developed independently from those of Vari-L. Successful integration requires coordination of different development and engineering teams. If we cannot successfully integrate Vari-L with our operations, we may not realize some of the expected benefits of the asset purchase. In connection with the acquisition of Vari-L, we have relocated our manufacturing and general and administrative functions from Sunnyvale, California to Broomfield, Colorado and we intend to relocate additional manufacturing functions from our Tempe, Arizona facility to Broomfield, Colorado. This move may disrupt our operations which could materially and adversely effect our business, financial condition or results of operations.

The unsuccessful realignment of our worldwide sales channels, including the termination of Richardson Electronics Laboratories as a distributor, may adversely affect our revenues.

In the second quarter of 2003, we realigned our worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, we terminated our existing distribution agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with Acal, a leading value-added distributor with operations in Europe. In July 2003, we also entered into relationships with two new distributors in North America. Sales to Richardson Electronics Laboratories represented approximately 19% of net revenues in the second quarter of 2003, 37% of net revenues in 2002 and 39% of net revenues in 2001. In addition, in the second quarter of 2003, we also engaged several new international sales representatives. The failure to transition the customer accounts served by Richardson Electronics Marketing to Acal, to our existing distributor Avnet, to our new distributors in North America, to our existing and new sales representatives or to our direct sales channels in a timely manner could limit our ability to sustain and grow our revenues.

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

In addition, in recent years, the stock market in general, and the Nasdaq National Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on October 9, 2001 and March 12, 2001, we publicly announced revised lowered expectations of financial results for the quarters ending September 30, 2001 and March 31, 2001, respectively and the fiscal year ending December 31, 2001. Subsequently, the trading price of our common stock declined, which had a substantial negative effect on the value of any investment in such stock. Factors contributing to the volatility of our stock price include:

•	general economic growth or decline;

•	wireless and wireline industry conditions generally and demand for products containing RF components specifically;

•	changes in customer purchasing cycles and component inventory levels;

•	the timing and success of new product and technology introductions by us or our competitors;

•	market acceptance of our products;

•	availability of raw materials, semiconductor wafers and manufacturing capacity or fluctuations in our manufacturing yields;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	changes in our product mix; and

•	changes in the relative percentage of products sold through distributors as compared to direct sales.

Due to the factors discussed above, investors should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance.

Our growth depends on the growth of the infrastructure for wireless and wireline communications. If this market does not grow, or if it grows at a slow rate, demand for our products will fail to grow or diminish.

Our success will depend in large part on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. The semiconductor industry has historically been characterized by wide fluctuations in supply and demand for semiconductor products. From time to time, demand for semiconductor products has decreased, often in connection with, or in anticipation of, major additions of wafer fabrication capacity or maturing product cycles or due to general economic conditions. We cannot assure you that the market for these infrastructure products will grow at all. We continue to observe softness in the wireless and wireline infrastructure markets related to a general economic slowdown, which has impacted our entire segment. In the past, there have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless and wireline infrastructure. These trends have had an adverse effect on our operations and caused us in the past to lower our previously announced expectations for our financial results, which caused the market price of our common stock to decrease.

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

Although softness in the wireless and wireline infrastructure markets has stabilized to some extent recently, if the economic trends described above were to reoccur or such stabilization were to cease, it would likely result in lower or erratic sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of our common stock.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly impacted. For example, in 2001 and 2002 the installation of 2.5G and 3G equipment occurred at a much slower rate than was initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. For example, in 2001 and 2002, the delay in agreement over certain 3G standards contributed to the delay of the installation of 3G equipment worldwide, and contributed to our decision in the fourth quarter of 2001 and 2002 to implement workforce reductions and consolidations of excess facilities resulting in restructuring charges of $2.7 million and $391,000, respectively. These same trends contributed to our decision in the second half of 2001 to record provisions for excess inventories of $4.7 million, charges reducing the value of certain equipment of $1.6 million and recording a valuation allowance of $2.3 million against our net deferred tax assets, and to the impairment of our investment in GCS in the fourth quarter of 2002 requiring a write-down of the investment by $2.9 million.

If delays in adoption of industry standards were to continue or occur, it would likely result in lower sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of our common stock.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may cause a significant delay in our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on three third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs are TRW for Gallium Arsenide, or GaAs, Atmel for Silicon Germanium, or SiGe, and TriQuint Semiconductors for our discrete devices. A majority of our products sold in 2001 and in 2002 were manufactured in GaAs by TRW and SiGe by Atmel. Atmel is currently our sole source supplier for SiGe wafers and has provided us with a commitment for a supply of wafers through September of 2004. The supply agreement with TRW provides us with a commitment for a supply of wafers through December 31, 2004. The loss of one of our third-party wafer fabs, in particular TRW or Atmel, or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, adversely effecting our results of operations.

Nortel Networks has historically supplied us with the wafers used in the production of our NGA line of products. These products are manufactured using a process technology called Indium Gallium Phosphide Heterojunction Bipolar Transistor, or InGaP HBT. The NGA product line consists of seven products. In 2002, we sold approximately $2.2 million of these products, which represented approximately 11% of our sales for that period. Nortel Networks has notified us that they have changed their fabrication process. As a result, Nortel Networks is no longer able to support our products. We transferred the fabrication of the products made at Nortel Networks to Global Communication Semiconductors, Inc., or GCS, who has a comparable fabrication process. GCS is now our sole source for wafers using the InGaP HBT process technology. To date, we have not purchased significant quantities of production wafers from GCS. The unsuccessful or delayed transfer of our products to GCS, or our inability to procure wafers from GCS, could result in our having an insufficient supply of InGaP HBT wafers that meet our specifications in a timely manner. This would impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results.

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

Our customers demand that our products meet stringent quality, performance and reliability standards. RF components such as those we produce may contain undetected defects or flaws when first introduced or after commencement of commercial shipments. We have, from time to time, experienced product quality, performance or reliability problems. In addition, some of our products are manufactured using process technologies that are relatively new and for which long-term field performance data are not available. As a result, defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability. If these failures or defects occur or become significant, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our business.

Our strategic investment in GCS, a privately held semiconductor foundry, could be further impaired or never redeemed, which could have a material adverse impact on our results of operations.

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

We accounted for our investment in GCS under the cost method of accounting in accordance with accounting principles generally accepted in the United States, as our investment represents less than 20% of the voting stock of GCS and we could not exercise significant influence over GCS. The investment in GCS has been classified as a non-current asset on our consolidated balance sheet.

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

We do not package the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with six packagers, substantially all of our net revenues in 2001 and 2002 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly CEI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

Historically, Avnet Electronics Marketing has accounted for a significant portion of our sales. In the second quarter of 2003, sales through Avnet

Electronics Marketing represented 12% of our net revenues. Our contract with Avnet Electronics Marketing does not require them to purchase our products and may be terminated by them at any time without penalty. If Avnet Electronics Marketing fails to successfully market and sell our products, our revenues could be materially and adversely affected. The loss of Avnet Electronics Marketing and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

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

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Anadigics, Anaren, Infineon, M/A-COM, Merrimac, Minicircuits Laboratories, NEC, Remec, RF Micro Devices, Skyworks, TriQuint Semiconductor, WJ Communications and Z-Com. We also compete with communications equipment manufacturers who manufacture RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. We expect increased competition both from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. In addition, many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, communications equipment manufacturers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

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

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933.

A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Our counterclaims against Mini-Circuits include misappropriation of trade secrets, unfair competition and tortious interference with contract. Even though we believe Mini-circuits’ claims to be without merit and we intend to defend the case and prosecute our claims vigorously, if we ultimately are unsuccessful in or settle the case, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

Independent third parties in other countries, primarily in Thailand, Malaysia and the Philippines, package substantially all of our products and two suppliers in Hong Kong provide the majority of the packaging materials used in the production of our components. In addition, we obtain some of our wafers from one supplier located in Germany. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. These risks include:

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

A significant portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Norway and Sweden. International direct sales approximated 43% of our net revenues in 2002 and approximated 54% of our net revenues for the quarter ended June 29, 2003. Based on information available from our distributors, a significant portion of sales through our distributors were sold to international customers in 2002 and the quarter ended June 29, 2003. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

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

Certain products we recently acquired in connection with the Vari-L acquisition are the subject of a patent infringement lawsuit.

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against VL Dissolution Corporation (formerly known as Vari-L Company, Inc.) for infringement of U.S. Patent No. 4,821,007. On November 19, 2002, VL Dissolution Corporation was served with the complaint. Anaren has requested damages in an unspecified amount and attorneys’ fees, costs and expenses. The complaint does not specify which of VL Dissolution’s former products is alleged to infringe the intellectual property of Anaren, nor the exact nature of the alleged infringement. However, Sirenza and VL Dissolution Corporation believe that Anaren’s claim is directed at VL’s former coupler product line, which Sirenza acquired in connection with the asset purchase on May 5, 2003. In connection with the asset purchase, Sirenza agreed to assume the liability for intellectual property infringement associated with certain acquired products. The coupler line is a recently introduced product line and does not account for a significant portion of gross sales from its inception through June 29, 2003. Sirenza, VL Dissolution Corporation and Anaren have entered into discussions regarding the possibility of purchasing a license to the Anaren technology that is alleged to have been infringed. There can be no assurance that such a license will be executed nor this lawsuit settled. Even if entirely successful in defending this lawsuit, the existence of the pending lawsuit could cause potential customers of the coupler product line to delay or cancel purchases. There can be no assurance that the outcome of this matter will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

At June 30, 2003, Sirenza’s cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. Sirenza did not hold any derivative financial instruments. Sirenza’s interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on Sirenza’s cash equivalents, short-term investments and long-term investments. For example, a 1% increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $99,000.

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

Part II.    Other Information

Item 1.    Legal Proceedings

In November 2001, we, various officers and certain underwriters of our initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933.

A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Even though we believe Mini-circuits’ claims to be without merit and we intend to defend the case and assert our claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against VL Dissolution Corporation (formerly known as Vari-L Company, Inc.) for infringement of U.S. Patent No. 4,821,007. On November 19, 2002, VL Dissolution Corporation was served with the complaint. Anaren has requested damages in an unspecified amount and attorneys’ fees, costs and expenses. The complaint does not specify which of VL Dissolution’s former products is alleged to infringe the intellectual property of Anaren, nor the exact nature of the alleged infringement. However, Sirenza and VL Dissolution Corporation believe that Anaren’s claim is directed at VL’s former coupler product line, which Sirenza acquired in connection with the asset purchase on May 5, 2003. In connection with the asset purchase, Sirenza agreed to assume the liability for intellectual property infringement associated with certain acquired products. The coupler line is a recently introduced product line which does not account for a significant portion of gross sales from its inception through June 30, 2003. Sirenza, VL Dissolution Corporation and Anaren have entered into discussions regarding the possibility of purchasing a license to the Anaren technology that is alleged to have been infringed. There can be no assurance that such a license will be executed nor this lawsuit settled. Even if entirely successful in defending this lawsuit, the existence of the pending lawsuit could cause potential customers of the coupler product line to delay or cancel purchases. There can be no assurance that the outcome of this matter will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of June 30, 2003 approximately $42.1 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod and Vari-L and investment in GCS. The remaining $7.7 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 3.    Defaults Upon Senior Securities

None

Item 4:    Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 30, 2003.

(b)	At the Annual Meeting, the stockholders elected John Ocampo as a Class III Director to serve for a term of three years. The terms of office of the Class I Directors, Peter Chung and Robert Van Buskirk, and the Class II Directors, John Bumgarner, Jr. and Casimir Skrzypczak, continued following the Annual Meeting as well.

(c)	The stockholders of the Company voted on the following matters at the Annual Meeting:

1.	the election of one Class III director to serve for a term of three years; and

2.	ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.

Votes were cast for the election of John Ocampo as Class III Director as follows:

	Votes For	Votes Withheld
John Ocampo	26,769,725	384,894

The appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2003 was approved as follows:

Votes For	Votes Against	Abstentions
27,073,947	60,835	19,837

Item 5:    Other Information

None

Item 6:    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, by and among Registrant, Olin Acquisition Corporation, and Vari-L Company, Inc., dated as of December 2, 2002.(1)

2.2	Agreement and Plan of Reorganization, by and among Registrant, Xavier Merger Sub, Inc. and Xemod Incorporated, dated as of August 15, 2002.(2)

3.1	Restated Certificate of Incorporation of Registrant.(3)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”).(4)

3.3	Bylaws of Registrant, as amended, as currently in effect.(5)

4.1	Form of Registrant’s Common Stock certificate.(3)

4.2	Investors’ Rights Agreement, by and among Registrant and the parties named therein, dated as of October 4, 1999.(3)

10.1	First Amendment to Office Building Lease for Mack-Cali Realty, L.P., a Delaware limited partnership (as Landlord) and the registrant (as Tenant) dated as of April 8, 2003.

11.1	Statement regarding computation of per share earnings.(6)

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.
(2)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 25, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(4)	This exhibit is incorporated by reference to the Annual Report on Form 10-K for Sirenza’s fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(5)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(6)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Reports on Form 8-K.

For the quarter ended June 29, 2003, we filed two reports on Form 8-K. Information regarding the items reported on is as follows:

1)	On May 6, 2003, we filed a current report on Form 8-K in which we furnished our press release announcing our quarterly results for the first quarter of 2003.

2)	On May 15, 2003, we filed a current report on Form 8-K to report that we completed the acquisition of substantially all the assets and specified liabilities of Vari-L Company, Inc., a Colorado corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRENZA MICRODEVICES, INC.

DATE: August 13, 2003	/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: August 13, 2003	/s/ Thomas Scannell
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

Date: August 13, 2003

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

Date: August 13, 2003

/s/ Thomas Scannell
Thomas Scannell
Chief Financial Officer