Form 10-Q
period 2003-09-28
SIRENZA MICRODEVICES INC
filed 2003-11-12
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 28, 2003.

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

N/A

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

As of October 26, 2003 there were 33,652,588 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1. Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,385	$12,874
Short-term investments	1,994	8,996
Accounts receivable, net	6,919	1,577
Inventories	6,869	2,719
Loans to Vari-L	—	3,417
Other current assets	1,265	1,184

Total current assets	24,432	30,767
Property and equipment, net	10,293	6,686
Long-term investments	4,014	9,025
Investment in GCS	4,600	4,600
Vari-L acquisition costs	—	1,169
Other assets	1,318	258
Acquisition related intangibles, net	5,960	722
Goodwill	4,172	737

Total assets	$54,789	$53,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,534	$1,714
Accrued expenses	2,434	2,790
Deferred margin on distributor inventory	996	2,028
Accrued restructuring	1,009	1,853
Capital lease obligations, current portion	122	459

Total current liabilities	9,095	8,844
Capital lease obligations	73	143

Commitments and contigencies

Stockholders’ equity
Common stock	34	30
Additional paid-in capital	134,065	129,104
Deferred stock compensation	(152)	(772)
Treasury stock, at cost	(165)	(165)
Accumulated deficit	(88,161)	(83,220)

Total stockholders’ equity	45,621	44,977

Total liabilities and stockholders’ equity	$54,789	$53,964

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$10,358	$5,206	$25,215	$14,939
Cost of revenues:
Cost of product revenues	5,728	2,401	13,319	6,022
Amortization of deferred stock compensation	22	48	68	110

Total cost of revenues	5,750	2,449	13,387	6,132

Gross profit	4,608	2,757	11,828	8,807
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $10, $54, $65 and $161 for the three and nine months ended September 30, 2003 and three and nine months ended September 30, 2002, respectively)	2,348	1,889	6,220	4,945
Sales and marketing (exclusive of amortization of deferred stock compensation of $43, $130, $75 and $195 for the three and nine months ended September 30, 2003 and three and nine months ended September 30, 2002, respectively)	1,590	1,244	4,572	3,675
General and administrative (exclusive of amortization of deferred stock compensation of $74, $230, $125 and $325 for the three and nine months ended September 30, 2003 and three and nine months ended September 30, 2002, respectively)	1,669	1,241	4,694	3,622
Amortization of deferred stock compensation	127	265	414	681
Amortization of acquisition related intangible assets	431	—	782	—
In-process research and development	—	2,200	—	2,200
Restructuring	—	(112)	434	(112)

Total operating expenses	6,165	6,727	17,116	15,011

Loss from operations	(1,557)	(3,970)	(5,288)	(6,204)
Interest expense	8	13	31	48
Interest and other income, net	89	245	378	789

Loss before taxes	(1,476)	(3,738)	(4,941)	(5,463)
Provision for income taxes	—	—	—	—

Net loss	$(1,476)	$(3,738)	$(4,941)	$(5,463)

Basic and diluted net loss per share	$(0.04)	$(0.13)	$(0.15)	$(0.18)

Shares used to compute basic and diluted net loss per share	33,541	29,869	31,889	29,837

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net loss	$(4,941)	$(5,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,459	2,136
Amortization of deferred stock compensation	482	791
Retirement of property and equipment	—	56
Gain on the sale of property and equipment	(112)	—
In-process research and development	—	2,200
Changes in operating assets and liabilities:
Accounts receivable	(3,140)	(519)
Inventories	(2,132)	(208)
Other assets	55	(138)
Accounts payable	1,713	348
Accrued expenses	(327)	56
Accrued restructuring	(844)	(632)
Deferred margin on distributor inventory	(1,032)	(1,596)

Net cash used in operating activities	(6,819)	(2,969)
Investing Activities
Sales/maturities of available-for-sale securities, net	12,013	1,551
Purchases of property and equipment	(2,225)	(363)
Proceeds from the sale of property and equipment	112	—
Purchase of Xemod, net of cash received	28	(4,720)
Purchase of Vari-L, net of amounts accrued	(7,556)	—
Increase in restricted cash	(1,100)	—
Investment in GCS	—	(6,126)

Net cash provided by (used in) investing activities	1,272	(9,658)
Financing Activities
Principal payments on capital lease obligations	(414)	(574)
Purchase of treasury shares	—	(165)
Proceeds from employee stock plans	472	436

Net cash provided by (used in) financing activities	58	(303)
Decrease in cash and cash equivalents	(5,489)	(12,930)
Cash and cash equivalents at beginning of period	12,874	15,208

Cash and cash equivalents at end of period	$7,385	$2,278

Supplemental disclosures of noncash investing and financing activities
Conversion of GCS loan receivable	$—	$1,374
Forfeiture of deferred stock compensation	$138
Common stock issued in connection with Vari-L acquisition	$4,654
Assumption of Vari-L loans receivable	$3,417

See accompanying notes.

Sirenza Microdevices, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

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

The Company operates on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. The Company’s third quarter of fiscal year 2003 ended on September 28, 2003. The Company’s third quarter of fiscal year 2002 ended on September 29, 2002. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter’s calendar month end for convenience.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss—as reported	$(1,476)	$(3,738)	$(4,941)	$(5,463)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported	149	313	482	791
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(1,448)	(1,896)	(4,221)	(5,938)

Pro forma net loss	$(2,775)	$(5,321)	$(8,680)	$(10,610)

Loss per share:
Basic and diluted—as reported	$(0.04)	$(0.13)	$(0.15)	$(0.18)

Basic and diluted—pro forma	$(0.08)	$(0.18)	$(0.27)	$(0.36)

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

Note 2:    Business Combinations

Acquisition of Vari-L

On May 5, 2003, the Company acquired substantially all of the assets of Vari-L Company, Inc. (Vari-L) and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of the Company’s common stock, valued at approximately $4.7 million, approximately $9.1 million in cash and incurred $2.4 million in estimated direct transaction costs for a preliminary aggregate purchase price of $16.2 million. The fair value of the Company’s common stock issued in connection with the Vari-L acquisition was calculated in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and was derived using an average market price per share of Sirenza common stock of $1.43, which was based on an average of the closing prices for a range of three trading days (April 30, 2003, May 1, 2003 and May 2, 2003) prior to the closing date of the acquisition. Of the $9.1 million in cash, approximately $3.8 million was paid to Vari-L at closing and $5.3 million related to loans the Company made to Vari-L prior to the closing of the business combination. All of the $5.3 million of Vari-L loans, which included $3.4 million of Vari-L loans outstanding on the Company’s balance sheet as of December 31, 2002, have been included in the calculation of the preliminary purchase price of Vari-L. The Company’s results of operations include the effect of Vari-L subsequent to May 5, 2003, the date the acquisition closed. Vari-L was a designer and manufacturer of radio frequency (RF) and microwave components and devices for use in wireless communications. The acquisition is intended to strengthen the Company’s product portfolio of RF components, in particular, signal source processing and aerospace and defense products and enable the Company to achieve significant cost synergies in the highly competitive wireless communication RF component industry.

Sirenza Microdevices, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

In accordance with Statement of Financial Accounting Standards No. 141, “Business combinations” (FAS 141), the Company allocated the purchase price of its acquisition of Vari-L to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values has been recorded as goodwill. The fair value assigned to intangible assets acquired was determined through established valuation techniques using estimates made by management. The goodwill resulting from this acquisition has been assigned to the Signal Source Division for segment reporting purposes and is not expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and other intangible assets” (FAS 142), goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically, on at least an annual basis, for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

The allocation of the purchase price is preliminary until finalization of all direct transaction costs and pre-acquisition contingencies. Although the Company does not anticipate direct transaction costs or pre-acquisition contingency costs to be materially different from amounts paid and accrued, the total purchase consideration and purchase price allocation is subject to change based on the actual amount of direct transaction costs.

The preliminary total purchase price of approximately $16.2 million has been allocated as follows (in thousands):

Accounts receivable	$2,202
Inventory	2,018
Prepaid and other current assets	96
Property, plant and equipment	3,660
Amortizable intangible assets:
Developed product technology	4,840
Customer relationships	870
Committed customer backlog	310
Goodwill	3,464
Accounts payable	(817)
Accrued liabilities	(483)
Capital lease obligations	(7)

Total purchase price	$16,153

Amortizable intangible assets

Of the total purchase price, approximately $6.0 million has been allocated to amortizable intangible assets including developed product technology ($4.8 million), customer relationships ($870,000) and committed customer backlog ($310,000). Developed product technology consists of commercial signal source component voltage-controlled oscillators (VCOs) and phase locked loop synthesizers (PLLs), aerospace and defense components and other technology, all of which are technologically feasible. Vari-L’s technology is designed for RF signal processing in the wireless communications market. This developed product technology is intended to strengthen the Company’s product portfolio of RF components. The Company is amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months.

Customer relationships represent Vari-L’s relationships with original equipment manufactures (OEMs) and contract manufacturers of communications equipment in the wireless communications commercial and military markets. The Company is amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months, which represents the estimated useful life of the customer relationships.

Committed customer backlog represents outstanding purchase orders placed by Vari-L’s customers that are expected to be shipped and collected during the 12 months immediately subsequent to the closing date of the acquisition. The Company is amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months.

The Company recorded amortization of acquisition-related intangible assets of $431,000 and $782,000 in the three and nine-month periods ended September 30, 2003, which included amortization of acquisition-related intangible assets associated with the Company’s acquisition of Xemod Incorporated in September 2002.

The Company’s acquisition-related intangible assets associated with completed acquisitions at September 30, 2003 and December 31, 2002 were as follows:

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
	($ in thousands)
Amortizable acquisition-related intangible assets:
Patented Core Technology	700	167	533
Internal Use Software	70	23	47
Developed Product Technology	4,840	375	4,465
Customer Relationship	870	136	734
Comitted Customer Backlog	310	129	181

	6,790	830	5,960

Sirenza Microdevices, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net
	($ in thousands)
Amortizable acquisition-related intangible assets:
Patented Core Technology	700	42	658
Internal Use Software	70	6	64

	770	48	722

As of September 30, 2003, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2003 (remaining 3 months)	$431
2004	1,518
2005	1,393
2006	999
2007	922
Thereafter	697

Total estimated amortization expense	$5,960

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

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company, Vari-L and Xemod as if the acquisitions had occurred on January 1, 2002. The reported results for the three and nine-month periods ended September 30, 2003 include the results of Vari-L subsequent to May 5, 2003 (the acquisition date). Adjustments of $0, $513,000, $432,000 and $1.3 million have been made to the combined results of operations for the three and nine-month periods ended September 30, 2003 and 2002, respectively, reflecting amortization of acquisition-related intangible assets, as if the acquisition had occurred on January 1, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net revenues	$10,358	$9,603	$30,835	$30,558
Loss before extraordinary item and cumulative effect of change in accounting principle	(1,476)	(7,871)	(8,052)	(17,333)
Net loss	(1,476)	(7,871)	(8,052)	(17,333)
Basic net loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.04)	$(0.24)	$(0.24)	$(0.52)
Net loss	$(0.04)	$(0.24)	$(0.24)	$(0.52)

The unaudited pro forma information above includes the effects of the acquisition of Xemod by Sirenza for the three and nine-month periods ended September 30,

Sirenza Microdevices, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

2002, as if the acquisition occurred on January 1, 2002. The Company completed its acquisition of Xemod on September 11, 2002. Excluding the pro forma effects of the acquisition of Xemod by Sirenza, pro forma net revenues would have totaled $9.2 million and $29.0 million for the three and nine-month periods ended September 30, 2002, pro forma net loss would have totaled $6.4 million and $13.5 million for the three and nine-month periods ended September 30, 2002, and pro forma basic net loss per share would have totaled $0.19 and $0.41 for the three and nine-month periods ended September 30, 2002.

The unaudited pro forma financial information above includes the following material charges: restructuring charges of $434,000 in the nine-month period ended September 30, 2003, Vari-L expenses related to workforce reductions of $566,000 in the nine-month period ended September 30, 2003, Vari-L expenses relating to accounting restatements and related legal matters, net of recoveries, of $45,000 and $1.8 million in the nine-month periods ended September 30, 2003 and 2002, respectively, Vari-L proceeds from the sale of life insurance contracts of $368,000 in the nine-month period ended September 30, 2003, Xemod acquired in-process research and development charges of $2.2 million in the three and nine-month periods ended September 30, 2002, respectively and a Sirenza restructuring liability adjustment of $112,000 in the three and nine-month periods ended September 30, 2002.

Note 3:    Goodwill

The changes in the carrying amount of goodwill during the first nine months of 2003 are as follows:

	Amplifier Division	Signal Source Division	Total
Balance as of January 1, 2003	737	—	737
Goodwill acquired during the period	—	3,464	3,464
Adjustments to goodwill	(29)	—	(29)

Balance as of September 30, 2003	708	3,464	4,172

We perform our goodwill impairment analysis at the operating segment level (see Note 9) as defined in FAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.

We conducted our 2003 annual goodwill impairment analysis in the third quarter of 2003 and no goodwill impairment was indicated.

Note 4:    Inventories

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

In the first, second and third quarters of 2003, the Company sold inventory products with an original cost of $439,000, $394,000 and $340,000, respectively, that had been previously written-down. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. For example, had this inventory been valued at its original cost when sold, the Company’s gross margin would have been 41% instead of 44%, as reported, for the three months ended September 30, 2003. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of reserves, are as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Inventories:
Raw materials	$2,238	$295
Work-in-process	2,861	1,221
Finished goods	1,770	1,203

Total	$6,869	$2,719

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

Sirenza Microdevices, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

In the fourth quarter of 2002, the Company determined that an other than temporary decline in value of its investment had occurred. Accordingly, the Company recorded a charge of $2.9 million to reduce the carrying value of its investment to the estimated fair value. The fair value has been estimated by management and may not be reflective of the value in a third party financing event. As of September 30, 2003, the Company had determined that its investment in GCS had not experienced any further other than temporary decline in value.

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

Note 6:    Restructuring Activities

2003 Restructuring Activities

In connection with the acquisition of Vari-L, the resulting new strategic focus of Sirenza and a new management structure, the Company incurred a restructuring charge of approximately $1.0 million in the second quarter of 2003, primarily related to a workforce reduction and costs of exiting excess facilities. All excess facilities were exited prior to June 30, 2003. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed the Company to a plan of employee termination and exiting of excess facilities, which included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits. These costs are accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146).

The $1.0 million restructuring charge consisted almost entirely of severance and fringe benefits and $8,000 of costs of exiting excess facilities. This charge is reflected on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2003 as “Restructuring” and is net of a 2001 restructuring liability adjustment of $596,000 (see 2001 Restructuring Activities below).

The $1.0 million of severance and fringe benefits resulted from 50 employees that were terminated. All of these employees were terminated as of September 30, 2003. Of the 50 terminations, 22 were engaged in manufacturing activities, 12 were engaged in research and development activities, five were engaged in sales and marketing activities and 11 were engaged in general and administrative activities. In addition, of the 50 terminations, 41 were from sites located in the United States and nine were from the Company’s Canadian design center. None of the employees terminated were required to render service until their respective dates of termination in order to receive their termination benefits.

The workforce reductions began in the second quarter of 2003 and were completed in the third quarter of 2003. Approximately $481,000 and $358,000 of the severance and fringe benefits were paid in the second and third quarters of 2003, respectively. Of the remaining $183,000 of cash expenditures related to the severance and fringe benefits, $32,000 is expected to be paid in the fourth quarter of 2003 and $151,000 is expected to be paid in the first quarter of 2004.

The $8,000 of costs of exiting excess facilities related to noncancelable lease costs for the Company’s Canadian design center. The Company estimated the fair value of the cost for exiting excess facilities based on the remaining contractual lease payments, reduced by estimated sublease rentals at the cease-use date, or April 30, 2003.

The following table summarizes the activity related to the Company’s 2003 accrued restructuring balance during the third quarter of 2003 (in thousands):

	Accrued Restructuring Balance at June 30, 2003	Cash Payments	Accrued Restructuring Balance at September 30, 2003
Worldwide workforce reduction	$541	$(358)	$183
Lease commitments	7	—	7

	$548	$(358)	$190

The following table summarizes the Company’s 2003 restructuring costs and activities through September 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Accrued Restructuring Balance at September 30, 2003
Worldwide workforce reduction	$1,022	$(839)	$183
Lease commitments	8	(1)	7

	$1,030	$(840)	$190

Sirenza Microdevices, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

In February 2003, the Company began subleasing the facility that was exited as part of the restructuring related to the acquisition of Xemod. The Company expects to receive a total of $122,000 over the remaining term of the lease, which expires in February 2005, from its sublessee. Accordingly, the Company reduced its accrued restructuring liability and goodwill by this amount as of December 31, 2002. Any further changes to the estimates of costs associated with executing the currently approved plans of restructuring for the Xemod organization will be recorded as an increase or decrease to income.

The following table summarizes the activity related to the Company’s acquisition related accrued restructuring balance during the third quarter of 2003 (in thousands):

	Accrued Restructuring Balance at June 30, 2003	Cash Payments	Accrued Restructuring Balance at September 30, 2003
Lease commitments	$156	$(23)	$133

	$156	$(23)	$133

The following table summarizes the Company’s acquisition related restructuring costs and activities through September 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non - cash Charges	Accrued Restructuring Balance at September 30, 2003
Severance	$28	$(28)	$—	$—
Duplicative facilities	365	(110)	(122)	$133

	$393	$(138)	$(122)	$133

The cash expenditures relating to the duplicative facility lease commitments are expected to be paid over the term of the lease through 2005.

2002 Restructuring Activities

As a result of the continued softness in the wireless telecommunications industry, the Company revised its cost structure in the fourth quarter of 2002 and incurred a restructuring charge of $391,000 related to a workforce reduction and exiting excess facilities. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed the Company to a plan of employee termination and consolidation of excess facilities, which included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits. These costs are accounted for under EITF 94-3, “ Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

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

Sirenza Microdevices, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The following table summarizes the activity related to the Company’s 2002 accrued restructuring balance during the third quarter of 2003 (in thousands):

	Accrued Restructuring Balance at June 30, 2003	Cash Payments	Accrued Restructuring Balance at September 30, 2003
Lease commitments	$225	$(22)	$203

	$225	$(22)	$203

The following table summarizes the Company’s 2002 restructuring costs and activities through September 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Accrued Restructuring Balance at September 30, 2003
Severance	$120	$(120)	$—
Duplicative facilities	271	(68)	$203

	$391	$(188)	$203

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2005.

2001 Restructuring Activities

In 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by the Company’s customers and efforts to lower their component inventory levels. These actions by the Company’s customers resulted in a slowdown in shipments and a reduction in visibility regarding future sales and caused the Company to revise its cost structure given the then revised revenue levels. As a result, in the fourth quarter of 2001, the Company incurred a restructuring charge of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed the Company to a plan of termination and consolidation of excess facilities, which included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

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

In addition, in the second quarter of 2003, the Company reoccupied one of its excess facilities as a result of the acquisition of Vari-L and relocation of its Sunnyvale, CA manufacturing facility to Broomfield, CO, and determined that $596,000 of its 2001 restructuring liability accrual was no longer necessary as of June 30, 2003. As a result, the Company adjusted its restructuring liability accordingly. The $596,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

The following table summarizes the activity related to the Company’s 2001 accrued restructuring balance during the third quarter of 2003 (in thousands):

	Accrued Restructuring Balance at June 30, 2003	Cash Payments	Accrued Restructuring Balance at September 30, 2003
Lease commitments	$526	$(43)	$483

	$526	$(43)	$483

Sirenza Microdevices, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The following table summarizes the Company’s 2001 restructuring costs and activities through September 30, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non- cash Charges	Accrued Restructuring Balance at September 30, 2003
Worldwide workforce reduction	$481	$(464)	$(17)	$—
Lease commitments	2,189	(1,015)	(691)	$483

	$2,670	$(1,479)	$(708)	$483

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,476)	$(3,738)	$(4,941)	$(5,463)

Weighted average common shares outstanding	33,541	29,869	31,889	29,837

Net loss per share	$(0.04)	$(0.13)	$(0.15)	$(0.18)

The effect of options to purchase 5,207,707 and 2,289,282 shares of Common Stock at average exercise prices of $1.76 and $2.20 for the three and nine months ended September 30, 2003 and September 30, 2002, respectively, has not been included in the computation of diluted net loss per share as their effect would be antidilutive.

Note 8:    Comprehensive Income (Loss)

The Company’s comprehensive net loss was the same as its net loss for the three and nine months ended September 30, 2003 and September 30, 2002.

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

From 2000 to 2001, the Company operated under two business segments organized around channels to market: the Standard Products segment and the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, the Company reorganized to focus on end markets. As a result of this reorganization, the Company operated in three business segments: the Wireless Applications business area, the Wireline Applications business area and the Terminals business area. As a result of the acquisition of Xemod, the Company added one additional segment, the Integrated Power Products business area. With the acquisition of Vari-L, the Company reorganized along product type. The Company now operates in two business segments. First is the Amplifier Division. This business segment consists of our amplifier, power amplifier, power module and discrete product lines. Second, is the Signal Source Division. This business segment consists of our signal processing and aerospace and defense product lines. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment.

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, general and administrative expenses, amortization of deferred stock compensation, amortization of acquisition related intangible assets, acquired in-process research and development charges, restructuring charges, interest income and other, net, interest expense, and the provision for income taxes, as the aforementioned items are not allocated for purposes of the CODM’s reportable segment review. Assets and liabilities are not discretely reviewed by the CODM.

	Amplifier Division	Signal Source Division	Total Segments	Non- Segment Items	Total Company
	In 000’s
For the three months ended September 30, 2003
Net revenues from external customers	$5,402	$4,956	$10,358	$—	$10,358
Operating income (loss)	$1,148	$1,063	$2,211	$(3,768)	$(1,557)
For the nine months ended September 30, 2003
Net revenues from external customers	$17,239	$7,976	$25,215	$—	$25,215
Operating income (loss)	$(720)	$318	$(402)	$(4,886)	$(5,288)
For the three months ended September 30, 2002
Net revenues from external customers	$5,191	$15	$5,206	$—	$5,206
Operating income (loss)	$(1,580)	$11	$(1,569)	$(2,401)	$(3,970)
For the nine months ended September 30, 2002
Net revenues from external customers	$14,906	$33	$14,939	$—	$14,939
Operating income (loss)	$(3,349)	$24	$(3,325)	$(2,879)	$(6,204)

Sirenza Microdevices, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The segment information above has been restated to reflect the change in the number of the Company’s segments from four to two in the second quarter of 2003. As noted above, the Signal Source Division was established as a result of the acquisition of Vari-L and primarily includes the revenues and operating income (loss) attributable to Vari-L and only a small portion of the revenues and operating income (loss) that was previously included in the Company’s other segments.

Note 10:    Contingency

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

Note 11:    Realignment of Distribution Channel Partners

In the second quarter of 2003, the Company realigned its worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, the Company terminated its existing distribution agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with Acal, plc, (Acal), a leading value-added distributor with operations in Europe. Sales through Richardson Electronics Laboratories represented approximately 19% of net revenues in the second quarter of 2003, 33% of net revenues in the first quarter of 2003, 37% of net revenues in 2002 and 39% of net revenues in 2001. In addition, in the second quarter of 2003 Richardson Electronics Laboratories completed its return of unsold inventory products for which it had already paid, resulting in a net liability to the Company $475,000. This amount is reflected in accounts payable on the Company’s September 30, 2003 balance sheet. Due to our accounting policy related to distributor revenue accounting, no revenue had been recognized on the inventory products returned by Richardson Electronics Laboratories.

In the third quarter of 2003, the Company entered into North American sales distribution agreements with two distributors, Nu Horizons and RFMW.

The Company intends to sell substantially all of the of inventory returned by Richardson Electronics Laboratories to its other distributors, Avnet Electronics Marketing, Acal, Nu Horizons and RFMW, as well as through the Company’s direct sales channels.

Note 12:    Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires all investors with majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest or the equity invested is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. In the fourth quarter of 2003 the FASB agreed to a broad-based deferral of the effective date of FIN 46 for public companies until the end of periods ending after December 15, 2003.

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

Valuation of Goodwill:    We conduct our review of goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FAS 142. The provisions of FAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. We estimate the fair value of each of our reporting units based on an approach that takes into account our then forecasted discounted cash flows, our market capitalization and market multiples of revenue for comparable companies in our industry. Our fair value approach involves a significant amount of judgment, particularly with respect to the assumptions used in our discounted cash flows and to a lesser extent, the selection of comparable companies used in our market multiple of revenue analysis. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

We conducted our 2003 annual goodwill impairment analysis in the third quarter of 2003. We concluded that we did not have any impairment of goodwill based on our then forecasted discounted cash flows, our market capitalization and market multiples of revenue of comparable companies in our industry

Valuation of LongLived Assets and Intangible Assets:    Sirenza records impairment charges for long-lived assets and intangible assets with finite useful lives when impairment indicators exist and the related undiscounted future cash flows and fair values are less than the carrying value of such assets, as was the case in 2001 when Sirenza recorded $315,000 of impairment charges on long-lived assets. Future adverse changes in market conditions or changes in the estimated useful life of Sirenza’s long-lived assets or intangible assets with finite useful lives could result in new impairment indicators, thereby possibly resulting in impairment charges in the future.

Excess and Obsolete Inventories:    Sirenza records provisions for excess inventories based on levels of inventory exceeding the forecasted demand of such products within specific time horizons. Sirenza forecasts demand for specific products based on the number of products it expects to sell, with such assumptions dependent on its assessment of market conditions and current and expected orders from its customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases based on Sirenza’s estimates or if inventory levels increase disproportionately to forecasted demand, additional inventory write-downs may be required, as was the case in 2001 when Sirenza recorded additional provisions for excess inventories of $7.8 million. Likewise, if Sirenza ultimately sells inventories that were previously written-down, Sirenza would reduce the previously recorded excess inventory provisions which would have a positive impact on Sirenza’s cost of revenues, gross margin and operating results, as was the case in 2002 and in the first, second and third quarters of 2003, when Sirenza sold a total of $2.6 million, $439,000, $394,000 and $340,000, respectively, of previously written-down inventory products.

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

Valuation of Deferred Tax Assets:    Sirenza records a valuation allowance to reduce its deferred tax assets to the amount that management believes is more likely than not to be realized. Each quarter management evaluates the required criteria necessary to support deferred tax assets, including recoverable income taxes and sources of future taxable income, and adjusts the valuation allowance accordingly. Increases or decreases in the valuation allowance serve to increase or decrease Sirenza’s income tax expense in the period such adjustments are recorded. Due to current and continuing uncertain economic conditions in Sirenza’s industry, management believes that as of September 30, 2003, it is more likely than not that Sirenza’s deferred tax assets will not be realized, and no net deferred tax assets are recorded on Sirenza’s balance sheet as of that date. Management will continue to evaluate the need for a valuation allowance in subsequent quarters. If it is subsequently determined that some or all or Sirenza’s deferred tax assets will more likely than not be realized, Sirenza will reduce Sirenza’s valuation allowance in the quarter such determination is made.

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

Restructuring Charges:    Sirenza recorded restructuring charges of $2.7 million in the fourth quarter of 2001, $393,000, as an increase to goodwill, in the third quarter of 2002, and $391,000 in the fourth quarter of 2002. Sirenza has assumed it would not sublease any of its excess facilities through the end of the respective lease term. In the event that Sirenza subleases any of these excess facilities, an adjustment to Sirenza’s restructuring accrual would be charged to income in the period such a sublease occurred. As of September 30, 2003, Sirenza subleased one of its excess facilities and reduced its restructuring liability accordingly. For more information related to Sirenza’s restructuring activities, see Note 6 of Notes to Condensed Consolidated Financial Statements.

Distributor Revenue Accounting:    Sirenza recognizes revenues on sales to its distributors at the time its products are sold by its distributors to their third party customers. At the end of each month, Sirenza defers both the sale and related cost of sale on any product that has not been sold to an end customer. Sirenza records the deferral of the sale on any unsold inventory products at its distributors as a liability and records the deferral of the related cost of sale as a contra liability, the net of which is presented on Sirenza’s balance sheet as “Deferred margin on distributor inventory”. Sirenza receives reports from its distributors indicating the sales value of inventory being held on behalf of Sirenza, which is reconciled to Sirenza’s estimate of the sales value of inventory being held on behalf of Sirenza, considering in-transit inventory to and from Sirenza’s distributors, pricing adjustments and timing differences.

Overview

Sirenza is a leading designer of high performance RF components for communications equipment manufacturers. Sirenza’s products are used primarily in wireless communications equipment to enable and enhance the transmission and reception of voice and data signals. Sirenza’s products are also used in wireless, aerospace and defense, broadband wireline, and terminal applications.

On September 11, 2002, Sirenza acquired Xemod Incorporated, a California corporation and a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. Sirenza’s results of operations include the effect of Xemod from September 11, 2002, the date the acquisition closed. The purchase price was approximately $4.9 million in cash and accrued transaction costs. The acquisition is intended to strengthen Sirenza’s product portfolio of RF components, in particular, high power amplifier products.

On May 5, 2003, Sirenza acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of Sirenza common stock, valued at approximately $4.7 million, approximately $9.1 million in cash and incurred $2.4 million in estimated direct transaction costs for a preliminary aggregate purchase price of $16.2 million. The fair value of Sirenza common stock issued in connection with the Vari-L acquisition was derived using an average market price per share of Sirenza common stock of $1.43, which was based on an average of the closing prices for a range of three trading days (April 30, 2003, May 1, 2003 and May 2, 2003) prior to the closing date of the acquisition. Of the $9.1 million in cash, approximately $3.8 million was paid to Vari-L at closing and $5.3 million related to loans Sirenza made to Vari-L prior to the closing of the business combination. All of the $5.3 million of Vari-L loans, which included $3.4 million of Vari-L loans outstanding on Sirenza’s balance sheet as of December 31, 2002, have been included in the calculation of the estimated purchase price of Vari-L. Sirenza’s results of operations include the effect of Vari-L subsequent to May 5, 2003, the date the acquisition closed. The acquisition is intended to strengthen Sirenza’s product portfolio of RF components, in particular, signal source processing and aerospace and defense products and enable Sirenza to achieve significant cost synergies in the highly competitive wireless communication RF component industry.

As a result of the acquisition of Vari-L, Sirenza relocated its corporate headquarters from Sunnyvale, CA to Broomfield, CO. In addition, Sirenza relocated its manufacturing facilities in Sunnyvale, CA and Denver, CO to Broomfield, CO. The relocation of these manufacturing facilities was completed as of June 30, 2003. Sirenza also completed the relocation of its Tempe, AZ manufacturing facility to Broomfield, CO in the third quarter of 2003.

From 2000 to 2001, Sirenza operated under two business segments organized around channels to market: the Standard Products segment and the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, Sirenza reorganized to focus on end markets. As a result of this reorganization, Sirenza operated in three business segments: the Wireless Applications business area, the Wireline Applications business area and the Terminals business area. As a result of the acquisition of Xemod, Sirenza added one additional segment, the Integrated Power Products business area. With the acquisition of Vari-L, Sirenza reorganized along product type. Sirenza now operates in two business segments. First is the Amplifier Division. This business segment consists of our amplifier, power amplifier, power module and discrete product lines. Second, is the Signal Source Division. This business segment consists of our signal processing and aerospace and defense product lines.

Sirenza sells its products worldwide through a direct sales force and distributors based in the U.S. and Europe. Sirenza’s distributors sell our products to a large number of end customers. Sirenza’s products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by Sirenza’s distributors or Sirenza directly.

Historically, a significant amount of Sirenza’s net revenues have been derived from sales to a limited number of customers, including Sirenza’s distributors. Sirenza anticipates that sales to a limited number of its large wireless infrastructure OEM customers and their contract manufacturers will account for a significant portion of Sirenza’s net revenues in the near term. In addition, Sirenza anticipates that two of its distributors, which are also sales representatives, will account for a significant portion of its net revenues in the near term.

Historically, a significant amount of Sirenza’s net revenues have been derived from sales to direct customers located outside of the United States. In addition, a significant portion of Sirenza’s distributors’ end sales are made to their customers located outside of the United States. Sirenza anticipates that sales to its direct customers and sales by its distributors to their end customers located outside of the United States will continue to account for a significant portion of its net revenues in the near term.

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

Cost of revenues consists primarily of the costs of wafers from Sirenza’s third-party wafer fabs, costs of raw material components from multiple third-party vendors, costs of packaging performed by third-party vendors, costs of testing, costs associated with procurement, production control, quality assurance, reliability and manufacturing engineering. For the significant majority of Sirenza’s amplifier, power amplifier and discrete products, Sirenza subcontracts its wafer manufacturing and packaging and then performs final testing and tape and reel assembly at Sirenza’s manufacturing facility. For the significant majority of Sirenza’s power module, signal processing and aerospace and defense products, Sirenza manufactures, assembles and tests its products at its manufacturing facility. Sirenza continues to explore the outsourcing of a portion of its manufacturing operations. Sirenza intends to begin the outsourcing of a portion of its manufacturing operations once unit volumes increase to a level that makes outsourcing economically attractive to subcontractors.

Sirenza’s gross margin can be influenced by a number of factors, including, but not limited to, product type in which the product is sold, channel through which the product is sold, the date of introduction of the product, the efficiency and effectiveness of our manufacturing operations and inventory adjustments.

Historically, the gross margin on sales through Sirenza’s distributors have been higher than the gross margin on sales to Sirenza’s direct customers. Also, the gross margin on sales of Sirenza’s newer products is typically higher than the gross margin on sales of Sirenza’s older products. Additionally, the gross margin on sales to Sirenza’s large wireless infrastructure OEMs is typically lower than the gross margin on sales to Sirenza’s other customers, as a result of volume discounts given to our large wireless infrastructure OEM customers.

Sirenza’s gross margin percentage is currently lower in periods when sales of Sirenza’s Signal Source Division products represents a higher percentage of total net revenues. Likewise, in periods in which sales of Sirenza’s amplifier Division products represents a higher percentage of total net revenues, Sirenza’s gross margin percentages are likely to be higher.

Sirenza’s gross margin is traditionally lower in periods with less volume and higher in periods with high volume. Sirenza values inventories at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. In periods in which volumes are low, Sirenza’s fixed manufacturing overhead costs are allocated to fewer units, thereby decreasing Sirenza’s gross margin when those products are sold. Likewise, in periods in which volumes are high, Sirenza’s fixed manufacturing overhead costs are allocated to more units, thereby increasing Sirenza’s gross margin when those products are sold.

In addition, Sirenza’s cost of revenues and gross margins may be negatively influenced by provisions for excess inventories, as was the case in 2001 when Sirenza recorded provisions for excess inventories of $7.8 million, and positively influenced by the sale of previously written-down inventory products, as was the case in 2002 and in the first, second and third quarters of 2003 when Sirenza sold $2.6 million, $439,000, $394,000 and $340,000 of previously written-down inventory products, respectively.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza amplifier and discrete products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Nine Months Ended September 30,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written-Down Inventories with no Associated Cost of Revenues	Dispositions of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2003	$168	$(1,173)	$9	$4,840
2002	$273	$(1,855)	$266	$7,177

The $4.8 million of written-down inventories at September’ 30, 2003 relates to a large number of Sirenza’s amplifier products within a few product lines, at all stages of inventory completion. Sirenza will ultimately dispose of written-down inventories by either selling such products or scrapping them. Sirenza currently expects to continue to sell written-down inventory products in 2003, however, not at the level experienced in 2002, although no assurance can be given in this regard. Similarly, Sirenza anticipates that it will scrap additional written-down inventories in the near term. The sales of written-down inventories in the nine months ended September 30, 2003 had a positive impact on Sirenza’s gross margin. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin for the nine months ended September 30, 2003 would have been 42% instead of 47%, as reported.

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

In the three months ended September 30, 2003, Circuit Electronic Industries Public Co., Ltd., or CEI and Unisem packaged a significant majority of Sirenza’s amplifier, power amplifier and discrete products. Although Sirenza utilized two additional packaging subcontractors in the third quarter of 2003, Sirenza anticipates that CEI and Unisem will continue to account for a significant amount of its amplifier, power amplifier and discrete packaging in the near future.

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

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002

Net Revenues

Net revenues increased to $10.4 million for the three months ended September 30, 2003 from $5.2 million for the three months ended September 30, 2002. This increase was primarily the result of the acquisition of Vari-L, which closed on May 5, 2003. Net revenues attributable to our Signal Source Division, which consists primarily of historical Vari-L products, totaled $5.0 million for the three months ended September 30, 2003 compared to $15,000 for the three months ended September 30, 2002. In addition, demand from our large wireless infrastructure OEMs increased for Sirenza’s products. Sirenza attributes a large portion of the increase to its world-wide customer sales support capabilities added in the second half of 2002 when Sirenza established a sales office in Stockholm, Sweden, and a customer support office in Shenzhen, China.

Sales to Sirenza’s direct customers totaled $8.4 million, or 81% of net revenues for the three months ended September 30, 2003. Sales to Sirenza’s direct customers totaled $2.5 million, or 48% of net revenues for the three months ended September 30, 2002. The increase in direct net revenues is primarily attributable to an increase in sales of our Signal Source Division products, which are primarily to our direct customers, and as a result of increased demand from our large wireless infrastructure OEMs.

Sales through Sirenza’s distributors totaled $2.0 million, or 19% of net revenues for the three months ended September 30, 2003 compared to $2.7 million, or 52% of net revenues for the three months ended September 30, 2002. The decrease in distribution net revenues is primarily attributable to the realignment of Sirenza’s distribution channel partners, in particular the transition from Richardson Electronics Laboratories to Acal, Nu Horizons and RFMW. In the second quarter of 2003, Sirenza realigned its worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, the Company terminated its existing distribution agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with Acal, plc, (Acal), a leading value-added distributor with operations in Europe. Additionally, in the third quarter of 2003, the Company entered into North American sales distribution agreements with two distributors, Nu Horizons and RFMW. Sirenza expects that sales through its distributors will increase in the near term.

Sales to customers located in the United States represented approximately 40% of net revenues in the three months ended September 30, 2003 compared to 55% of net revenues in the three months ended September 30, 2002. Sales to customers located outside of the United States represented 60% of net revenues in the three months ended September 30, 2003 compared to 45% of net revenues in the three months ended September 30, 2002.

Sales to one large wireless infrastructure OEM customer with operations primarily in Finland, Nokia, represented 12% of net revenues in the three months ended September 30, 2003. Sales to one additional customer, Solectron, a contract manufacturer for a few of our large wireless infrastructure OEM customers, primarily Motorola, represented 10% of net revenues in the three months ended September 30, 2003. Sales to one large wireless infrastructure OEM customer located in Sweden, Ericsson, represented 13% of net revenues in the three months ended September 30, 2002.

Two distributors, which are also sales representatives of Sirenza, Acal and Avnet Electronics Marketing, accounted for a substantial portion of Sirenza’s net revenues in the three months ended September 30, 2003. Sales through Acal, including sales to our Acal sales representatives, represented 18% of net revenues in the three months ended September 30, 2003. Sales to Avnet Electronics Marketing, including sales to our Avnet Asia sales representative, represented 17% of net revenues in the three months ended September 30, 2003. Two distributors, Richardson Electronics Laboratories and Avnet Electronics Marketing accounted for a substantial portion of our net revenues in the three months ended September 30, 2002. Sales through Richardson Electronics Laboratories represented 37% of net revenues in the three months ended September 30, 2002. Sales through Avnet Electronics Marketing, including sales to our Avnet Asia sales representative, represented 15% of net revenues in the three months ended September 30, 2002.

Cost of Revenues

Cost of revenues increased to $5.8 million for the three months ended September 30, 2003 from $2.4 million for the three months ended September 30, 2002 primarily as a result of the acquisition of Vari-L. Cost of revenues attributable to our Signal Source Division, which consists primarily of historical Vari-L products, totaled $3.1 million for the three months ended September 30, 2003. In addition, in the third quarter of 2003, Sirenza sold inventory products that were previously written-down of approximately $340,000 compared to $726,000 in the third quarter of 2002. Operations personnel increased to 73 at September 30, 2003 from 42 at September 30, 2002.

Gross Profit

Gross profit increased to $4.6 million for the three months ended September 30, 2003 from $2.8 million for the three months ended September 30, 2002. The increase in gross profit was primarily attributable to additional revenues resulting from the acquisition of Vari-L. Gross margin decreased to 44% for the three months ended September 30, 2003 from 53% for the three months ended September 30, 2002. The decrease in gross margin is primarily attributable to additional costs associated with our Signal Source Division, which consists primarily of historical Vari-L products. The gross margin on sales of our Signal Source Division products is typically lower than our gross margin on sales of our Amplifier Division products. In the third quarter of 2003 the percentage of net revenues of Signal Source Division products was higher than in previous periods, which had a negative impact on our gross margin. Additionally, in the third quarter of 2003 we experienced fewer sales of previously written-down inventories. Sales of previously written-down inventory products totaled $340,000 for the three months ended September 30, 2003, which resulted in an increase to Sirenza’s gross margin of approximately 3%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 41% instead of 44%, as reported, for the three months ended September 30, 2003. Sales of previously written-down inventory products totaled $726,000 for the three months ended September 30, 2002, which resulted in an increase to Sirenza’s gross margin of approximately 14%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 39% instead of 53%, as reported, for the three months ended September 30, 2002.

Operating Expenses

Research and Development.    Research and development expenses increased to $2.3 million for the three months ended September 30, 2003 from $1.9 million for the three months ended September 30, 2002. This increase is primarily attributable to the costs of additional people, services and supplies as a result of the acquisition of Vari-L. Research and development personnel increased to 56 at September 30, 2003 from 43 at September 30, 2002.

Sales and Marketing.    Sales and marketing expenses increased to $1.6 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. This increase is primarily attributable to the costs of additional people, services and supplies as a result of the acquisition of Vari-L. Sales, marketing and applications engineering personnel increased to 31 at September 30, 2003 from 25 at September 30, 2002.

General and Administrative.    General and administrative expenses increased to $1.7 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. This increase is primarily attributable to the costs of additional people, services and supplies as a result of the acquisition of Vari-L and to a lesser extent, relocation and related costs of approximately $109,000 to move administrative personnel from Sunnyvale, CA to Broomfield, CO. General and administrative personnel increased to 28 at September 30, 2003 from 19 at September 30, 2002.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to Sirenza’s initial public offering, Sirenza recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the three months ended September 30, 2003 and September 30, 2002 Sirenza amortized $149,000 and $313,000, respectively, of this deferred stock compensation. Sirenza will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $138,000 in the second quarter of 2003 and by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The amount of deferred stock compensation expense to be recorded in future periods could decrease again if additional options for which accrued but unvested compensation has been recorded are forfeited.

Amortization of Acquisition Related Intangible Assets.    In the second quarter of 2003, Sirenza acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of Sirenza common stock, valued at approximately $4.7 million, and approximately $9.1 million in cash, for a preliminary aggregate purchase price of $16.2 million, including $2.4 million in estimated direct transaction costs. Of the total purchase price, approximately $6.0 million has been allocated to amortizable intangible assets including developed product technology ($4.8 million), customer relationships ($870,000) and committed customer backlog ($310,000). Sirenza is amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months. Sirenza is amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months, which represents the estimated useful life of the customer relationships. Sirenza is amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months.

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

In the third quarter of 2003, Sirenza recorded amortization of $431,000 related to its acquired intangible assets. There was no amortization of acquisition-related intangible assets in the third quarter of 2002 as a result of the timing of Sirenza’s acquisitions of Vari-L and Xemod.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from Sirenza’s cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. Sirenza had net interest and other income of $81,000 for the three months ended September 30, 2003 and $232,000 for the three months ended September 30, 2002. The decrease in net interest and other income for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is primarily attributable to a reduction in Sirenza’s cash and cash equivalents and available for sale securities and lower interest rates.

Provision for (Benefit from) Income Taxes

Sirenza’s provision for income taxes was zero for the three months ended September 30, 2003 and September 30, 2002. Sirenza’s provision for income taxes for the three months ended September 30, 2003 and September 30, 2002 was based on our estimated tax rate for the year.

Comparison of the Nine Months Ended September 30, 2003 and September 30, 2002

Net Revenues

Net revenues increased to $25.2 million for the nine months ended September 30, 2003 from $14.9 million for the nine months ended September 30, 2002. This increase was primarily the result of the acquisition of Vari-L, which closed on May 5, 2003. Net revenues attributable to our Signal Source Division, which consists primarily of historical Vari-L products, totaled $8.0 million for the nine months ended September 30, 2003. In addition, demand from our wireless OEM’s increased for Sirenza’s products. Sirenza attributes a large portion of this increase to its world-wide customer sales support capabilities added in the second half of 2002 when Sirenza established a sales office in Stockholm, Sweden, and a customer support office in Shenzhen, China. Lastly, Sirenza also experienced a slight increase in net revenues for the nine months ended September 30, 2003 as a result of the acquisition of Xemod, which closed on September 11, 2002. Net revenues attributable to Xemod products approximated $712,000 for the nine months ended September 30, 2003.

Sales to Sirenza’s direct customers totaled $17.5 million, or 70% of net revenues for the nine months ended September 30, 2003. Sales to Sirenza’s direct customers totaled $7.3 million, or 49% of net revenues for the nine months ended September 30, 2002. The increase in direct net revenues is primarily attributable to an increase in sales of our Signal Source Division products, which are primarily to our direct customers, and as a result of increased demand from our wireless OEM’s.

Sales through Sirenza’s distributors totaled $7.7 million, or 30% of net revenues for the nine months ended September 30, 2003 compared to $7.6 million, or 51% of net revenues for the nine months ended September 30, 2002. The decrease in distribution sales as a percentage of net revenues is primarily attributable to an increase in sales of our Signal Source Division products, which are primarily to our direct customers, and to a lesser extent the realignment of Sirenza’s distribution channel partners, in particular the transition from Richardson Electronics Laboratories to Acal, Nu Horizons and RFMW. In the second quarter of 2003, Sirenza realigned its worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, the Company terminated its existing distribution agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with Acal, plc, (Acal), a leading value-added distributor with operations in Europe. Additionally, in the third quarter of 2003, the Company entered into North American sales distribution agreements with two distributors, Nu Horizons and RFMW. Sirenza expects that sales through its distributors will increase in the near term.

Cost of Revenues

Cost of revenues increased to $13.4 million for the nine months ended September 30, 2003 from $6.1 million for the nine months ended September 30, 2002 primarily as a result of the acquisition of Vari-L. Cost of revenues attributable to our Signal Source Division, which consists primarily of historical Vari-L products, totaled $5.0 million for the nine months ended September 30, 2003. Other contributory factors included additional cost of revenues associated with Xemod products, which increased cost of revenues by approximately $943,000. In addition, for the nine months ended September 30, 2003, Sirenza sold inventory products that were previously written-down of approximately $1.2 million compared to $1.9 million for the nine months ended September 30, 2002.

Gross Profit

Gross profit increased to $11.8 million for the nine months ended September 30, 2003 from $8.8 million for the nine months ended September 30, 2002. The increase in gross profit was primarily attributable to additional revenues resulting from the acquisition of Vari-L. Gross margin decreased to 47% for the nine months ended September 30, 2003 from 59% for the nine months ended September 30, 2002. The decrease in gross margin is primarily attributable to additional costs associated with our Signal Source Division, which consists primarily of historical Vari-L products. The gross margin on sales of our Signal Source Division products is typically lower than our gross margin on sales of our Amplifier Division products. In the nine months ended September 30, 2003 the percentage of net revenues of Signal Source Division products was higher than in previous periods, which had a negative impact on our gross margin. Other contributory factors to our decrease in gross margin included additional costs associated with Xemod products and fewer sales of previously written-down inventories. Sales of previously written-down inventory products totaled $1.2 million for the nine months ended September 30, 2003, which resulted in an increase to Sirenza’s gross margin of approximately 5%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 42% instead of 47%, as reported, for the nine months ended September 30, 2003. Sales of previously written-down inventory products totaled $1.9 million for the nine months ended September 30, 2002, which resulted in an increase to Sirenza’s gross margin of approximately 12%. Had this inventory been valued at its original cost when sold, Sirenza’s gross margin would have been 47% instead of 59%, as reported, for the nine months ended September 30, 2002.

Operating Expenses

Research and Development.    Research and development expenses increased to $6.2 million for the nine months ended September 30, 2003 from $4.9 million for the nine months ended September 30, 2002. This increase is primarily attributable to the costs of additional people, services and supplies as a result of the acquisitions of Vari-L and Xemod.

Sales and Marketing.    Sales and marketing expenses increased to $4.6 million for the nine months ended September 30, 2003 from $3.7 million for the nine months ended September 30, 2002. This increase is primarily attributable to the costs of additional people, services and supplies as a result of the acquisitions of Vari-L and Xemod

General and Administrative.    General and administrative expenses increased to $4.7 million for the nine months ended September 30, 2003 from $3.6 million for the nine months ended September 30, 2002. This increase is primarily attributable to the costs of additional people, services and supplies as a result of the acquisitions of Vari-L and Xemod and to a lesser extent, relocation and related costs of approximately $237,000 to move administrative personnel from Sunnyvale, CA to Broomfield, CO.

Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees prior to Sirenza’s initial public offering, Sirenza recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the nine months ended September 30, 2003 and September 30, 2002 Sirenza amortized $482,000 and $791,000, respectively, of this deferred stock compensation. Sirenza will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $138,000 in the second quarter of 2003 and by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The amount of deferred stock compensation expense to be recorded in future periods could decrease again if additional options for which accrued but unvested compensation has been recorded are forfeited.

Amortization of Acquisition Related Intangible Assets.    In the second quarter of 2003, Sirenza acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of Sirenza common stock, valued at approximately $4.7 million, and approximately $9.1 million in cash, for a preliminary aggregate purchase price of $16.2 million, including $2.4 million in estimated direct transaction costs. Of the total purchase price, approximately $6.0 million has been allocated to amortizable intangible assets including developed product technology ($4.8 million), customer relationships ($870,000) and committed customer backlog ($310,000). Sirenza is amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months. Sirenza is amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months, which represents the estimated useful life of the customer relationships. Sirenza is amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months.

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

In the nine months ended September 30, 2003, Sirenza recorded amortization of $782,000 related to its acquired intangible assets. There was no amortization of acquisition-related intangible assets in the nine-month period ended September 30, 2002 as a result of the timing of Sirenza’s acquisitions of Vari-L and Xemod.

Restructuring.    In the second quarter of 2003, as a result of the acquisition of Vari-L, the resulting new strategic focus of Sirenza and a new management structure, management of Sirenza approved and committed to a restructuring plan including the termination of certain employees and costs of exiting excess facilities. Accordingly, Sirenza recorded a restructuring charge of approximately $1.0 million. These costs were accounted for under FAS 146. In addition, in the second quarter of 2003, Sirenza reoccupied one of its excess facilities as a result of the acquisition of Vari-L and relocation of its Sunnyvale manufacturing facility to Broomfield, CO, and determined that $596,000 of its 2001 restructuring liability accrual was no longer necessary as of September 30, 2003. As a result, Sirenza adjusted its restructuring liability accordingly. The $596,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.” The net restructuring charge in the nine months ended September 30, 2003 totaled $434,000.

In the third quarter of 2002, Sirenza determined that $112,000 of its 2001 restructuring accrual was no longer appropriate and adjusted its restructuring liability accordingly. The $112,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or restructuring.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from Sirenza’s cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. Sirenza had net interest and other income of $347,000 for the nine months ended September 30, 2003 and $741,000 for the nine months ended September 30, 2002. The decrease in net interest and other income for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is primarily attributable to a reduction in Sirenza’s cash and cash equivalents and available for sale securities and lower interest rates.

Provision for (Benefit from) Income Taxes

Sirenza’s provision for income taxes was zero for the nine months ended September 30, 2003 and September 30, 2002. Sirenza’s provision for income taxes for the nine months ended September 30, 2003 and September 30, 2002 was based on our estimated tax rate for the year.

Liquidity and Capital Resources

Sirenza has financed its operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock, (which has subsequently been converted to common stock) and from the net proceeds received upon completion of its initial public offering in May 2000. As of September 30, 2003, Sirenza had cash and cash equivalents of $7.4 million, short-term investments of $2.0 million and long-term investments of $4.0 million. In addition, the working capital of Sirenza approximated $15.3 million at September 30, 2003.

Sirenza’s operating activities used cash of $6.8 million for the nine months ended September 30, 2003 and used cash of $3.0 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, cash used in operating activities was primarily attributable to Sirenza’s net loss of $4.9 million, decreases in deferred margin on distributor inventory of $1.0 million and accrued restructuring of $844,000 and increases in inventories of $2.1 million and accounts receivable of $3.1 million. These were partially offset by non-cash items including depreciation and amortization of $3.5 million, and amortization of deferred stock compensation of $482,000. In the nine months ended September 30, 2002, cash used in operating activities was primarily attributable to our net loss of $5.5 million, decreases in deferred margin on distributor inventory of $1.6 million and accrued restructuring of $632,000 and an increase in accounts receivable of 519,000. These were partially offset by depreciation and amortization of $2.1 million, acquired in-process research and development of $2.2 million and amortization of deferred stock compensation of $791,000.

Sirenza’s investing activities provided cash of $1.3 million for the nine months ended September 30, 2003 and used cash of $9.7 million for the nine months ended September 30, 2002. Sirenza’s investing activities reflect purchases and sales of available-for-sale securities and fixed assets, Sirenza’s investment in GCS, acquisitions of Xemod and Vari-L and increases in restricted cash.

Sirenza’s financing activities provided cash of $58,000 for the nine months ended September 30, 2003 and used cash of $303,000 for the nine months ended September 30, 2002. Cash provided by or used in financing activities reflects proceeds from employee stock plans, offset by principal payments on capital lease obligations and purchases of treasury shares.

On May 5, 2003, Sirenza acquired substantially all of the assets of Vari-L and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of Sirenza common stock, valued at approximately $4.7 million, and approximately $9.1 million in cash, for a preliminary aggregate purchase price of $16.2 million, including $2.4 million in estimated direct transaction costs. The fair value of Sirenza common stock issued in connection with the Vari-L acquisition was derived using an average market price per share of Sirenza common stock of $1.43, which was based on an average of the closing prices for a range of three trading days (April 30, 2003, May 1, 2003 and May 2, 2003) prior to the closing date of the acquisition. Of the $9.1 million in cash, approximately $3.8 million related to cash that was paid to Vari-L at closing and $5.3 million related to loans Sirenza made to Vari-L prior to the closing of the business combination. All of the $5.3 million of Vari-L loans, which included $3.4 million of Vari-L loans outstanding on Sirenza’s balance sheet as of December 31, 2002, have been included in the calculation of the estimated purchase price of Vari-L.

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

As of September 30, 2003 Sirenza’s anticipated operating lease and capital lease commitments and unconditional purchase obligations over the next five years and thereafter were as follows (in thousands):

	Future Minimum Payments Due
	Total	< one year	1-3 years	4-5 years	> 5 years
Operating lease commitments	$5,087	$1,694	$2,399	$994	$—
Capital lease commitments	$225	$146	$79	$—	$—
Unconditional purchase obligations	$750	$750	$—	$—	$—

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

RISK FACTORS

Our business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this Quarterly Report on Form 10-Q, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Any acquisitions of companies or technologies by us may result in distraction of our management and disruptions to our business and may not result in the revenue enhancements or cost savings envisioned when the transaction was proposed.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise.

In September 2002, we completed our acquisition of Xemod Incorporated and in May 2003, we completed our acquisition of substantially all of the assets of Vari-L Company, Inc. We evaluate and may enter into other acquisitions or investment transactions on an ongoing basis. From time to time, we may engage in discussions and negotiations with companies regarding the possibility of our acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquired or invested in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations.

The recent acquisitions of Xemod and Vari-L increase both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of either transaction, or of any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties. For example, to the extent that future demand by OEMs for integration by component suppliers is lower than expected or fails to materialize, we may not realize many of the strategic advantages we hoped to achieve through the purchase of Vari-L’s assets.

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

The successful integration of the Vari-L assets into our current business operations will depend in part on the retention of personnel critical to our business and operations and the Vari-L business. Although we have hired several former key employees of Vari-L, such employment is terminable at will by the employee. We may be unable to retain such personnel that are critical to the successful integration of Vari-L, which may result in loss of key information, expertise or know-how and unanticipated additional recruiting and training costs and otherwise diminishing anticipated benefits of the asset purchase for us and our stockholders.

An unsuccessful realignment of our worldwide sales channels may adversely affect our revenues.

In the second and third quarters of 2003, we realigned our worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, in the second quarter we terminated our existing distribution agreement with Richardson Electronics Laboratories and entered into a new distribution agreement with Acal, a leading value-added distributor with operations in Europe. In July 2003, we also entered into relationships with two new distributors in North America. Sales to Richardson Electronics Laboratories represented approximately 19% of net revenues in the second quarter of 2003, 37% of net revenues in 2002 and 39% of net revenues in 2001. In addition, in the second quarter of 2003, we also engaged several new international sales representatives. The failure to successfully transition the customer accounts previously served by Richardson Electronics Marketing in a timely manner could limit our ability to sustain and grow our revenues.

We face several new risks associated with our newly formed Aerospace and Defense business unit.

In the third quarter of 2003, we announced the creation of our Aerospace and Defense business unit that targets customers in the military, defense, avionics, space and homeland security market segments. We can make no assurance that we will be able to successfully serve the needs of potential customers in these markets and realize any significant revenue from this business. Sales in this business unit may also occur to the U.S. government or companies doing business with the U.S. government as prime contractors or subcontractors. As a result, we may serve as contractors or subcontractors to the U.S. government. In addition to normal business risks, we face several unique risks, largely beyond our control, associated with doing business, directly or indirectly, with the U.S. government, including:

•	the reliance of our customers and us on the availability of government funding and their and our ability to obtain, and the intense competition for, future government contractor awards;

•	changes in government or customer priorities due to program reviews or revisions to strategic objectives;

•	difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work;

•	the ability of the U.S. government to terminate, without prior notice, partially completed government programs that were previously authorized, resulting in possible termination of our customer contracts;

•	significant changes in contract scheduling; and

•	government import and export policies and other government regulations.

The termination of funding for a government program for which we serve as a contractor or subcontractor would result in a loss of anticipated future revenues attributable to that program. Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements, including necessary security clearances. These requirements, although customary in government contracts, increase our performance and compliance costs and could result in delays in fulfilling customer orders or our inability to meet customer demands for products. For example, in the third quarter, we were unable to accept orders and manufacture products for certain government contractors due to a delay in our obtaining the necessary government clearances.. Government contract performance and compliance costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition.

We may not meet quarterly financial expectations, which could cause our stock price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on two occasions in 2001, we publicly announced revised lowered expectations of quarterly financial results and the fiscal year ending December 31, 2001. Subsequently, the trading price of our common stock declined, which had a substantial negative effect on the value of any investment in such stock. Factors contributing to the volatility of our stock price include:

•	general economic growth or decline;

•	telecommunications and aerospace and defense industry conditions generally and demand for products containing RF components specifically;

•	changes in customer purchasing cycles and component inventory levels;

•	the timing and success of new product and technology introductions by us or our competitors;

•	market acceptance of our products;

•	availability of raw materials, semiconductor wafers and manufacturing capacity or fluctuations in our operational performance;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	changes in our product mix, particularly between our Amplifier and Signal Source divisions; and

•	changes in the relative percentage of products sold through distributors as compared to direct sales.

Due to the factors discussed above, investors should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance.

Our growth depends in large part on the growth of the infrastructure for wireless and wireline communications. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

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

These trends contributed to our decision in the fourth quarters of 2001 and 2002 to implement workforce reductions and consolidations of excess facilities resulting in restructuring charges, and also contributed to our decision in the second half of 2001 to record provisions for excess inventories, charges reducing the value of certain equipment and recording a valuation allowance against our net deferred tax assets, and to the impairment of our investment in GCS in the fourth quarter of 2002 requiring a write-down of the investment.

In the second and third quarters of 2003, Sirenza’s net revenues increased compared with the previous few quarters. Sirenza believes this is an indication that the market for its products may have stabilized, although we do not at this time see any significant recovery in our end markets. Sirenza anticipates that its future sales growth will primarily depend on the achievement of market share gains and/or the introduction of new product lines. If the economic trends described above were to reoccur or such stabilization were to cease, it could result in lower or erratic sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of our common stock.

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

Also, although our stock price has traded above $5.00 in the past quarter, it is currently trading below $5.00, which typically reduces the number of our institutional investors and increases the number of our retail investors. This may have the effect of increased volatility in our stock price.

We are affected by a pattern of product price decline in certain markets, which can harm our business.

The markets for our products historically have been characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, can be subject to decreases in average selling prices. We are unable to predict future prices for our products, but we expect that prices for our products will continue to be subject to significant downward pressure in certain markets, especially from our large wireless infrastructure OEM customers. The recent economic contraction and shifts in the wireless services market have significantly increased the pressure on wireless infrastructure OEMs to deliver products with improved performance at lower prices. As a result, these OEMs are requiring components from their suppliers, including Sirenza, to achieve the same performance/price improvement. In recent years, OEMs have also sought to lower costs by using contract manufacturers to build their products. As these contract manufacturers are rewarded on their ability to achieve operational cost reductions, we are likely to see further pricing pressure as the result of this outsourcing trend. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products into both the wireless infrastructure and other markets. We are also devoting significant effort into developing new sales channels and customer bases in which price competition will not be a severe as it is in selling to these large wireless infrastructure OEMs. There can be no assurance that we will be able to develop significant new customers outside the wireless infrastructure market, increase unit sales volumes of existing products, develop, introduce and sell new products.

The lower selling prices we have experienced in the past and the pricing pressure we continue to face in the wireless infrastructure market have also negatively affected our gross margins. To maintain or increase our margins, we must continue to meet our customers’ design and performance needs while reducing our costs through efficient raw material procurement and process and product improvements. There also can be no assurance that even if we were able to increase unit sales volumes and sufficiently reduce our costs per unit, that we would be able to maintain or increase revenues or gross margins.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly impacted. For example, in 2001 and 2002 the installation of 2.5G and 3G equipment occurred at a much slower rate than was initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. For example, in 2001 and 2002, the delay in agreement over certain 3G standards contributed to the delay of the installation of 3G equipment worldwide, and contributed to our decision to take the actions and charges referred to earlier. If further delays in adoption of industry standards were to occur, it could result in lower sales for our products. Significantly lower sales would likely lead to further restructuring activity as discussed earlier.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may cause a significant delay in our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on three third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs are TRW and RF Micro Devices, or RFMD, for Gallium Arsenide, or GaAs, Atmel for Silicon Germanium, or SiGe, and TriQuint Semiconductors for our discrete devices. In addition, we recently transferred the fabrication of wafers for our Indium Gallium Phosphide Heterojunction Bipolar Transistor, or InGaP HBT, products to Global Communication Semiconductors, Inc., or GCS. A majority of our products sold in 2001 and in 2002 were manufactured in GaAs by TRW and SiGe by Atmel. Atmel is currently our sole source supplier for SiGe wafers and has provided us with a commitment for a supply of wafers through September of 2004. The supply agreement with TRW provides us with a commitment for a supply of wafers through December 31, 2004. GCS is now our sole source for wafers using the InGaP HBT process technology. GCS is a privately held company with limited operating history. The loss of one of our third-party wafer fabs, in particular TRW, Atmel or GCS, or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, adversely effecting our results of operations.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. These risks are heightened with respect to our newer third-party wafer fabs, particularly GCS and RFMD, which have not yet produced production wafers in volume for us. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

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

Our $7.5 million strategic investment in GCS, a privately held semiconductor foundry, could be further impaired or never redeemed, which could have a material adverse impact on our results of operations.

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

We periodically evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, the inability of GCS to continue as a going concern and a reduced valuation as determined by a new financing event. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, as of December 31, 2002, we wrote down the value of our investment in GCS by $2.9 million after determining that GCS had experienced an other than temporary decline in value.

Our investment in GCS is also at risk to the extent that we cannot ultimately sell our shares of Series D-1 preferred stock, for which there is currently no public market. Even if we are able to sell our Series D-1 preferred stock, the sale price may be less than the price paid.

Our reliance on subcontractors to package our products could cause a delay in our ability to fulfill orders or could increase our cost of revenues.

We do not package some of the RF components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with six packagers, substantially all of our net revenues in 2001 and 2002 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly CEI, would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

We depend on Avnet Electronics Marketing and Acal , distributors and sales representatives for our products, for a significant portion of our sales. The loss of Avnet or Acal as a distributor or sales representative may adversely affect our revenues.

Two distributors who also serve as sales representatives for our products, Acal and Avnet Electronics Marketing, accounted for a substantial portion of Sirenza’s net revenues in the three months ended September 30, 2003. Sales through Acal, including sales to our Acal sales representatives, represented 18% of net revenues while sales to Avnet Electronics Marketing, including sales to our Avnet Asia sales representative, represented 17% of net revenues in the three months ended September 30, 2003. Acal and Avnet Electronics Marketing distribute Sirenza’s products to a large number of end customers. Sirenza anticipates that sales through Acal and Avnet Electronics Marketing will continue to account for a substantial portion of its net revenues in the near term. The loss of Avnet Electronics Marketing or Acal and our failure to develop new and viable distribution relationships, or the loss of one of our key customers, would limit our ability to sustain and grow our revenues.

We depend on several large wireless infrastructure OEMS for a significant portion of our sales. The loss of sales to any of these customers could adversely affect our revenues.

Sales to one major OEM customer with operations primarily in Finland, Nokia, represented 12% of net revenues in the three months ended September 30, 2003. Sales to one additional customer, Solectron, a contract manufacturer for a few of our large wireless infrastructure OEM customers, primarily Motorola, represented 10% of net revenues in the three months ended September 30, 2003. In addition, sales to Ericsson, Lucent and Andrew represented a significant amount of revenues for the three months ended September 30, 2003. Collectively, wireless infrastructure OEMs such as Andrew, Ericsson, Lucent, Nokia, Motorola and their respective contract manufactures, comprised a significant portion of our revenues for the third quarter of 2003. The loss of any one of these customers could limit our ability to sustain and grow our revenues. In addition, due to pricing pressure, sales to these customers generally consist of products with lower gross margins than sales to other customers. If these customers were to continue to increase as percentage of our total sales, it could adversely affect our gross margin .

Intense competition in our industry could prevent us from increasing revenues and sustaining profitability.

The RF semiconductor industry is intensely competitive in each of the markets we serve and is characterized by the following:

•	rapid technological change;

•	rapid product obsolescence;

•	limited number of wafer fabs for particular process technologies;

•	price erosion; and

•	unforeseen manufacturing yield problems.

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Anadigics, Anaren, Infineon, M/A-COM, Merrimac, Minicircuits Laboratories, NEC, Remec, RF Micro Devices, Skyworks, TriQuint Semiconductor, WJ Communications and Z-Com. We also compete with communications equipment manufacturers, some of whom are our customers, who manufacture RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. We expect increased competition both from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. In addition, many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, communications equipment manufacturers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

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

Perceived risks relating to process technologies we may use to manufacture our products could cause reluctance among potential customers to purchase our products.

We currently use or may adopt in the future new process technologies to manufacture our products. Prospective customers of these products may be reluctant to purchase these products based on perceived risks of these new technologies. These risks could include concerns related to manufacturing costs and yields and uncertainties about the relative cost-effectiveness of products produced using these new technologies. If our products fail to achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

We are defendants in a number of litigation matters, as described under “Legal Proceedings”. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

We may encounter difficulties managing our business in a changing economy .

The world economy in general and the telecommunications industry in particular has experienced a significant slowdown since the year 2000. Although there are indications that the economic downturn may be ending, if the current slowdown were to continue or worsen, we may experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. In addition, we may have to take further actions to restructure our operations. If, on the other hand, the economy were to significantly improve, we may have difficulties in retaining employees, and may have to upgrade operational and financial systems, procedures and controls, including the improvement of the accounting and other internal management systems. This may require substantial managerial and financial effort, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, our business could be harmed.

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We believe that our future success will depend in large part upon our continued ability to recruit, hire, retain and motivate highly skilled technical, marketing and managerial personnel. Competition for these employees is significant. Our failure to hire additional qualified personnel in a timely manner and on reasonable terms could adversely affect our business and profitability. In addition, from time to time we may recruit and hire employees from our customers, suppliers and distributors, which could damage our business relationship with these parties. Our success also depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of key personnel could adversely affect our ability to execute our business strategy, which could cause our results of operations and financial condition to suffer. We may not be successful in retaining these key personnel.

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

A significant portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Norway and Sweden. International direct sales approximated 43% of our net revenues in 2002 and approximated 53% of our net revenues for the quarter ended September 30, 2003. Based on information available from our distributors, a significant portion of sales through our distributors were sold to international customers in 2002 and the quarter ended September 30, 2003. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

•	changes in trade policy and regulatory requirements;

•	fluctuations in foreign currency rates;

•	duties, tariffs and other trade barriers and restrictions;

•	delays in placing orders;

•	the complexity and necessity of using foreign representatives;

•	compliance with a variety of foreign laws and U.S. laws affecting activities abroad;

•	trade disputes; and

•	political and economic instability.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

To date, Sirenza’s sales have been made to customers and distributors in U.S. dollars. As a result, Sirenza has not had any material exposure to factors such as changes in foreign currency exchange rates. However, Sirenza continues to and expects in future periods to expand selling into foreign markets, including Europe and Asia. Because Sirenza’s sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make its products less competitive in foreign markets.

At September 30, 2003, Sirenza’s cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. Sirenza did not hold any derivative financial instruments. Sirenza’s interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on Sirenza’s cash equivalents, short-term investments and long-term investments. For example, a 1% increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $134,000.

Item 4:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sirenza, VL Dissolution Corporation (formerly known as Vari-L Company, Inc) and Anaren Microwave, Inc. have entered into a mutually agreeable settlement of the patent infringement suit filed by Anaren against Vari-L Company, for which Sirenza had agreed to assume the liability in connection with its purchase of substantially all of the assets of Vari-L Company.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of September 38, 2003 approximately $45.0 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod and Vari-L and investment in GCS. The remaining $4.8 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, by and among Registrant, Olin Acquisition Corporation, and Vari-L Company, Inc., dated as of December 2, 2002.(1)

2.2	Agreement and Plan of Reorganization, by and among Registrant, Xavier Merger Sub, Inc. and Xemod Incorporated, dated as of August 15, 2002.(2)

3.1	Restated Certificate of Incorporation of Registrant.(3)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”).(4)

3.3	Bylaws of Registrant, as amended, as currently in effect.(5)

4.1	Form of Registrant’s Common Stock certificate.(3)

4.2	Investors’ Rights Agreement, by and among Registrant and the parties named therein, dated as of October 4, 1999.(3)

10.1	Executive Employment Agreement dated as of August 1, 2003 between the Company and Robert Van Buskirk.

10.2	Executive Employment Agreement dated as of August 1, 2003 between the Company and Thomas Scannell.

10.3	Executive Employment Agreement dated as of September 1, 2003 between the Company and Susan Krause.

10.4	Executive Employment Agreement dated as of September 1, 2003 between the Company and Gerald Hatley.

11.1	Statement regarding computation of per share earnings.(6)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.
(2)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 25, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(4)	This exhibit is incorporated by reference to the Annual Report on Form 10-K for Sirenza’s fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(5)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(6)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Reports on Form 8-K.

For the quarter ended September 28, 2003, we filed two reports on Form 8-K. Information regarding the items reported on is as follows:

1)	On July 17, 2003, we filed an amended current report on Form 8-K/A in connection with the acquisition of substantially all the assets and specified liabilites of Vari-L Company, Inc., a Colorado corporation.

2)	On July 22, 2003, we filed a current report on Form 8-K in which we furnished our press release announcing our quarterly results for the quarter ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRENZA MICRODEVICES, INC.

DATE: November 12, 2003	/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: November 12, 2003	/s/ Thomas Scannell
THOMAS SCANNELL
Vice President, Finance and Administration,
Chief Financial Officer and Assistant Treasurer