Form 10-K
period 2003-12-31
SIRENZA MICRODEVICES INC
filed 2004-03-24
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission File Number 000-30615

SIRENZA MICRODEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0073042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

303 S. Technology Court, Broomfield CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(303) 327-3030

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 27, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on The Nasdaq National Market, was approximately $27,145,440 (affiliates being defined, for these purposes only, as directors and executive officers of the registrant and holders of 5% or more of the registrant’s outstanding common stock).

There were 34,238,330 shares of the Registrant’s common stock issued and outstanding on February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT RELATED TO ITS 2004 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED SUBSEQUENT TO THE DATE HEREOF, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K TO THE EXTENT STATED THEREIN.

PART I

Item 1.    Business

Overview

Sirenza Microdevices, an ISO 9001:2000-certified supplier, is a leading designer and supplier of high performance radio frequency (RF) components for commercial communications and aerospace and defense (A&D) equipment manufacturers. Our products optimize the reception and transmission of voice and data signals in communications networks and in other wireless and wireline applications. These include commercial systems such as mobile wireless voice and data applications; fixed wireless applications, such as local and wide-area site-to-site and point-to-point networks; and broadband wireline applications, such as coaxial cable and fiber optic networks; our products are also used in applications such as cable television set-top boxes, remote meter readers, RF identification readers and wireless video transmitters. A&D end markets include government, military and avionics with applications in radar, missiles and precision-strike weapon systems as well as secure, high-performance radio communications systems; space systems with applications in communications and telemetry; and homeland security systems with emergency, communications and identification applications. The performance of our RF components has a significant impact on the overall performance of commercial and A&D communications systems and equipment.

We offer a broad line of products that range in complexity from discrete components to integrated circuits (ICs) and multi-component modules (MCMs). We believe our products are well suited for existing and future communications networks. We focus internally on RF design and development expertise, and we select what we believe to be the optimal product technology for any given application. Our proven core competencies in RF components design, packaging and testing, give us the flexibility necessary to deliver a comprehensive line of high quality products at compelling prices to our worldwide customers.

We operate in two business segments, our Amplifier Division, consisting of our amplifier, power amplifier, power module and discrete product lines, and our Signal Source Division, consisting of our signal source products and a significant majority of our A&D product lines. Our recently formed A&D business unit draws products from our Amplifier and Signal Source divisions for specific applications in the A&D end-market. Revenues and operating income (loss) reported by division or segment for each of the last three years is included in the Notes to our Consolidated Financial Statements set forth under Item 8 of this annual report on Form 10-K.

Amplifier Division

The Amplifier Division’s main product lines are IC based and consist of amplifiers, power amplifiers and discrete IC products and an emerging power amplifier module product line. Sales of our amplifier, power amplifier and discrete IC products represented the significant majority of our Amplifier Division net revenues in each of the last three years.

Over the course of a year, we periodically make product announcements regarding newly released products. These products are developed through our ongoing product research and development (R&D) and do not require any particular, material amount of investment or the utilization of a material level of division assets.

The principal raw material used in the production of our Amplifier Division products are semiconductor wafers. We source semiconductor wafers from a variety of merchant foundries. However, wafers for a particular process technology are generally sourced through one foundry on which we rely for all of our wafers in that process. We have not generally experienced any difficulties in obtaining our requirements for wafers. However, we are subject to the risks associated with our reliance on these wafer foundries, as described in detail under “Risk Factors” below. Generally, other raw materials utilized by us in our Amplifier Division business are readily available from numerous sources. We source our IC packaging from established, international commercial suppliers. A significant majority of the final test of our IC products is done in our test operations in Broomfield, Colorado.

Historically the majority of the sales in the Amplifier Division are driven by base station equipment manufacturers and have a yearly second half seasonality sales profile. The typical yearly profile has a flat to down first half with an increase in sales in the second half of the year. We did realize this second-half seasonality in 2003; we did not in 2001 and 2002.

We are not required to carry significant amounts of inventory to meet rapid customer delivery requirements or to assure ourselves of a secure and continuous supply of raw materials from our suppliers. We carry buffer stock of finished goods of our top selling products to facilitate efficient deliveries to our direct end-customers. Our sales distributors carry inventories sufficient to meet their end-customers’ delivery requirements. We have in place distribution sales agreements for our distributors that stipulate the frequency and the level of product inventories that can be returned by the respective distributors. Payment terms for our customers range between 30 days and 60 days depending primarily on the volume of purchases from the customer and geographic location of the customer.

Although sales to two of our distributors (Avnet Electronics Marketing and Acal, plc) exceeded 10% of total net revenues in 2003, there were no direct end customers within the Amplifier Division that represented greater than 10% of total net revenues in 2003.

We discuss the competitive conditions for our Amplifier Division under the heading “Risk Factors” below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) under Item 7 below.

Signal Source Division

The Signal Source Division’s main product lines are MCM based and consist of voltage controlled oscillators (VCOs), phase-locked loop (PLL) products, passive and active mixers and an emerging signal coupler product line. The majority of our current A&D sales are credited to the Signal Source Division and are high-reliability versions of our VCO and various passive components. Sales of our VCO and PLL products represented the significant majority of our Signal Source Division net revenues in 2003.

Over the course of a year we periodically make product announcements regarding newly released products. These products are developed through our ongoing product R&D and do not require any particular, material amount of investment or the utilization of a material level of division assets.

Generally, raw materials utilized by us in our Signal Source Division business are readily available from numerous sources. We source building block or discrete components used in the manufacture of our Signal Source Division products, such as printed circuit boards, PLL ICs, diodes, resistors and capacitors, from a variety of domestic and international merchant suppliers and distributors. For many of our critical components, we have multiple suppliers to provide second source back-ups for our key bill-of-material requirements. We build a significant majority of our signal source products, and all of our A&D products, in our manufacturing and test operations in Broomfield, CO. We are exploring international outsourcing opportunities for certain signal source product lines.

The majority of the sales in the Signal Source Division are driven by the wireless base station equipment end-market, where the yearly second half seasonality profile is the same as described in our Amplifier Division section. We did realize this second-half seasonality in 2003 when the demand for our VCO and PLL products ramped significantly. In addition to the seasonality effect, Signal Source Division’s sales in the second half of 2003 were also positively influenced by the introduction of new parts.

We are not required to carry significant amounts of inventory to meet rapid customer delivery requirements or to assure ourselves of a secure and continuous supply of raw materials from our suppliers. We carry buffer stock of finished goods of our top selling products to facilitate efficient deliveries to our direct end-customers. Our sales distributors carry inventories sufficient to meet their end-customers’ delivery requirements. We have in place distribution sales agreements for our distributors that stipulate the frequency and the level of product inventories that can be returned by the respective distributors. Payment terms for our customers range between 30 days and 60 days depending primarily on the volume of purchases from the customer and geographic location of the customer.

There were no direct customers within the Signal Source Division that represented greater than 10% of total net revenues in 2003.

We discuss the competitive conditions for our Signal Source Division under the heading “Risk Factors” below and in the MD&A under Item 7 below.

Research and Development

For 2003, 2002 and 2001 total R&D expenditures were $8.6, $7.0 and $8.8 million dollars, respectively. Product development activities during these years accounted for approximately 75% of the 2001 and 2002 totals and 85% of the total R&D expenditures for 2003. The remaining R&D expenditures in each fiscal year were advanced R&D projects targeted at technology development and advanced design concepts and design techniques.

Geographic and Customer Revenue

Sales to customers located in the United States represented approximately 40%, 57% and 75% of net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to customers located outside of the United States represented 60%, 43% and 25% of net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to customers located in China represented 16% of net revenues for the year ended December 31, 2003. Sales to customers located in Sweden represented 15% of net revenues for the year ended December 31, 2002. Sales to customers located in the United Kingdom represented 10% of net revenues for the year ended December 31, 2001.

Two distributors, which are also sales representatives of Sirenza, Avnet Electronics Marketing and Acal, plc, accounted for 16% and 12% of net revenues, respectively, in 2003. Three of Sirenza’s customers, Richardson Electronics Laboratories, Avnet Electronics Marketing and Ericsson accounted for 37%, 16% and 13% of net revenues, respectively, in 2002. Four of Sirenza’s customers, Richardson Electronics Laboratories, Minicircuits Laboratories, Avnet Electronics Marketing and Pace Micro Technology, PLC, accounted for 39%, 19%, 16% and 10% of net revenues, respectively, for the year ended December 31, 2001.

As our sales to customers located outside the U.S. has increased substantially, we have become subject to risks associated with foreign operations. For a description of these risks, see our disclosure under “Risk Factors” set forth below.

Acquisitions and Strategic Investments

Effective May 5, 2003, we completed the acquisition for cash and stock of substantially all of the assets and assumed specified liabilities of Vari-L Company, Inc. (Vari-L), a designer and manufacturer of RF and microwave components and devices for use in wireless communications. Our results of operations include the effect of Vari-L subsequent to the acquisition date. The acquisition was intended to strengthen our product portfolio of RF components, in particular, signal source and A&D products and enable us to achieve significant cost synergies in the highly competitive wireless communication RF component industry. As a result of the acquisition of Vari-L, Sirenza relocated its corporate headquarters from Sunnyvale, California to Broomfield, Colorado. In addition, we completed the consolidation and relocation of our former manufacturing facilities in California, Arizona and Colorado to Broomfield, Colorado in the third quarter of 2003.

We evaluate and may enter into other acquisitions or investment transactions in complementary businesses, technologies, services or products on an ongoing basis as appropriate opportunities arise.

Intellectual Property

Intellectual property rights that apply to our various products include patents, copyrights, trade secrets, trademarks and maskwork rights. We maintain an active program to protect our investment in technology by enforcing our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems.

As of December 31, 2003, we have 32 U.S. patents and four foreign patents issued, as well as ten current U.S. patent applications pending. Third-party wafer fabs own the patents for the current process technologies used in the manufacture of our wafers. We intend to seek patent protection for our future products and technologies where appropriate and to protect our proprietary technology under U.S. and foreign laws affording such protection. We believe that the duration of our issued patents is adequate relative to the expected lives of our products. Although we believe that patents are an important element of our success, we do not believe that our business, as a whole, is materially dependent on any one patent.

To distinguish Sirenza products from our competitors’ products, we have obtained certain trademarks and trade names for our products. With respect to trademarks, we consider our trademark in our name “Sirenza Microdevices” material to our business. We have sought and received registration with the United States Patent and Trademark Office (USPTO) and in the European Union for this trademark. When registered in the United States, a trademark is effective for a ten-year period, with indefinite renewal periods of ten years, subject to continued use of the mark. We also rely on common law protection for this trademark and others and have received registration for other trademarks with the USPTO and in foreign jurisdictions.

We protect certain details about our processes, products and strategies as trade secrets and have ongoing programs designed to maintain the confidentiality of such information. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for the maintenance of confidentiality and assignment of rights to inventions made by them while employed by Sirenza. We also routinely enter into non-disclosure agreements to protect our confidential information delivered to third parties and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Monitoring unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States.

Although we rely on intellectual property law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Sirenza can give no guarantee that others will not develop products or technologies that are similar or superior to our products and technologies.

Employees

As of December 31, 2003, we had 256 full time employees, including 34 in sales and marketing, 56 in research and development, 138 in operations and 28 in general and administrative functions. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Sales Order Backlog

Sirenza’s backlog of customer orders as of December 31, 2003 has increased significantly as compared to December 31, 2002. We include in our backlog all accepted product purchase orders for which delivery has been specified within one year, including orders from distributors. We do not recognize revenue from sales through our distributors until the distributor has sold our product to the end customer. Product orders in our backlog are subject to changes in delivery schedules or quantities or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, we do not believe that backlog as of any particular date is indicative of future results.

Compliance with Environmental, Health and Safety Regulations

We are committed to achieving high standards of environmental quality and product safety, and strive to provide a safe and healthy workplace for our employees, contractors and the communities in which we do business. We have environmental, health and safety policies and expectations that are applied to our operations. At our manufacturing and assembly/test site in Broomfield, Colorado we are in the planning stage for certification to the International Organization for Standardization (ISO) 14001 environmental management system standard, which requires that a broad range of environmental processes and policies be in place to minimize environmental impact and maintain compliance with environmental regulations. We have internal processes that focus on minimizing and properly managing any hazardous materials used in our facilities and products.

The manufacture, assembly and testing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. As we continue to advance process technology, the materials, technologies and products themselves become increasingly complex. Our evaluations of new materials for use in research and development, manufacturing, and assembly and test take into account environmental, health and safety considerations. Many new materials being evaluated for use may be subject to regulation under existing or future laws and regulations. Failure to comply with any of the applicable laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, and legal liability. Our failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to future liabilities. Existing or future laws and regulations could require us to procure pollution abatement or remediation equipment, modify product designs, or incur other expenses associated with the laws and regulations. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a material adverse effect on our operations. Compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into our manufacturing and assembly and test processes. To our knowledge, compliance with these laws and regulations has had no material effect upon our operations.

Company History

The Company was incorporated in California and began operations in 1985 as Matrix Microassembly Corporation. In 1987, the Company sold its first products and began to generate revenues. The Company began doing business as Stanford Microdevices, Inc. in 1992. In November 1997, the Company reincorporated in Delaware and changed its name to Stanford Microdevices, Inc. We changed our name to Sirenza Microdevices, Inc. in September 2001.

Web Site Postings

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission available to the public free of charge through our Investor Relations website as soon as reasonably practicable after making such filings. Our website can be accessed at the following address: www.sirenza.com. The information found on our website or that may be accessed through our website is not a part of this report and is not incorporated herein by this reference.

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

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms, or at all. If we acquired or invested in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits or synergies of the transaction, or in the timeframe anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties.

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

Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The incurrence of indebtedness could result in interest charges that could be detrimental to our results of operations. The issuance of equity securities could be dilutive to our existing stockholders.

We face several new risks associated with our recently formed Aerospace and Defense business unit.

In the third quarter of 2003, we announced the creation of our A&D business unit that targets customers in the military, defense, avionics, space and homeland security market segments. We can make no assurance that we will be able to successfully serve the needs of potential customers in these markets and realize any significant revenue from this business. Sales in this business unit may also occur to the U.S. government or companies doing business with the U.S. government as prime contractors or subcontractors. As a result, we may serve as contractors or subcontractors to the U.S. government. In addition to normal business risks, we face several unique risks, largely beyond our control, associated with doing business, directly or indirectly, with the U.S. government, including:

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

The termination of funding for a government program for which we serve as a contractor or subcontractor or supplier would result in a loss of anticipated future revenues attributable to that program. Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements, including necessary security clearances. These requirements, although customary in government contracts, increase our performance and compliance costs and could result in delays in fulfilling customer orders or our inability to meet customer demands for products. For example, in the third quarter of 2003, we were unable to accept orders and manufacture products for certain government contractors due to a delay in our obtaining the necessary government clearances. Government contract performance and compliance costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition.

We may not meet quarterly financial expectations, which could cause our stock price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations, particularly on a quarterly basis. These fluctuations could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline rapidly and significantly. For example, on two occasions in 2001, we publicly announced revised lowered expectations of quarterly financial results and the fiscal year ending December 31, 2001. Subsequently, the trading price of our common stock declined, which had a substantial negative effect on the value of any investment in such stock. Factors contributing to the volatility of our stock price include:

•	general economic growth or decline;

•	telecommunications and A&D industry conditions generally and demand for products containing RF components specifically;

•	changes in customer purchasing cycles and component inventory levels;

•	the timing and success of new product and technology introductions by us or our competitors;

•	market acceptance of our products;

•	availability of raw materials, semiconductor wafers and manufacturing capacity or fluctuations in our operational performance;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	changes in our product mix, particularly between our IC and MCM products; and

•	changes in the relative percentage of products sold through distributors as compared to direct sales.

Due to the factors discussed above, investors should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance.

We have a material amount of goodwill, which, if impaired, would reduce our net income, which in turn could materially and adversely affect our results of operations.

We have a material amount of goodwill, which is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Goodwill is subject to a periodic impairment evaluation based on the fair value of the reporting unit. Reductions in our net income caused by goodwill impairment could materially and adversely affect our results of operations.

We are affected by a pattern of product price decline in certain markets, which can harm our business.

The markets for our products historically have been characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, can be subject to decreases in selling prices. We are unable to predict future prices for our products, but we expect that prices for our products will continue to be subject to significant downward pressure in certain markets, especially from our large wireless infrastructure OEM customers. The recent economic contraction and shifts in the wireless services market have significantly increased the pressure on wireless infrastructure OEMs to deliver products with improved performance at lower prices. As a result, these OEMs are requiring components from their suppliers, including Sirenza, which achieve the same performance/price improvement. In recent years, OEMs have also sought to lower costs by using contract manufacturers to build their products. As these contract manufacturers are rewarded on their ability to achieve operational cost reductions, we are likely to see further pricing pressure as the result of this outsourcing trend. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products with higher prices into both the wireless infrastructure and other markets. We are also devoting significant effort into developing new sales channels and customer bases in which price competition will not be as significant as it is in selling to these large wireless infrastructure OEMs. There can be no assurance that we will be able to develop significant new customers outside the wireless infrastructure market, increase unit sales volumes of existing products, develop, introduce and/or sell new products.

The lower selling prices we have experienced in the past and the pricing pressure we continue to face in the wireless infrastructure market have also affected our gross margins. To maintain or increase our margins, we must continue to meet our customers’ design and performance needs while reducing our costs through efficient raw material procurement and process and product improvements. There also can be no assurance that even if we were able to increase unit sales volumes and sufficiently reduce our costs per unit, that we would be able to maintain or increase revenues or gross margins.

Our growth depends in large part on the growth of the infrastructure for wireless and wireline communications. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our success will depend in large part on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components and A&D. We cannot assure you that the market for these products will grow at all. In the past, there have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless and wireline infrastructure. These trends have had an adverse effect on our operations and caused us in the past to lower our previously announced expectations for our financial results, which caused the market price of our common stock to decrease.

Sirenza anticipates that its future sales growth will primarily depend on the achievement of market share gains and/or the introduction of new product lines. If the economic trends described above were to reoccur, it could result in lower or erratic sales for our products. Significantly lower sales would likely lead to further provisions for excess inventories and further actions by us to reduce our operating expenses. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. Any or all of these actions could have a material adverse effect on the results of our operations and the market price of our securities.

Our common stock price may be extremely volatile.

Our common stock price has been highly volatile since our initial public offering. We expect that this volatility will continue in the future due to factors such as:

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

We do not own or operate a semiconductor fabrication facility. We currently rely on five third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs include Northrup Gruman (formerly TRW) and RF Micro Devices, or RFMD, for gallium arsenide, or GaAs, Atmel for silicon germanium, or SiGe, and TriQuint Semiconductors for our discrete devices. In addition, we recently transferred the fabrication of wafers for our indium gallium phosphide heterojunction bipolar transistor, or InGaP HBT, products to Global Communication Semiconductors, Inc., or GCS. A significant amount of our Amplifier Division products sold in 2002 and 2003 were manufactured in GaAs by Northrup Gruman and SiGe by Atmel. Atmel is currently our sole source supplier for SiGe wafers and has provided us with a commitment for a supply of wafers through September of 2004. The supply agreement with Northrup Gruman provides us with a commitment for a supply of wafers through December 31, 2005. GCS is now our sole source for wafers using the InGaP HBT process technology. GCS is a privately held company with limited operating history. The loss of one of our third-party wafer fabs, in particular Northrup Gruman, Atmel or GCS, or any delay or reduction in wafer supply, will impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which would significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, adversely effecting our results of operations.

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

We periodically evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones or a series of operating losses in excess of GCS’ current business plan, the inability of GCS to continue as a going concern and a reduced valuation as determined by a new financing event. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarter of 2002, we wrote down the value of our investment in GCS by $2.9 million after determining that GCS had experienced an other than temporary decline in value.

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

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, substantially all of our Amplifier Division net revenues in 2003 and 2002 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficient high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Circuit Electronic Industries Public Co., Ltd. (CEI), would significantly damage our business. In addition, increased packaging costs will adversely affect our profitability.

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

We depend on Avnet Electronics Marketing (Avnet) and Acal, distributors and sales representatives for our products, for a significant portion of our sales. The loss of Avnet or Acal as a distributor or sales representative may adversely affect our revenues.

Two distributors who also serve as sales representatives for our products, Acal and Avnet, accounted for a substantial portion of Sirenza’s net revenues in the year ended December 31, 2003. Sales through Acal, including sales to our Acal sales representatives, represented 12% of net revenues while sales to Avnet, including sales to our Avnet Asia sales representative, represented 16% of net revenues in the year ended December 31, 2003. Acal and Avnet distribute Sirenza’s products to a large number of end customers. Sirenza anticipates that sales through Acal and Avnet will continue to account for a substantial portion of its net revenues in the near term. The loss of Avnet or Acal and our failure to develop new and viable distribution relationships would limit our ability to sustain and grow our revenues.

We depend on several large wireless infrastructure OEMs for a significant portion of our sales. The loss of sales to any of these customers could adversely affect our revenues.

Sales to one major OEM customer, Nokia, represented 8% of net revenues in the year ended December 31, 2003. Sales to one additional customer, Solectron, a contract manufacturer for several of our large wireless infrastructure OEM customers, represented 9% of net revenues in the year ended December 31, 2003. In addition, sales to Ericsson, Lucent and Andrew represented a significant amount of revenues for the year ended December 31, 2003. Collectively, wireless infrastructure OEMs such as Andrew, Ericsson, Lucent, Nokia, Motorola and their respective contract manufactures, comprised in excess of 50% of our revenues for the fourth quarter and full year 2003. The loss of any one of these customers could limit our ability to sustain and grow our revenues. In addition, due to competitive pressures, pricing of products for these customers is generally lower than sales to other customers. If these customers were to continue to increase as percentage of our total sales, it could adversely affect our gross margin.

Intense competition in our industry could prevent us from increasing revenues and sustaining profitability.

The RF component industry is intensely competitive in each of the markets we serve and is characterized by the following:

•	rapid technological change;

•	rapid product obsolescence;

•	limited number of wafer fabs for particular process technologies;

•	price erosion; and

•	unforeseen manufacturing yield problems.

With respect to products sold in our Amplifier Division, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, M/A-COM and NEC. We also compete with communications equipment manufacturers, some of whom are our customers, who design RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. With respect to our signal source products, our primary competitors are Alps, M/A-COM and Minicircuits. We expect increased competition both from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. In addition, many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, communications equipment manufacturers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

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

We estimate that the development cycles of some of our products from concept to production could last more than 12 months. We have in the past experienced delays in the release of new products. We may not be able to introduce new products in a timely and cost-effective manner, which would impair our ability to sustain and increase our revenues.

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

We are defendants in litigation matters, as described under the heading “Legal Proceedings” in Part I, Item 3 of this annual report on Form 10-K. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

We may encounter difficulties managing our business in a changing economy.

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

Our future success and ability to compete is dependent in part upon our proprietary information and technology. Although we have patented technology and current patent applications pending, we primarily rely on a combination of contractual rights and copyright, trademark and trade secret laws and practices to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, wafer suppliers, vendors, customers and potential customers, and strictly limit the disclosure and use of other proprietary information. The steps taken by us in this regard may not be adequate to prevent misappropriation of our technology. Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our ability to enforce our patents, copyrights, software licenses and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various countries. When we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us.

Our products could infringe the intellectual property rights of others, and resulting claims against us could be costly and require us to enter into disadvantageous license or royalty arrangements.

Our industry is characterized by the existence of a large number of patents and litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. In addition, our sales agreements often contain intellectual property indemnities, such as patent and copyright indemnities, and our customers may assert claims against us for indemnity if they receive claims alleging that our customers’ products infringe others’ intellectual property rights.

Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us or pay material amounts of damages. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. We may increasingly be subject to infringement claims as the number of our products grows.

Our reliance on foreign suppliers and manufacturers exposes us to the economic and political risks of the countries in which they are located.

Independent third parties in other countries, primarily in Thailand and Malaysia, package substantially all of our semiconductor products and two suppliers in Hong Kong provide the majority of the packaging materials used in the production of our semiconductor components. In addition, we obtain some of our semiconductor wafers from one supplier located in Germany. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	shipment delays, including delays resulting from difficulty in obtaining export licenses;

•	tariffs and other trade barriers and restrictions;

•	political, social and economic instability; and

•	potential hostilities and changes in diplomatic and trade relationships.

In addition, we currently transact business with our foreign suppliers and packagers in U.S. dollars. Consequently, if the currencies of our suppliers’ countries were to increase in value against the U.S. dollar, our suppliers may attempt to raise the cost of our semiconductor wafers, packaging materials and services, and other materials, which could have an adverse effect on our profitability.

A significant portion of our products are sold to international customers either through our distributors or directly, which exposes us to risks that may adversely affect our results of operations.

A significant portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Finland and Sweden. International sales approximated 60% of our net revenues in 2003. Based on information available from our distributors, a significant portion of sales through our distributors were sold to international customers in 2003. Demand for our products in foreign markets could decrease, which could have a materially adverse effect on our results of operations. Therefore, our future operating results may depend on several economic conditions in foreign markets, including:

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

Our founding stockholders control a significant amount of our outstanding common stock. As a result, these stockholders are able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of all of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Our charter and bylaws and Delaware law contain provisions that may delay or prevent a change of control.

Provisions of our charter and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for our securities. These provisions include:

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

Item 2.    Properties

Sirenza’s headquarters are located in Broomfield, Colorado where we lease an aggregate of approximately 75,000 square feet in two buildings. These buildings house our executive and administration offices and research and development, sales and marketing, information technology, warehousing, and manufacturing, assembly and test functions. The lease for these buildings expires in June 2013 although we have an option to terminate the lease early in June 2008. We also maintain four design centers housing general and administrative and research and development functions in California, Arizona and Texas. These design centers encompass (i) approximately 10,000 square feet of office space located in Sunnyvale, California pursuant to a lease that expires in March 2007; (ii) approximately 21,000 square feet of office space in Richardson, Texas (of which we only utilize approximately 50%) pursuant to a lease that expires in July 2006; (iii) approximately 22,000 square feet of office space in Tempe, Arizona (of which we only utilize approximately 14,000 square feet) pursuant to a lease that expires in December 2005; and (iv) approximately 4,200 square feet of office space in Torrance, California pursuant to a lease that expires in November 2004. Sirenza also leases small sales and marketing offices in Oak Brook, Illinois, China and the United Kingdom.

As a result of the acquisition of Xemod, Sirenza also assumed Xemod’s lease obligations through February 2005 for approximately 5,000 square feet of office space in Santa Clara, California. We also continue to lease approximately 3,800 square feet of office space in Ottawa, Canada pursuant to a lease that expires in December 2004. The offices in Santa Clara, California and Ottawa, Canada are not being utilized by Sirenza and have been partially subleased to third parties, but Sirenza remains liable to the landlords for the difference in the monthly rental amount through the lease term and continues to be bound by the existing leases in their entirety. Sirenza is also seeking to sublease unused space in its headquarters, Tempe, Arizona office and Richardson, Texas office.

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

On August 11, 2003, OneSource Financial Corp. filed a complaint against us and John and Susan Ocampo in the District Court for Travis County, Texas. Sirenza was served with the complaint on September 15, 2003 and filed its answer on October 16, 2003. The complaint alleges breach of contract by Sirenza and breach of guaranty by John and Susan Ocampo with respect to an equipment lease entered into in 1999. OneSource alleges that the terms of the lease provided for an automatic renewal of the lease upon expiration of the original term in April 2003 and seeks an additional twelve months of monthly rental payments on the equipment in addition to a fair market value buyout of the equipment, accrued interest, liquidated damages and attorneys’ fees. Sirenza believes OneSource’s claims for breach of contract to be without merit and we intend to defend the case vigorously. However, if we ultimately lose or settle the case, we may be liable for the amounts claimed by OneSource and other costs of litigation. Even if we are entirely successful in the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters Securities

Price Range of Sirenza Microdevices Common Stock

Our common stock has been quoted on The Nasdaq National Market under the symbol “SMDI” since May 25, 2000. The following tables set forth, for the periods indicated, the range of high and low closing prices per share of the common stock as reported on The Nasdaq National Market:

	2003
	High	Low
First quarter	$2.05	$1.10
Second quarter	$2.34	$1.37
Third quarter	$5.12	$1.98
Fourth quarter	$5.95	$3.62

	2002
	High	Low
First quarter	$8.40	$3.81
Second quarter	$6.07	$2.02
Third quarter	$2.00	$1.15
Fourth quarter	$2.06	$1.25

Holders of Record

As of February 29, 2004, there were approximately 1,464 holders of record of our common stock.

Dividend Policy

We have not declared any dividends on our common stock during the last two years. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information regarding the Company’s equity compensation plans as of the end of 2003.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	4,965,171	$1.91	986,840	(1)

Equity Compensation Plans Not Approved By Security Holders	None	Not applicable	None

(1)	Consists of 655,620 shares available for future issuance under the Amended and Restated 1998 Stock Plan, and 331,220 shares available for future issuance under the 2000 Employee Stock Purchase Plan as of the end of the last year. The number of shares available for future issuance under the Amended and Restated 1998 Plan is increased on January 1 of each year by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3% of our outstanding shares as of such date, or (iii) such lesser amount as is determined by the Board of Directors. The number of shares available for future issuance under the 2000 Plan is increased on January 1 of each year by a number of shares equal to the lesser of (i) 350,000 shares, (ii) 1% of our outstanding shares as of such date, or (iii) such lesser amount as is determined by the Board of Directors.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of December 31, 2003, approximately $44.9 million of the net proceeds have been used to purchase property and equipment, make capital lease payments and fund our operating activities. Additionally, the net proceeds have been used in our investing activities, in particular, our acquisitions of Xemod and Vari-L and our investment in GCS. The remaining $4.9 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 6.    Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 have been derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product revenues	$38,510	$20,710	$19,821	$34,427	$17,248
Contract manufacturing revenues	—	—	—	222	817

Total net revenues	38,510	20,710	19,821	34,649	18,065
Cost of revenues:
Cost of product revenues	21,246	8,749	17,440	14,651	9,996
Amortization of deferred stock compensation	90	138	140	153	140

Total cost of revenues	21,336	8,887	17,580	14,804	10,136

Gross profit	17,174	11,823	2,241	19,845	7,929
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $64, $196, $257, $290 and $31 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively.)	8,611	6,960	8,752	7,964	2,274
Sales and marketing (exclusive of amortization of deferred stock compensation of $173, $262, $279, $301 and $56 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively.)	6,365	5,043	5,828	5,940	2,951
General and administrative (exclusive of amortization of deferred stock compensation of $304, $419, $722, $573 and $61 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively.)	6,696	4,914	4,435	4,744	2,089
Amortization of deferred stock compensation	541	877	1,258	1,164	148
In-process research and development (1)	—	2,200	—	—	—
Amortization of acquisition related intangible assets (1)	1,213	48	—	—	—
Restructuring and special charges (1)	434	279	2,670	(282)	2,990
Impairment of investment in GCS (1)	—	2,900	—	—	—

Total operating expenses	23,860	23,221	22,943	19,530	10,452
Income (loss) from operations	(6,686)	(11,398)	(20,702)	315	(2,523)
Interest and other income (expense), net	383	893	3,452	2,353	17
Provision for (benefit from) income taxes	(125)	59	2,336	800	48

Net income (loss) applicable to common stockholders	$(6,178)	$(10,564)	$(19,586)	$1,868	$(2,554)

Accretion of mandatorily redeemable convertible preferred stock	—	—	—	(25,924)	(21,857)
Net income (loss) applicable to common stockholders	$(6,178)	$(10,564)	$(19,586)	$(24,056)	$(24,411)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.19)	$(0.35)	$(0.67)	$(1.09)	$(1.63)

Shares used to compute basic and diluted net income (loss) per share applicable to common stockholders	32,383	29,856	29,133	22,032	15,000

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,468	$12,874	$15,208	$37,683	$10,965
Working capital	15,992	21,923	36,811	52,972	7,746
Total assets	54,132	53,964	64,043	82,306	19,719
Long term obligations, less current portion	56	143	401	1,010	1,299
Mandatorily redeemable convertible preferred stock	—	—	—	—	38,857
Total stockholders’ equity (net capital deficiency)	45,173	44,977	54,013	68,624	(27,912)

(1)	See Sirenza Notes to Consolidated Financial Statements.

Quarterly Results of Operations

The following table presents a summary of our consolidated results of operations for our eight most recent quarters ended December 31, 2003. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K. This information includes all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. Results of operations for any quarter are not necessarily indicative of results for any future period.

Sirenza operates on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on December 31. For presentation purposes, the accompanying interim financial statements refer to the quarter’s calendar month end for convenience. Effective January 1, 2004, Sirenza changed its reporting period to a calendar year with each of the fiscal quarters now ending on the last day of the calendar quarter. The adoption of this change will not be material to Sirenza’s financial position or results of operations.

	Three Months Ended
	December 31, 2003(3)	September 30, 2003(3)	June 30, 2003(3)	March 31, 2003
	(In thousands, except per share data)
Net revenues	$13,295	$10,358	$9,058	$5,799
Gross profit(2)	5,346	4,608	4,202	3,018
Amortization of deferred stock compensation	127	127	123	164
Amortization of acquisition related intangible assets(1)	431	431	303	48
Restructuring charges(1)	—	—	434	—
Loss from operations	(1,398)	(1,557)	(2,336)	(1,395)
Net loss	(1,237)	(1,476)	(2,181)	(1,284)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.07)	$(0.04)
Shares used to compute basic and diluted net loss per share	33,866	33,541	32,119	30,008

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, except per share data)
Net revenues	$5,771	$5,206	$4,863	$4,870
Gross profit(2)	3,016	2,757	2,891	3,159
Amortization of deferred stock compensation	196	265	208	208
In-process research and development(1)	—	2,200	—	—
Amortization of acquisition related intangible assets(1)	48	—	—	—
Restructuring charges(1)	391	(112)	—	—
Impairment of investment in GCS(1)	2,900	—	—	—
Loss from operations	(5,194)	(3,970)	(1,235)	(999)
Net loss	(5,101)	(3,738)	(973)	(752)
Basic and diluted net loss per share	$(0.17)	$(0.13)	$(0.03)	$(0.03)
Shares used to compute basic and diluted net loss per share	29,912	29,869	29,862	29,780

(1)	See Notes to Consolidated Financial Statements.
(2)	In the first, second, third and fourth quarters of 2003, we sold inventory products that had been previously written-down of approximately $439,000, $394,000, $340,000 and $235,000, respectively. In the first, second, third and fourth quarters of 2002, we sold inventory products that had been previously written-down of approximately $563,000, $566,000, $726,000 and $716,000, respectively. As the cost basis for previously written-down inventory is less than the original cost basis when such products are sold, cost of revenues associated with the sale is lower, which results in a higher gross margin on that sale. The amounts of previously written-down inventory products that were sold in the first, second, third and fourth quarters of 2003 and 2002 related to a large number of our products within many of our product families. We recorded provisions for excess inventories for these products as a result of a rapidly declining demand for these products due to customer program cancellations. Subsequently, we began receiving new orders for these products, which were not anticipated at the time we made the decision to record provisions for excess inventories. We expect to sell previously written-down inventory products in future periods. See the Notes to Consolidated Financial Statements and “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.
(3)	As a result of the acquisition of Vari-L in 2003, we consolidated our manufacturing operations and relocated our corporate headquarters to Broomfield, Colorado. Accordingly, we recorded relocation and related costs of $661,000, $243,000 and $148,000 in the second, third and fourth quarters, respectively, to move personnel and equipment to Broomfield, Colorado.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the direction in which our business and products are moving. We then follow this with an overview of the critical factors that affect our sales, cost of sales and operating expenses. This is followed by a discussion of the critical accounting estimates that we believe are important to understand the assumptions and judgments incorporated in our reported financial results. In the next section we discuss the results of our operations for 2003 compared to 2002 and for 2002 to 2001. We then provide an analysis of the changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Financial Condition” and “Contractual Obligations”. We conclude this MD&A with our business outlook section, discussing our outlook for 2004.

This MD&A should be read in conjunction with the other sections of this annual report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data” and “Item 8: Financial Statements”.

Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Item 1 above under “Risk Factors.”

Company Overview

We are a designer and supplier of high performance radio frequency (RF) components for commercial wireless and wireline communications and A&D equipment manufacturers. Sirenza products are also used in applications such as cable television set-top boxes, remote meter readers, RF identification readers and wireless video transmitters. The performance of the RF section of this equipment—which is used to process and amplify the high frequency signals that transmit voice or data—has a significant influence on the overall performance of such systems.

We believe a fundamental value we provide to our commercial and A&D customers is derived from our focus on the needs of infrastructure applications, our wide array of highly engineered products in multiple technologies, and our commitment to support our customers worldwide with sales and application engineering support.

We offer a broad line of products that range in complexity from discrete components to integrated circuits and multi-component modules. Our discrete, IC and MCM products employ a broad array of semiconductor process technologies which allows us to optimize our products for our customer applications.

Our end markets have gone through a significant downturn in the period from 2001 to 2003. Although we were significantly impacted by this downturn, our sales have increased in each of the last two years, driven by new product introductions, increasing our market share and adding complementary products through our strategic acquisitions of other companies and assets.

We sell our products worldwide through a direct sales force and distributors based in the U.S. and Europe. Our distributors sell our products to a large number of end customers. Sirenza’s products are also sold through a worldwide network of independent sales representatives whose orders are fulfilled either by our distributors or by us directly.

We have acquired two companies in the last two years. On September 11, 2002, we acquired Xemod Incorporated, a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. The acquisition strengthened our product portfolio of RF components by adding high power amplifier module products. We have had limited sales of these products to date.

On May 5, 2003, we acquired substantially all of the assets and assumed specified liabilities of Vari-L Company, Inc., a designer and manufacturer of signal source RF components, couplers, and certain components for the A&D market. This acquisition strengthened our product portfolio by adding RF signal source components while strengthening our presence in the A&D markets. The acquisition of Vari-L added a significant level of net revenue to Sirenza in 2003.

After the acquisition of Vari-L, we relocated our corporate headquarters and consolidated our manufacturing facilities in Broomfield, Colorado, which allowed us to achieve significant operational cost synergies.

Historically we have utilized a divisional organization structure. The divisions focused on either specific end markets and/or product types. (See Note 14: “Segments of an Enterprise and Related Information” in Note 14 to our Consolidated Financials Statements for further information on this topic.) Currently we are organized into two product focused divisions. The two divisions are generally focused on the same end markets and customers and are managed separately in order to better manage the research and development and marketing efforts for particular products. The first of these product divisions is the Amplifier Division and its products are primarily IC-based products such as amplifiers, power amplifiers and discrete components. The second product division is the Signal Source Division, and it features, largely MCM-based RF components such as voltage controlled oscillators (VCOs), phase-locked loop synthesizers (PLLs), mixers and signal couplers. We also have a market-focused business unit focused on the A&D market that sells products from both the Amplifier and Signal Source divisions.

Revenue Overview

Historically, a significant amount of our net revenues have been derived from a limited number of customers, including our distributors. In the time period from 1999 to 2001 the majority of our net revenues were derived from sales to our distributors and a private label partner. In the period from 2001 to 2003, our customer base expanded significantly. Significant sales and marketing efforts by the company contributed to a majority of our net revenues being derived from a specific set of large wireless infrastructure original equipment manufacturer customers (OEMs) including Andrew, Ericsson, Lucent and their contract manufacturers. This trend was strengthened in 2003 by the acquisition of Vari-L whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola. We believe that these larger equipment OEMs, and other global OEM suppliers, will continue to account for a majority of our net revenues during the next two years.

We have grown our net revenues through new products, increased market share and by adding complementary products through strategic acquisitions. We expect to follow this same strategy for 2004 and 2005.

In addition to these strategies, we continue to focus on growing sales to customers in the other wireless, broadband wireline end-markets and in A&D markets, through both direct sales and sales through our distribution partners.

Our sales have also shifted in their geographic location. In the period 1999 to 2001 the vast majority of our sales were to the North American region. In the period 2001 through 2003 we broadened our geographic reach so that, by the end of 2003, our sales, on a ship-to basis, were roughly evenly split between Asia, North America and Europe. We anticipate that this balanced geographic mix will continue into 2004 and 2005.

In the 2001 to 2003 timeframe, we had essentially the same group of competitors. For our amplifier products, we most often compete with Agilent, M/A-COM and NEC. The main competitors in our signal source products are Alps, M/A-COM and Minicircuits. During this period, we did not see any significant new competitors enter the market, nor have we seen any significant competitors leave the market.

Another significant trend that occurred from 2002 to 2003 is that our OEM customers started to outsource the manufacturing of their equipment to large contract manufacturers (CMs), including Celestica, Flextronics and Solectron. As a result, our sales are now to both these CM and OEM customers. However, our OEM customers dictate the design and often the pricing and delivery of the products sold to their CMs. When we report customer sales in our public announcements, we attribute all sales to the ultimate OEM customer and not the respective CMs.

For our direct sales and sales through our sales representatives, we recognize revenues when the product has is shipped, title has transferred, and no further obligations remain. Revenues and the related cost of revenues related to distribution sales are deferred until the distributors sell through the products to their end customers.

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until a customer accepts the products.

Cost of Revenues Overview

Cost of revenues consists primarily of costs associated with:

1.	Wafers from third-party wafer fabs for our IC products,

2.	Raw material components from third-party vendors, for both our IC and MCM products,

3.	Packaging for our IC products performed by third-party vendors,

4.	Assembling and testing our MCM products in our facility,

5.	Testing of our IC products in our facility, and

6.	Costs associated with procurement, production control, quality assurance, reliability and manufacturing engineering.

For our IC products, we subcontract our wafer manufacturing and packaging and then perform final testing and tape and reel assembly at our Colorado manufacturing facility. For our MCMs and A&D products, we manufacture, assemble and test products at our manufacturing facility in Colorado.

Historically, we have depended upon a limited number of vendors for semiconductor wafers for our IC products. Most, but not all, of these vendors are on a multi-year contracts on which pricing is set based on volume. For the packaging of our IC products, we have depended on a small number of packaging vendors for a significant majority of our products. We anticipate we will continue to depend on a limited number of vendors for our wafer and packaging requirements.

We have a wider selection of component vendors to choose from in the manufacture of our MCMs. These suppliers are competitive, and they are striving to reduce costs in this area by offering better volume pricing and delivery terms.

We continue to explore the outsourcing of a larger portion of our manufacturing operations. We intend to increase the level of outsourcing manufacturing operations once unit volumes increase to a level that makes outsourcing economically attractive.

Gross Profit and Margin Overview

Our gross profit margin can be influenced by a number of factors, including, but not limited to:

1.	Product features

Historically, customers are willing to pay a premium for new or different features or functionality.

2.	Product type

In the markets that we operate in, historically, IC products have yielded a higher margin than MCMs. Practically speaking, this means in periods in which sales of IC products represent a higher percentage of our total net revenues, our gross margin percentages are likely to be higher.

3.	Sales Channel

Historically, the gross margin on sales to our large OEM customers has been lower than the gross margin on sales through our distribution channel or sales to some of our smaller direct customers. This is primarily due to the bargaining power attendant with large OEM customers and their higher product volumes.

4.	Level of integration of the product

Integration is a key R&D approach to higher functionality and more value-added for a supplier. Oftentimes, due to competitive pressures, the supplier is asked to share a significant amount of the cost savings from such integration with the customer. As a result, the gross margin from more integrated products can be lower than stand alone RF components. The benefit for the supplier is higher average selling prices and higher gross profit (versus margin percentage) and the ability to retain the RF component design socket over the longer term.

5.	The efficiency and effectiveness of our manufacturing operations

Our gross margin for ICs and MCMs is traditionally lower in periods with less volume and higher in periods with high volume. In periods in which volumes are low, our fixed manufacturing overhead costs are allocated to fewer units, thereby decreasing our gross margin when those products are sold. Likewise, in periods in which volumes are high, our fixed manufacturing overhead costs are allocated to more units, thereby increasing the company’s gross margin when those products are sold.

6.	Provision for excess inventories

As discussed in more detail in “Critical Accounting Policies and Estimates,” our cost of revenues and gross margins may be negatively influenced by provisions for excess inventories and positively influenced by the sale of previously written-down inventory products. These actions can have material impacts on cost of sales, gross profit and gross margin. For example, in 2001 our gross profits and gross margin were negatively influenced when we recorded provisions for excess inventories of $7.8 million. Conversely, in 2003 our gross profit and gross margin benefited when we sold $1.4 million of previously written-down inventory products.

We believe that each of the above factors will continue to affect our cost of sales, gross profit and gross margin percentage for the foreseeable future. In addition, the interaction of the factors listed above could have a significant period-to-period effect on our cost of sales, gross profit and gross margin.

Operating Expense Overview

Research and development expenses consist primarily of salaries and salary related expenses for personnel engaged in R&D activities, material costs for prototype and test units and other expenses related to the design, development and testing of our products and, to a lesser extent, fees paid to consultants and outside service providers. We expense all of our R&D costs as they are incurred. Our R&D costs can vary significantly from quarter to quarter depending on the timing and quantities of materials bought for prototype and test units. We consider our investment in new products and technologies to be one of our key competitive advantages. We believe that we must continue to invest at current levels in R&D, as measured in dollars, to maintain this competitive advantage.

We historically have done our R&D in multiple, geographically dispersed sites in North America rather than concentrating in one location. We believe that locating product development at multiple sites allows us to attract key personnel we might not otherwise be able to hire. In addition, we believe that having stand-alone R&D centers allows the personnel there to better concentrate on their development tasks. We will likely continue to do our research and development in multiple R&D centers.

Sales and marketing expenses consist primarily of salaries, commissions and salary related expenses for personnel engaged in marketing, sales and application engineering functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. We pay commissions to our independent sales representatives when revenues from the associated sale are recognized. The nature of our sales and marketing expenditures has changed significantly over time. In the period 1999 to 2001, we were much more dependent on outside commissioned sales representatives and distributors for our sales. Starting in 2001, we invested in increasing the number of direct sales personnel and adding application engineering support for our customers. In particular, to support our customers, we placed both sales and application engineers in various time zones around the world. We believe that our sales force and application engineers provide us with a key competitive advantage. We intend to maintain our investment in the sales and marketing functions in order to sustain our advantage in this area.

General and administrative expenses consist primarily of salaries and salary related expenses for executive, finance, accounting, information technology, and human resources personnel, as well as insurance and professional fees. These expenses are in proportion to the processing needs internal to the company and the requirements of being a publicly traded and reporting company.

Critical Accounting Policies and Estimates

The discussion and analysis below of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies require the most significant judgments and estimates to be made in the preparation of our consolidated financial statements. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition, in particular the deferral of revenue on sales to distributors, the valuation of our net deferred tax assets, and amortization of acquistion-related intangible assets. However, these policies currently do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Non-Marketable Equity Securities:    In the first quarter of 2002, we converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in Global Communication Semiconductors, Inc. (GCS), a privately held semiconductor foundry, in exchange for 12.5 million shares of GCS, approximately 14% of the shares outstanding at the time. The investment was intended to strengthen our supply chain for InGaP and InP semiconductor technologies. In connection with the investment, our President and CEO joined GCS’s seven member board.

On a quarterly basis we evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain milestones, a series of operating losses in excess of GCS’ then current business plan, the inability of GCS to continue as a going concern, a reduced valuation as determined by a new financing event or some combination of the above. Evaluating each of these factors involves a significant amount of judgment on management’s part. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarter of 2002, we wrote down the value of our investment in GCS by $2.9 million after determining that GCS’ value had experienced an other than temporary decline. Our ultimate ability to realize its investment in GCS in the future may be dependent on the market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets receptivity to liquidity events such as initial public offerings or mergers and acquisition activities.

Valuation of Goodwill:    Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the fair value of the net identified tangible and intangible asset acquired. We perform an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to that reporting unit.

Our fair value approach uses two methods, a discounted future cash flow approach and market value approach. The discounted future cash flow model uses estimates of revenue for the business unit, based on estimates of market segment growth rates, estimated costs, and an estimated appropriate discount rate. These estimates are based on historical data, various internal estimates, and various external market sources of information, and our management’s expectations of future trends.

Our market value approach considers our market capitalization and market multiples of revenue for comparable companies in our industry, as determined by management. This information is derived from publicly available sources.

All of these estimates, and to a lesser degree, the selection of comparable publicly traded companies involve a significant amount of judgment. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

Our expectations are that the single most important factor in the accuracy of our estimation will be the overall strength of the market for telecommunication components in our segments of the market, and to a lesser degree the demand for the particular products from Vari-L.

We conducted our annual goodwill impairment analysis in the third quarter of 2003. The estimates that we used assumed that the reporting units would participate in the gradually improving market for radio frequency components in the wireless and wireline infrastructure markets, that Sirenza’s share of those markets would increase, and the profitability of the reporting units would increase over time. We concluded that we did not have any impairment of goodwill based on our then forecasted discounted cash flows, our market capitalization and market multiples of revenue of comparable companies in our industry.

Excess and Obsolete Inventories:    Our provision for excess inventories is based on levels of inventory exceeding the forecasted demand of such products within specific time horizons. We forecast demand for specific products based on the number of products we expect to sell, with such assumptions dependent on our assessment of market conditions and current and expected orders from our customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. The estimation of future demand used in the valuation of inventory is the basis for our announced revenue outlook and our factory loading factors. If forecasted demand decreases based on our estimates or if inventory levels increase disproportionately to forecasted demand, inventory write-downs may be required. Likewise, if we ultimately sell inventories that were previously written-down, we would reduce the previously recorded excess inventory provisions which would have a positive impact on our cost of revenues, gross margin and operating results.

In 2001, in response to the cancellation of several key customer programs and an overall severe and sudden downturn in demand for telecom equipment and components, we recorded a provision for excess inventories of $7.8 million. In 2002 and 2003 certain of these previously cancelled programs were reinstated by our customers and overall, our customers’ demand increased. As a result we were able to sell a total of $2.6 million and $1.4 million of previously written-down inventory products in 2002 and 2003, respectively. Had this inventory been valued at its original cost when sold, our gross margin for 2003 would have been 41% instead of 45%, as reported.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza amplifier and discrete products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Year Ended December 31,	Additions to Written- Down Inventories Charged to Cost of Revenues	Sales of Written- Down Inventories with no Associated Cost of Revenues	Dispositions of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2003	$—	$(1,408)	$(320)	$4,107
2002	$418	$(2,571)	$(516)	$5,835
2001	$7,604	$—	$(481)	$8,504

The demand for our products was extremely volatile in the period of late 2001 to late 2002. As our customers were very unsure of their end demand, they could not provide us a reliable forecast of their demand. Since late 2002, the forecasts from our customers have become more reliable.

The single largest factor affecting the accuracy of our provisions for excess inventories will be the accuracy of our end customers’ forecasts. Affecting these forecasts will be the strength the recovery of the demand for telecommunication components in our market segments. Also impacting it will be the speed at which our products are designed in or out of our customers’ products.

We will ultimately dispose of written-down inventories by either selling such products or scrapping them. We currently expect to continue to sell written-down inventory products in 2004, however, not at the level experienced in 2002, although no assurance can be given in this regard. Similarly, we anticipate that we will scrap additional written-down inventories in the near term.

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Net revenues:	100.0%	100.0%	100.0%
Cost of revenues:
Cost of product revenues	55.2%	42.2%	88.0%
Amortization of deferred stock compensation	0.2%	0.7%	0.7%

Total cost of revenues	55.4%	42.9%	88.7%

Gross profit	44.6%	57.1%	11.3%
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation)	22.4%	33.6%	44.2%
Sales and marketing (exclusive of amortization of deferred stock compensation)	16.5%	24.4%	29.4%
General and administrative (exclusive of amortization of deferred stock compensation)	17.4%	23.7%	22.4%
Amortization of deferred stock compensation	1.4%	4.2%	6.3%
In-process research and development	0.0%	10.6%	0.0%
Amortization of acquisition related intangible assets	3.2%	0.2%	0.0%
Restructuring and special charges	1.1%	1.4%	13.5%
Impairment of investment in GCS	0.0%	14.0%	0.0%

Total operating expenses	62.0%	112.1%	115.8%

Loss from operations	(17.4)%	(55.0)%	(104.4)%
Interest and other income (expense), net	1.0%	4.3%	17.4%
Provision for (benefit from) income taxes	(0.3)%	0.3%	11.8%

Net loss	(16.1)%	(51.0)%	(98.8)%

Comparisons of 2003 to 2002 and 2002 to 2001

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Direct	75%	47%	45%
Distribution	25%	53%	55%

Total	100%	100%	100%

United States	40%	57%	75%
Asia	26%	16%	7%
Europe	30%	22%	17%
Other	4%	5%	1%

Total	100%	100%	100%

Net revenues increased to $38.5 million in 2003 from $20.7 million in 2002. This increase was primarily the result of the acquisition of Vari-L, which closed on May 5, 2003. Net revenues attributable to our Signal Source Division, which consists primarily of signal source multi-component module products acquired in the Vari-L acquisition, totaled $14.8 million in 2003. The increased signal source product sales also were primary contributors to the revenue increases in Asia-Pacific, European and direct net revenues.

In addition to the increase in sales attributable to the signal source products, we also increased sales of our integrated circuit products. This increase in sales was attributable to a strengthening of customers’ end markets, increased market share and penetration of new market segments.

The decrease in distribution net revenues in 2003 compared to 2002 is primarily attributable to the realignment of our distribution channel in 2003. In the second quarter of 2003, we realigned our worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, we terminated our existing distribution agreement with Richardson Electronics Laboratories and entered into new distribution agreements. In Europe we now have an agreement with with Acal, plc, a leading value-added distributor with operations in Europe. In North America, in the third quarter of 2003, we entered into sales and distribution agreements with two distributors, Nu Horizons and RFMW.

While the transition in distributors did have a slightly negative effect on our sales in 2003, we believe distributor’s sales will increase in 2004.

Net revenues increased to $20.7 million in 2002 from $19.8 million in 2001. This increase was primarily the result of increased demand for our products by leading wireless infrastructure OEMs primarily in Europe and Asia. We increased our world-wide customer sales support capabilities in 2002 by establishing a sales office in Stockholm, Sweden, and a customer support office in Shenzhen, China to support some of our foreign customer accounts. Also contributing to the increase in net revenues was a favorable mix of product sales in 2002. Sirenza also experienced a slight increase in net revenues in 2002 as a result of the acquisition of Xemod, which closed on September 11, 2002. Net revenues attributable to Xemod subsequent to the closing of the acquisition totaled $394,000. Partially offsetting the increases above were declines in net revenues from a private label reseller, Minicircuits Laboratories, who made no purchases in 2002, and one direct customer, Pace Micro Technology PLC, as a result of downturns in the their businesses.

Cost of Revenues

Cost of revenues increased to $21.3 million in 2003 from $8.9 million in 2002 primarily as a result of costs associated with manufacturing the signal source products acquired in the acquisition. Cost of revenues attributable to our signal source products totaled $9.5 million for in 2003. Other contributory factors included additional costs for our power amplifier products of $714,000. In addition, in 2003, we sold inventory products that were previously written-down of approximately $1.4 million compared to $2.6 million in 2002. Operations personnel increased to 138 at December 31, 2003 from 41 at December 31, 2002.

Cost of revenues decreased to $8.9 million in 2002 from $17.6 million in 2001 primarily as a result of lower provisions for excess inventories and related charges, which lowered costs by approximately $7.4 million. Other contributory factors were lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001. In addition, in 2002, we sold inventory products that were previously written-down of approximately $2.6 million. The decrease in cost of revenues in 2002 compared to 2001 was partially offset by an increase in cost of revenues attributable to the acquisition of Xemod, which added costs of approximately $613,000 subsequent to the date of acquisition, or September 11, 2002. Operations personnel increased to 41 at December 31, 2002 from 29 at December 31, 2001.

Gross Profit

Gross profit increased to $17.2 million in 2003 from $11.8 million in 2002. The increase in gross profit was primarily attributable to additional gross profit resulting from the acquisition of Vari-L. Gross margin decreased to 45% in 2003 from 57% in 2002. The decrease in gross margin is primarily attributable to additional costs associated with our Signal Source Division, which consists primarily of historical Vari-L products. The gross margin on sales of our Signal Source Division products is typically lower than our gross margin on sales of our Amplifier Division products. Additionally, in 2003 we experienced fewer sales of previously written-down inventories. Sales of previously written-down resulted in a 4% increase to our gross margin in 2003 compared to a 12% increase in gross margin in 2002.

Gross profit increased to $11.8 million in 2002 from $2.2 million in 2001. Gross margin increased to 57% in 2002 from 11% in 2001. The increase in gross margin is primarily attributable to lower provisions for excess inventories and other contributory factors such as the sale of previously written-down inventories and lower manufacturing spending as a result of cost reduction actions implemented in the second half of 2001. Sales of previously written-down inventory products totaled $2.6 million in 2002, which resulted in an increase to our gross margin of approximately 12%. Had this inventory been valued at its original cost when sold, our gross margin would have been 45% instead of 57%, as reported.

Operating Expenses

Research and Development.    Research and development expenses increased to $8.6 million in 2003 from $7.0 million in 2002. This increase is primarily attributable to the costs of additional personnel, services, depreciation and facilities relating to the new Signal Source Division. Salaries and salary related research and development expenses increased by approximately $1.2 million in 2003 compared to 2002. Research and development personnel increased to 56 at December 31, 2003 from 37 at December 31, 2002.

Research and development expenses decreased from $8.8 million in 2001 to $7.0 million in 2002. The 2001 number was higher because it included abandoned and impaired research and development equipment and software charges of $1.2 million and other contributory factors such as lower salaries and salary related expenses in 2002, which reduced cost by approximately $600,000, and lower expenses for engineering materials. Research and development personnel increased to 37 at December 31, 2002 from 33 at December 31, 2001.

Sales and Marketing.    Sales and marketing expenses increased to $6.4 million in 2003 from $5.0 million in 2002. This increase is primarily attributable to the costs of additional personnel, services, outside sales representative commissions, and facilities relating to the new Signal Source Division. Salaries and salary related sales and marketing expenses increased by approximately $596,000 in 2003 compared to 2002. Sales, marketing and applications engineering personnel increased to 34 at December 31, 2003 from 24 at December 31, 2002.

Sales and marketing expenses decreased to $5.0 million in 2002 from $5.8 million in 2001. This decrease is primarily the result of lower advertising expenses, which reduced costs by approximately $657,000, and other contributory factors such as lower commissions to outside sales representatives, which reduced costs by approximately $194,000. Partially offsetting this decrease was an increase in salaries and salary-related expenses. Sales, marketing and applications engineering personnel increased to 24 at December 31, 2002 from 17 at December 31, 2001.

General and Administrative.    General and administrative expenses increased to $6.7 million in 2003 from $4.9 million in 2002. This increase is primarily attributable to the costs of additional personnel, services and facilities relating to the new Signal Source Division and to a lesser extent, relocation and related costs of approximately $436,000 to move administrative personnel from Sunnyvale, California to Broomfield, Colorado. Salaries and salary related general and administrative expenses increased by approximately $1.2 million in 2003 compared to 2002. General and administrative personnel increased to 28 at December 31, 2003 from 19 at December 31, 2002.

General and administrative expenses increased to $4.9 million in 2002 from $4.4 million in 2001. This increase is primarily attributable to higher professional fees, which added costs of approximately $294,000. Professional fees increased in 2002 compared to 2001 as a result of higher legal fees associated with our investment in GCS, patent filings, the option exchange program and our class action lawsuit. In addition, we experienced higher fees associated with directors’ and officers’ insurance premiums. General and administrative personnel increased to 19 at December 31, 2002 from 16 at December 31, 2001.

Amortization of Deferred Stock Compensation.    During the years ended December 31, 2003, 2002 and 2001 we recorded $631,000, $1.0 million and $1.4 million, respectively, of deferred stock compensation. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $138,000 in the second quarter of 2003 and by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The deferred stock compensation will be fully amortized in the first quarter of 2004.

In-Process Research and Development.    In the third quarter of 2002, we recorded in-process research and development (IPR&D) charges of $2.2 million in connection with the acquisition of Xemod.

Amortization of Acquisition Related Intangible Assets.    The acquisition of Vari-L included approximately $6.0 million amortizable intangible assets including developed product technology ($4.8 million), customer relationships ($870,000) and committed customer backlog ($310,000). We are amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months. We are amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months and are amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months, which represents the useful life of each acquired intangible asset.

In the third quarter of 2002, we acquired Xemod for approximately $4.9 million in cash and accrued transaction costs. Of the total purchase price, $770,000 has been allocated to amortizable intangible assets including patented core technologies of $700,000 and internal-use software of $70,000. We are amortizing the patented core technologies on a straight-line basis over a period of three to five years and the internal-use software on a straight-line basis over a period of three years, which represents the useful life of each acquired intangible asset.

In 2003 and 2002, we recorded amortization of $1.2 million and $48,000 related to our acquired intangible assets. There was minimal amortization of acquisition-related intangible assets in 2002 and none in 2001.

Restructuring and Special Charges.    In the second quarter of 2003, as a result of the acquisition of Vari-L, the resulting new focus of Sirenza and a new management structure, Sirenza incurred a restructuring charge of $1.0 million, primarily related to a workforce reduction and costs of exiting excess facilities. This restructuring plan was approved by management with the appropriate level of authority.

As part of the same process that led to the restructuring we decided to reoccupy a facility in Sunnyvale, California, the costs of which had been included in our 2001 restructuring which is explained below. We determined that $596,000 of our 2001 restructuring liability accrual was no longer necessary as of June 30, 2003. We adjusted our restructuring liability accordingly. The net restructuring charge in 2003 totaled $434,000.

In the fourth quarter of 2002, as a result of continued softness in the wireless telecommunications industry management of Sirenza approved and committed to a restructuring plan including the termination of certain employees and exiting excess facilities. Accordingly, we recorded a restructuring charge of $391,000.

In the fourth quarter of 2001, we approved a restructuring plan in response to announcements by companies throughout the worldwide telecommunication industry of slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by our customers and efforts to lower their component inventory levels. These actions by our customers resulted in a slowdown in shipments and a reduction in visibility regarding future sales and caused us to revise our cost structure given the then revised revenue levels. As a result, in the fourth quarter of 2001, we incurred a restructuring charge of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities.

At each balance sheet date, we evaluate our estimated restructuring accrual for appropriateness. In the third quarter of 2002, we determined that $112,000 of our restructuring accrual was no longer appropriate and adjusted our restructuring liability accordingly.

Impairment of investment in GCS.    In the fourth quarter of 2002, we concluded that there were indicators of an other than temporary impairment of our investment in GCS and wrote down the value of our investment in GCS by $2.9 million. Please see our “Critical Accounting Policies and Estimates” section of this MD&A and our Notes to Consolidated Financial Statements for more information pertaining to our investment in GCS.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $383,000 in 2003, $893,000 in 2002 and $3.5 million in 2001. The decrease in net interest and other income in 2003 compared 2002 is primarily attributable to a reduction in our cash and cash equivalents and available for sale securities and lower interest rates.

Net interest and other income was higher in 2001 compared to 2002 primarily as a result of proceeds received from the settlement of a trademark dispute in 2001. In addition, the decrease in 2002 was also attributable to the reduction in our cash and cash equivalents and available-for-sale securities and lower interest rates in 2002.

Provision for (Benefit from) Income Taxes

From 1985 through October 1999, the Company was organized as a Subchapter S corporation for federal tax reporting purposes. In October 1999, the Company’s election to be treated as an S corporation under the Internal Revenue Code was revoked.

We recorded a $125,000 benefit from income taxes in 2003. The income tax benefit resulted from a reversal of $139,000 of previously accrued Canadian income taxes in the fourth quarter of fiscal 2003 in connection with the closeout of prior year Canadian income tax audits and the evaluation by management of future Canadian income tax reserve requirements. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes is due primarily to an increase in our valuation allowance for deferred tax assets, nondeductible amortization of stock based compensation and the net effect of the foreign income taxes incurred in taxable jurisdictions in which we operated offset by the reversal of previously accrued Canadian income taxes.

We recorded a $59,000 provision for foreign income taxes in 2002. The difference between our provision for income taxes in 2002 and the tax benefit that would be derived from applying the federal statutory rate to the loss before taxes, is primarily due to foreign income taxes, an increase in our valuation allowance for deferred tax assets, non-deductible amortization of deferred stock compensation and a non-deductible in-process research and development charge related to the acquisition of Xemod.

We recorded a $2.3 million provision for income taxes in 2001. The difference between our provision for income taxes in 2001 and the tax benefit that would be derived from applying the federal statutory rate to the loss before taxes, is primarily due to an increase in our valuation allowance for deferred tax assets recorded in 2001 and prior years and non-deductible amortization charges for deferred stock compensation.

As of December 31, 2003, we had deferred tax assets of approximately $41.7 million. We recorded a valuation allowance equal to the excess of the deferred tax assets over the deferred tax liabilities as management was unable to determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance increased by approximately $4.9 million, $12.3 million and $19.4 million in 2003, 2002 and 2001, respectively.

Approximately, $12.5 million of the valuation allowance is attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of our acquired subsidiary and then income tax expense. Approximately, $14.4 million of our valuation allowance was attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when and if realized.

As of December 31, 2003, we had net operating loss carryforwards for federal and state tax purposes of approximately $74.4 million and $23.4 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $1.4 million and $1.1 million, respectively. The federal and state net operating loss carryforwards will expire at various times beginning in 2020 and 2010, respectively, if not utilized. The tax credit carryforwards will expire at various times beginning in 2009 if not utilized.

As of December 31, 2003, we had Canadian investment tax credit carryforwards of approximately $832,000. The investment tax credits will expire beginning in 2010 if not utilized. We also had Canadian federal and provincial net operating loss carryforwards of approximately $81,000 and $416,000, respectively. The Canadian federal and provincial net operating losses carryforward indefinitely.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock, (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. As of December 30, 2003, we had cash and cash equivalents of $7.5 million, short-term investments of $2.0 million and long-term investments of $4.0 million. At December 31, 2003, our working capital approximated $16.0 million. At December 31, 2003 total short-term and long-term debt totaled $121,000 and represented less than one percent of stockholders’ equity.

Operating activities used cash of $6.5 million in 2003, $4.8 million in 2002 and $6.4 million in 2001. Working capital uses of cash in 2003 included increases in accounts receivable and inventories and decreases in accrued restructuring and deferred margin on distributor inventory. As explained more fully in the “Business Overview” section above, our sales increased in 2003 over 2002 and the customers to whom we sell also changed. In reaction to, and in support of, the revenue increase, our accounts receivable and inventories increased and our deferred margin on distributor inventory decreased.

Our shift in 2003 towards direct customers and away from distribution sales, led to our days’ sales outstanding increasing from 25 days as we exited 2002 to 53 days as we exited 2003. The rising sales towards the end of 2003 led to higher days’ sales outstanding and higher inventory turns.

We expect our days’ sales outstanding to be in the low 50 day range and inventory turns will be in the three to four range in 2004.

The decrease in accrued restructuring was primarily related to severance payments made to terminated employees, resulting from the relocation of Sirenza’s headquarters and manufacturing operations to Broomfield, Colorado. Working capital sources of cash included an increase in accounts payable as a result of increased purchasing activity subsequent to the acquisition of Vari-L.

Net cash provided by investing activities totaled $481,000 in 2003, $2.7 million in 2002 and used cash of $18.9 million in 2001. The increase in cash provided by investing activities in 2003 and 2002 was primarily attributable to net sales and maturities of available for sale securities. Additionally, in 2003 we used cash of approximately $7.6 million related for our acquisition of Vari-L. Capital expenditures increased to $3.0 million in 2003 from $771,000 in 2002 primarily as a result of leasehold improvement costs associated with the move of our manufacturing operations and corporate headquarters to a new facility in Broomfield, Colorado.

Cash provided by financing activities totaled $624,000 in 2003 and $2.8 million in 2001. Cash used in financing activities totaled $206,000 in 2002. The major financing inflow of cash in all three years was related to proceeds from employee stock plans. We expect cash received from employee stock plans to increase in periods in which our stock price is higher and decrease in periods in which our stock price is lower. The major financing use of cash in all three years was for principal payments on capital lease obligations. We expect this amount to decrease in the near future as our capital lease obligations recorded on our balance sheet totaled $121,000 as of December 31, 2003.

We added to net cash in the fourth quarter of 2003 and we expect to be cash flow positive for 2004. Under the current economic and telecommunications market conditions, and the current company structure, we expect that we will be able to fund our working capital and capital expenditure needs for 2004 from the cash generated by the company. Other sources of liquidity that may be available to us are the leasing of capital equipment, a line of credit at a commercial bank, or the sale of company securities. On January 30, 2004, we filed a shelf registration for the sale of company securities with the Securities and Exchange Commission. If we draw on these additional sources of liquidity and capital resources to grow our business, execute our operating plans, or acquire complementary technologies or businesses, it could result in lower profitability and/or additional dilution to our stockholders or additional costs to Sirenza.

Contractual Obligations

As of December 31, 2003, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease commitments	$138	$79	$59	$—	$—
Operating lease commitments	$4,547	$1,468	$2,267	$812	$—
Purchase commitments	$454	$454	$—	$—	$—

Total (1)	$5,139	$2,001	$2,326	$812	$—

(1)	Total does not include certain purchase obligations as discussed below.

Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. We include in purchase commitments contractual obligations we have with our vendors who supply us with our wafer requirements for IC-based products. Because the wafers we purchase are unique to these suppliers and involve significant expense, our agreements with these suppliers prohibit cancellation subsequent to the production release of the products in our suppliers’ manufacturing facilities, regardless of whether our end customers cancel orders with us or our requirements are reduced. Purchase orders or contracts for the purchase of raw materials, other than wafer requirements for IC-based products, and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within short time horizons. Except for wafers for our IC-based products, we do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

We expect to fund these commitments with cash flows from operations. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2003, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Business Outlook

Our expectations for 2004 are cautiously optimistic. Starting in the third quarter of 2003, we have seen a marked increase in the demand for our products across a broad spectrum of customers and applications and for a wide variety of our products. At this time, it is uncertain whether this increase in sales represents a significant, fundamental upturn in demand from our end customers, or a short-term upturn, which is a critical factor in assessing our financial outlook for 2004.

The primary factors affecting our revenue outlook for 2004 will be the recovery of the overall communications market, the demand from our customers for new products being introduced by both our Amplifier and Signal Source divisions, and the growth of sales in our A&D business unit. In addition to these key factors, we expect the trend towards the large wireless OEMs outsourcing their manufacturing to CMs will continue; we anticipate increased sales orders from the emerging China-based infrastructure OEMs; and we may see increased sales orders from our wireline customers. We are also targeting an increase in our sales in the North America distribution channel, so that our distribution channel will contribute increased sales for 2004.

We do not currently expect to see any significant competitive landscape changes, in either competitors or product offerings.

The most significant influences on our outlook for gross margin percent will be the factors mentioned earlier, i.e. product features, product type, sales channel, level of integration of the product, the efficiency and effectiveness of our manufacturing operations, and the provision for excess inventory. The improvement of our gross profit and gross margin percent is one of our key goals for 2004.

With respect to operating expenses, the single largest factor affecting our operating expenses will be the recovery in our customers’ end markets. If the increase in sales orders we saw in the latter part of 2003 fails to continue in 2004, we anticipate taking actions to adjust operating expenses accordingly.

As mentioned earlier in this MD&A, we believe our continued success is dependent on technological advancement, including developing new technologies and strategic products for our various market segments. This will be driven by our research and development spending in 2004. Our research and development expenses could vary significantly from quarter to quarter depending on the timing of wafer purchases and mask sets.

Regarding general and administrative expense, the most significant factor that might impact our estimates will be the amount and timing of the cost for complying with the new Sarbanes-Oxley regulations, particularly the implementation of Section 404 requirement for auditor attestation regarding our disclosure controls and procedures.

For other significant factors that could affect our financial performance in 2004 please see the section entitled “Risk Factors” under Item 1 above.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Historically, our sales have been made to predominantly U.S.-based customers and distributors in U.S. dollars. In 2003, although 60% of our sales were to non-U.S. based customers and distributors, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. However, we continue to and expect in future periods to expand selling into foreign markets, including Europe and Asia. Because Sirenza’s sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make its products less competitive in foreign markets.

At December 31, 2003, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, short-term investments and long-term investments. For example, a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $75,000.

Item 8.    Financial Statements and Supplementary Data

The unaudited quarterly results of operations for our two most recent fiscal years are contained in Part II, Item 6 of this annual report and are incorporated herein by this reference.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Sirenza Microdevices, Inc.

We have audited the accompanying consolidated balance sheets of Sirenza Microdevices, Inc. as of December 31, 2003, and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index as Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirenza Microdevices, Inc. at December 31, 2003, and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California

January 21, 2004

SIRENZA MICRODEVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$7,468	$12,874
Short-term investments	1,999	8,996
Accounts receivable, net of allowance for doubtful accounts of $92 and $42 at December 31, 2003 and 2002	7,838	1,577
Inventories	6,497	2,719
Loans to Vari-L	—	3,417
Other current assets	1,093	1,184

Total current assets	24,895	30,767
Property and equipment, net	9,685	6,686
Long-term investments	4,015	9,025
Investment in GCS	4,600	4,600
Vari-L acquisition costs and other assets	1,189	1,427
Acquisition related intangibles, net	5,529	722
Goodwill	4,219	737

Total assets	$54,132	$53,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,379	$1,714
Accrued compensation and other expenses	2,530	2,790
Deferred margin on distributor inventory	1,042	2,028
Accrued restructuring	887	1,853
Capital lease obligations, current portion	65	459

Total current liabilities	8,903	8,844
Capital lease obligations	56	143
Other long-term liabilities	—	—

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares—5,000,000 at December 31, 2003 and 2002
Issued and outstanding shares—none at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value:
Authorized shares—200,000,000 at December 31, 20023 and 2002
Issued and outstanding shares—34,110,226 and 30,006,632 at December 31, 2003 and 2002	34	30
Additional paid-in capital	134,705	129,104
Deferred stock compensation	(3)	(772)
Treasury stock, at cost	(165)	(165)
Accumulated deficit	(89,398)	(83,220)

Total stockholders’ equity	45,173	44,977

Total liabilities and stockholders’ equity	$54,132	$53,964

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net revenues:	$38,510	$20,710	$19,821
Cost of revenues:
Cost of product revenues	21,246	8,749	17,440
Amortization of deferred stock compensation	90	138	140

Total cost of revenues	21,336	8,887	17,580

Gross profit	17,174	11,823	2,241
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $64, $196 and $257 for the years ended December 31, 2003, 2002 and 2001, respectively)	8,611	6,960	8,752
Sales and marketing (exclusive of amortization of deferred stock compensation of $173, $262 and $279 for the years ended December 31, 2003, 2002 and 2001, respectively)	6,365	5,043	5,828
General and administrative (exclusive of amortization of deferred stock compensation of $304, $419 and $722 for the years ended December 31, 2003, 2002 and 2001, respectively)	6,696	4,914	4,435
Amortization of deferred stock compensation	541	877	1,258
In-process research and development	—	2,200	—
Amortization of acquisition related intangible assets	1,213	48	—
Restructuring and special charges	434	279	2,670
Impairment of investment in GCS	—	2,900	—

Total operating expenses	23,860	23,221	22,943

Loss from operations	(6,686)	(11,398)	(20,702)
Interest expense	39	66	123
Interest and other income, net	422	959	3,575

Loss before income taxes	(6,303)	(10,505)	(17,250)
Provision for (benefit from) income taxes	(125)	59	2,336

Net loss	$(6,178)	$(10,564)	$(19,586)

Basic and diluted net loss per share	$(0.19)	$(0.35)	$(0.67)

Shares used to compute basic and diluted net loss per share	32,383	29,856	29,133

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2000	27,204,739	$27	$125,286	$(3,619)	$(53,070)	$68,624
Forfeiture of deferred stock compensation			(434)	434
Amortization of deferred stock compensation	—	—	—	1,398	—	1,398
Common stock issued under employee stock plans	2,522,711	3	3,574	—	—	3,577
Net loss and comprehensive net loss	—	—	—	—	(19,586)	(19,586)

Balance at December 31, 2001	29,727,450	$30	$128,426	$(1,787)	$(72,656)	$54,013
Amortization of deferred stock compensation	—	—	—	1,015	—	1,015
Common stock issued under employee stock plans	379,182	—	678	—	—	678
Purchase of treasury shares	(100,000)	—	(165)	—	—	(165)
Net loss and comprehensive net loss	—	—	—	—	(10,564)	(10,564)

Balance at December 31, 2002	30,006,632	$30	$128,939	$(772)	$(83,220)	$44,977
Forfeiture of deferred stock compensation			(138)	138		—
Amortization of deferred stock compensation				631		631
Common stock issued under employee stock plans	848,937	1	1,110			1,111
Shares issued in connection with acquisition	3,254,657	3	4,629			4,632
Net loss and comprehensive net loss	—	—	—	—	(6,178)	(6,178)

Balance at December 31, 2003	34,110,226	$34	$134,540	$(3)	$(89,398)	$45,173

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Operating Activities
Net loss	$(6,178)	$(10,564)	$(19,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,916	2,956	2,879
Deferred tax assets	—	—	2,277
Amortization of deferred stock compensation	631	1,015	1,398
Abandoned and impaired equipment	—	—	1,618
Retirement of property and equipment	—	79
In-process research and development	—	2,200
Gain on sale of property and equipment	(112)	—	—
Impairment of investment in GCS	—	2,900
Changes in operating assets and liabilities:
Accounts receivable	(4,059)	(265)	2,788
Inventories	(1,760)	(679)	5,213
Other assets	256	(236)	(65)
Accounts payable	1,957	(56)	(607)
Accrued expenses	(210)	4	(1,146)
Accrued restructuring	(966)	(573)	2,155
Deferred margin on distributor inventory	(986)	(1,603)	(3,311)

Net cash used in operating activities	(6,511)	(4,822)	(6,387)

Investing Activities
Purchases of available-for-sale securities	(21,500)	(133,789)	(52,032)
Proceeds from sales/maturities of available-for-sale securities	33,507	151,944	36,504
Purchases of property and equipment	(3,042)	(771)	(3,394)
Proceeds from the sale of property and equipment	112	—	—
Purchase of Xemod, net of cash received	28	(4,720)	—
Vari-L loans and acquisition costs, net of amounts accrued	—	(3,844)	—
Purchase of Vari-L, net of amounts accrued	(7,624)	—	—
Increase in restricted cash	(1,000)	—	—
Investment in GCS	—	(6,126)	—

Net cash provided by (used in) investing activities	481	2,694	(18,922)

Financing Activities
Principal payments on capital lease obligations	(488)	(719)	(743)
Purchase of treasury shares	—	(165)	—
Proceeds from employee stock plans	1,112	678	3,577

Net cash provided by (used in) financing activities	624	(206)	2,834
Decrease in cash and cash equivalents	(5,406)	(2,334)	(22,475)
Cash and cash equivalents at beginning of period	12,874	15,208	37,683

Cash and cash equivalents at end of period	$7,468	$12,874	$15,208

Supplemental disclosures of cash flow information
Cash paid for interest	$39	$66	$123
Cash recovered (paid) for income taxes	$—	$—	$1,359

Supplemental disclosures of noncash investing and financing activities
Common stock issued in connection with Vari-L acquisition	$4,654
Assumption of Vari-L loan receivable	$3,417
Forfeiture of deferred stock compensation	$138	$—	$434
Conversion of GCS loan receivable	$—	$1,374	$—

See accompanying notes.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.    Organization and Summary of Significant Accounting Policies

Description of Business

The Company was incorporated in California and began operations in 1985 as Matrix Microassembly Corporation. The Company subsequently reincorporated in Delaware and, in September 2001, changed its name to Sirenza Microdevices, Inc. The Company is a leading designer of high performance RF components for the telecommunications markets. The Company’s products are used primarily in wireless communications equipment to enable and enhance the transmission and reception of voice and data signals, and are also utilized in broadband wireline and terminal applications. The Company’s product lines include amplifiers, power amplifiers, discrete devices, RF signal processing components, signal source components, hi-rel components, fiber optic components, and high-performance multi-component modules (MCMs) for transmit and receive applications.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency for its foreign wholly owned subsidiaries in Canada and the United Kingdom and its representative office in China. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates and revenues and expenses are remeasured at average exchange rates in effect during the period. Transaction gains and losses resulting from the process of remeasurement were not material in any period presented.

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

Advertising Expenses

The Company expenses its advertising costs in the period in which they are incurred. Advertising expense was $247,000 in 2003, $298,000 in 2002 and $955,000 in 2001.

Shipping and Handling

Costs related to the shipping and handling of the Company’s products are included in cost of sales for all periods presented.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

Cash equivalents consist of financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company’s cash and cash equivalents as of December 31, 2003 and 2002 consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. Cash equivalents are carried at cost, which approximates fair value. Short-term investments and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. At December 31, 2003 and 2002, all of the Company’s available-for-sale securities were invested in financial instruments with a rating of A-1 and P-1 or 3A, as rated by Moody’s or Standard & Poor’s, respectively. The estimated fair market values of cash equivalents, short-term investments and long-term investments are based on quoted market prices. The cost of cash equivalents, short-term investments and long-term investments approximated fair market value and there were no significant gross unrealized gains or losses at December 31, 2003 and 2002.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Cash equivalents, short-term investments and long-term investments as of December 31, 2003 and 2002 were as follows (in thousands):

	December 31, 2003		December 31, 2002
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Money market funds	$1,447	$1,447	$2,843	$2,843
Federal agency and related securities	11,007	11,007	28,005	28,005

	$12,454	$12,454	$30,848	$30,848

Included in cash equivalents	$6,440	$6,440	$12,827	$12,827
Included in short-term investments	1,999	1,999	8,996	8,996
Included in long-term investments	4,015	4,015	9,025	9,025

	$12,454	$12,454	$30,848	$30,848

The amortized cost and estimated fair value of investments in debt securities as of December 31, 2003 and 2002, by contractual maturity, were as follows (in thousands):

	December 31, 2003		December 31, 2002
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in 1 year or less	$8,439	$8,439	$21,823	$21,823
Due in 1-2 years	4,015	4,015	9,025	9,025

Total investments in debt securities	$12,454	$12,454	$30,848	$30,848

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, long-term investments, accounts receivable and restricted cash. The Company places its cash equivalents, short-term investments, long-term investments and restricted cash with high-credit-quality financial institutions, primarily in money market accounts and federal agency and related securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company has not experienced any material losses on its cash equivalents, short-term investments, long-term investments or restricted cash.

Accounts receivable are primarily derived from revenue earned from customers located in the United States, Europe and Asia. Sales to foreign customers are denominated in U.S. dollars, minimizing currency risk to the Company. In addition, certain sales to foreign customers are transacted on letter of credit terms, thereby minimizing credit risk to the Company. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Due to the Company’s credit evaluation and collection process, bad debt expenses have not been significant, however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers could have a material adverse effect on the Company’s results of operations. At December 31, 2003 one customer located in the Europe accounted for 15% of gross accounts receivable and one customer located primarily in Asia accounted for 18% of gross accounts receivable.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

A relatively small number of customers account for a significant percentage of the Company’s net revenues. For the year ended December 31, 2003, two customers accounted for approximately 16% and 12% of net revenues, respectively. Additionally, for the year ended December 31, 2003, the Company’s top ten customers accounted for approximately 80% of net revenues. For the year ended December 31, 2002, three customers accounted for approximately 37%, 16% and 13% of net revenues, respectively. For the year ended December 31, 2001, four customers accounted for approximately 39%, 19%, 16% and 10% of net revenues, respectively. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of net revenues for the foreseeable future.

Currently, the Company relies on a limited number of suppliers of materials and labor for the significant majority of its Amplifier Division product inventory but is pursuing alternative suppliers. As a result, should the Company’s current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

Concentrations of Other Risks

The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both domestic and international; economic conditions specific to the telecommunications industry, in particular the wireless infrastructure markets; economic conditions specific to the aerospace and defense industry; demand for the Company’s products; the ability of the Company to mitigate downward pricing pressure; the timely introduction of new products; the ability to manufacture efficiently; manufacturing capacity; the ability to safeguard intellectual property and secure patents in a rapidly evolving market; reliance on wafer fabrication and assembly subcontractors, distributors and sales representatives. As a result, the Company experiences substantial period-to-period fluctuations.

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

In the third quarter of 2001, the Company recorded a provision for excess inventories totaling $4.5 million. This excess inventory charge was due to a significant decrease in forecasted demand for the Company’s products and was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

In 2003, the Company sold previously written-down inventory products with an original cost of approximately $1.4 million. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. For example, had this inventory been valued at its original cost when sold, the Company’s gross margin would have been 41% instead of 45%, as reported, for the year ended December 31, 2003. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows:

	December 31,
	2003	2002
	(in thousands)
Inventories:
Raw materials	$2,868	$295
Work-in-process	2,394	1,221
Finished goods	1,235	1,203

Total	$6,497	$2,719

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

Property and equipment are as follows:

	December 31,
	2003	2002
	(in thousands)
Property and equipment:
Machinery and equipment	$15,451	$11,180
Computer equipment and software	2,195	1,985
Furniture and fixtures	1,100	417
Leasehold improvements	2,658	963

Total	21,404	14,545
Less accumulated depreciation and amortization	11,719	7,859

Property and equipment, net	$9,685	$6,686

Goodwill and Indefinite-Lived Purchased Intangible Assets

The Company reviews goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company utilizes a two-step impairment test to perform the impairment analysis. In the first step, the fair value of each reporting unit is compared to its carrying value. The Company estimates the fair value of each of its reporting units based on an

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

approach that takes into account our then forecasted discounted cash flows, our market capitalization and market multiples of revenue for comparable companies in our industry. The fair value approach involves a significant amount of judgment, particularly with respect to the assumptions used in discounted cash flows and to a lesser extent, the selection of comparable companies used in the market multiple of revenue analysis. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step is performed, and the implied fair value of the reporting unit’s goodwill is determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

The Company conducted its 2003 annual goodwill impairment analysis in the third quarter of 2003 and no goodwill impairment was indicated.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets.

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value.

During 2001, the Company recorded impairment charges of $315,000 as a result of a significant decrease in demand for the Company’s products in combination with the Company’s intention to outsource a significant potion of its production testing operations. The Company concluded that the above facts indicated that the Company’s production testing equipment might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Company’s production testing equipment during the estimated remaining useful life of such equipment was not sufficient to recover the net book value of the assets. Based on the cash flow analysis and the Company’s estimate of the fair market value of its production testing equipment, an impairment charge of $315,000 was recorded to reduce the net book value of the Company’s production testing equipment to fair value. The above impairment charge has been recorded to cost of goods sold in the Company’s 2001 consolidated statement of operations.

During 2001, the Company recorded charges of $71,000 to cost of goods sold and $1.2 million to research and development to reduce the carrying value of abandoned equipment with no alternative future use.

Income Taxes

The Company accounts for income taxes using of the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

allowance against deferred tax assets when it is more likely than not that such assets will not be realized. Due to continuing economic uncertainties affecting the Company’s ability to forecast future taxable income, the Company recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to zero.

Fair Value of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable and accounts payable approximate cost due to the short period of time to maturity. Fair values of short-term investments, long-term investments, restricted cash and capital lease obligations are based on quoted market prices or pricing models using current market rates. The carrying values of these obligations approximate their fair values.

Stock-Based Compensation

As described in Note 10, the Company has elected to account for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation, Transition and Disclosures” (SFAS 148) (in thousands, except per share data).

	2003	2002	2001
Net loss—as reported	$(6,178)	$(10,564)	$(19,586)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported, net of related tax effects	631	1,015	1,398
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(5,642)	(7,720)	(8,420)

Pro forma net loss	$(11,189)	$(17,269)	$(26,608)

Loss per share:
Basic and diluted—as reported	$(0.19)	$(0.35)	$(0.67)

Basic and diluted—pro forma	$(0.35)	$(0.58)	$(0.91)

The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Comprehensive Income (Loss)

The Company’s comprehensive net income (loss) was the same as its net income (loss) for the years ended December 31, 2003, 2002 and 2001.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Net Income (Loss) Per Share

The Company computes net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding during the period, if dilutive. Potential Common Stock equivalents include incremental shares of Common Stock issuable upon the exercise of stock options.

The effects of options to purchase 4,965,171, 2,292,339 and 3,751,604 shares of Common Stock at average exercise prices of $1.91, $2.43 and $9.58 for the years ended December 31, 2003, 2002 and 2001, respectively, have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

The options that were antidilutive in 2003 may be dilutive in future years’ calculations as they were still outstanding at December 31, 2003.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires all investors with majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest or the equity invested is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 in an entity known as a special purpose entity. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period ending after March 15, 2004 for all other variable interest entities.

The Company has not identified any arrangements that would qualify as a VIE. However, for promotion of strategic business objectives the Company may enter into arrangements with VIEs in the future. Provided the Company is not the primary beneficiary, the maximum exposure to losses related to any entity that is determined to be a VIE is limited to the carrying value of the investment in that entity.

2.    Business Combinations

Acquisition of Vari-L

On May 5, 2003, the Company acquired substantially all of the assets of Vari-L Company, Inc. (Vari-L) and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of the Company’s common stock, valued at approximately $4.7 million, approximately $9.1 million in cash and incurred $2.4 million in estimated direct transaction costs for a preliminary aggregate purchase price of $16.2 million. The fair value of the Company’s common stock issued in connection with the Vari-L acquisition was derived using an average market price per share of Sirenza common stock of $1.43, which was based on an average of the closing prices for a range of three trading days (April 30, 2003, May 1, 2003 and May 2, 2003) prior to the closing date of the acquisition. Of the $9.1 million in cash, approximately $3.8 million was paid to Vari-L at closing and $5.3 million related to loans the Company made to Vari-L prior to the closing. All of the $5.3 million of Vari-L loans,

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

which included $3.4 million of Vari-L loans outstanding on the Company’s balance sheet as of December 31, 2002, have been included in the calculation of the preliminary purchase price of Vari-L. The Company’s results of operations include the effect of Vari-L subsequent to May 5, 2003. Vari-L was a designer and manufacturer of RF and microwave components and devices for use in wireless communications. The acquisition is intended to strengthen the Company’s product portfolio of RF components, in particular, signal source processing and aerospace and defense products and enable the Company to achieve significant cost synergies in the highly competitive wireless communication RF component industry.

The Company allocated the purchase price of its acquisition of Vari-L to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values has been recorded as goodwill. The fair value assigned to intangible assets acquired was determined through established valuation techniques using estimates made by management. The goodwill resulting from this acquisition has been assigned to the Signal Source Division for segment reporting purposes.

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

The preliminary total purchase price of approximately $16.2 million has been allocated as follows (in thousands):

Accounts receivable	$2,202
Inventory	2,018
Prepaid and other current assets	96
Property, plant and equipment	3,660
Amortizable intangible assets:
Developed product technology	4,840
Customer relationships	870
Committed customer backlog	310
Goodwill	3,511
Accounts payable	(817)
Accrued liabilities	(483)
Capital lease obligations	(7)

Total purchase price	$16,200

The developed product technology is designed for RF signal processing in the wireless communications market and is technologically feasible. The developed product technology is intended to strengthen the Company’s product portfolio of RF components. The Company is amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months.

Customer relationships represent Vari-L’s relationships with original equipment manufactures (OEMs) and contract manufacturers of communications equipment in the wireless communications and aerospace and defense markets. The Company is amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months, which represents the estimated useful life of the customer relationships.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Committed customer backlog represents outstanding purchase orders placed by Vari-L’s customers that are expected to be shipped and collected during the 12 months immediately subsequent to the closing date of the acquisition. The Company is amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months.

Acquisition of Xemod

On September 11, 2002, the Company acquired Xemod Incorporated, a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. The Company’s results of operations include the effect of Xemod subsequent to September 11, 2002. The purchase price was approximately $4.9 million in cash and accrued transaction costs, with additional contingent cash consideration of up to approximately $3.4 million. The conditions required of the seller to fulfill the contingent consideration lapsed on April 9, 2003. The acquisition was intended to strengthen the Company’s product portfolio of RF components, in particular, high power amplifier products.

The Company allocated the purchase price of its acquisition of Xemod to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was determined through established valuation techniques using estimates made by management.

Of the total purchase price, approximately $770,000 has been allocated to amortizable intangible assets. The Company is amortizing the patented core technology on a straight-line basis over a period of three to five years, which represents the estimated useful life of the patented core technology.

Internal-use software consists of proprietary test software that was developed internally and integral to Xemod’s daily operations. The Company is amortizing internal-use software on a straight-line basis over a period of three years, which represents its estimated useful life.

Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets aggregated $1.2 million and $48,000 for the years ended December 31, 2003 and 2002, respectively. The amortization of acquisition-related intangible assets in 2003 and 2002 included amortization associated with the Company’s acquisition of Xemod Incorporated in September 2002.

The Company’s acquisition-related intangible assets at December 31, 2003 and December 31, 2002 were as follows:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
	($ in thousands)
Amortizable acquisition-related intangible assets:
Patented Core Technology	$700	$208	$492
Internal Use Software	70	29	41
Developed Product Technology	4,840	599	4,241
Customer Relationship	870	218	652
Committed Customer Backlog	310	207	103

	$6,790	$1,261	$5,529

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net
	($ in thousands)
Amortizable acquisition-related intangible assets:
Patented Core Technology	$700	$42	$658
Internal Use Software	70	6	64

	$770	$48	$722

As of December 31, 2003, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years is as follows (in thousands):

2004	$1,518
2005	1,393
2006	999
2007	922
2008	697

Total estimated amortization expense	$5,529

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Vari-L and Xemod as if the acquisitions had occurred on January 1, 2002. Adjustments of $512,000 and $1.7 million have been made to the combined results of operations for years ended December 31, 2003 and 2002, respectively, reflecting amortization of acquisition-related intangible assets, as if the acquisitions had occurred on January 1, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Years Ended December 31,
	2003	2002
	Unaudited (in thousands, except per share data)
Net revenues	$44,130	$40,638

Loss before extraordinary item and cumulative effect of change in accounting principle	$(9,288)	$(25,567)

Net loss	$(9,288)	$(25,567)

Basic net loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.28)	$(0.77)

Net loss	$(0.28)	$(0.77)

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The unaudited pro forma information above includes the effects of the acquisition of Xemod by Sirenza for the year ended December 31, 2002, as if the acquisition occurred on January 1, 2002. Excluding the pro forma effects of the acquisition of Xemod by Sirenza, pro forma net revenues would have totaled $39.1 million, pro forma net loss would have totaled $21.8 million and pro forma basic net loss per share would have totaled $0.66, respectively, for the year ended December 31, 2002.

The unaudited pro forma financial information above includes the following material, unusual, infrequent or non-recurring charges: relocation costs to move Sirenza personnel and its manufacturing operations to Broomfield, Colorado of $1.1 million in the year ended December 31, 2003, Sirenza restructuring charges of $434,000 and $279,000 in years ended December 31, 2003 and 2002, respectively, Vari-L expenses related to workforce reductions of $566,000 and $828,000 in the years ended December 31, 2003 and 2002, respectively, Vari-L expenses relating to accounting restatements and related legal matters, net of recoveries, of $45,000 and $1.8 million in the years ended December 31, 2003 and 2002, respectively, Vari-L proceeds from the sale of life insurance contracts of $368,000 in the year ended December 31, 2003, Xemod acquired in-process research and development charges of $2.2 million in the year ended December 31, 2002 and impairment charges related Sirenza’s investment in GCS of $2.9 million in the year ended December 31, 2002.

3.    Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2003 are as follows:

	Amplifier Division	Signal Source Division	Total
Balance as of January 1, 2003	$737	$—	$737
Goodwill acquired during the period	—	3,511	3,511
Adjustments to goodwill	(29)	—	(29)

Balance as of December 31, 2003	$708	$3,511	$4,219

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

The Company accounts for its investment in GCS under the cost method of accounting and has classified the investment as a non-current asset on its consolidated balance sheet.

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

In the fourth quarter of 2002, the Company determined that an other than temporary decline in value of its investment had occurred. Accordingly, the Company recorded a charge of $2.9 million to reduce the carrying value of its investment to its estimated fair value. The fair value has been estimated by management and may not reflective of the value in a third party financing event.

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

The Company purchased materials used in production and research and development from GCS in 2003 and 2002. Sirenza purchased $374,000 and $732,000 of materials from GCS in 2003 and 2002, respectively.

5.    Restricted Cash

The Company entered into a facility lease in Broomfield, Colorado in 2003 that required the Company to maintain a $1.0 million unconditional, clean, irrevocable letter of credit as a security deposit for the facility lease. On the second anniversary of the commencement date of the lease (June 1, 2004), and in each succeeding anniversary, provided that no event of default exists, the letter of credit may be reduced by $200,000. The letter of credit is included on the consolidated balance sheet as “Vari-L acquisition costs and other assets”.

6.    Capital Lease Obligations

Capital Lease Obligations

The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated approximately $730,000 and $1.3 million at December 31, 2003 and 2002, respectively. Related accumulated depreciation was approximately $400,000 and $828,000 at December 31, 2003 and 2002, respectively. Depreciation expense related to assets under capital leases is included in depreciation expense. In addition, the capital leases are generally secured by the related equipment and the Company is required to maintain liability and property damage insurance.

Future minimum lease payments under noncancelable capital leases at December 31, 2003 are as follows (in thousands):

2004	$79
2005	59

Total minimum lease payments	138
Less amounts representing interest	17

Present value of minimum lease payments	121
Less current portion	65

Long-term portion	$56

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

7.    Commitments

The Company leases its facilities under operating lease agreements, which expire at various dates through 2008. Future minimum lease payments under these leases as of December 31, 2003 are as follows (in thousands):

2004	$1,468
2005	1,324
2006	943
2007	603
2008	209

Total minimum lease payments	$4,547

Rent expense under the operating leases was $1.3 million, $736,000 and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Unconditional Purchase Obligations

The Company has unconditional purchase obligations to certain suppliers that supply the Company’s wafer requirements. Because the products the Company purchases are unique to it, its agreements with these suppliers prohibit cancellation subsequent to the production release of the products in its suppliers manufacturing facilities, regardless of whether the Company’s customers cancel orders. At December 31, 2003, the Company had approximately $454,000 of unconditional purchase obligations.

8.    Contingencies

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

A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. In addition, the Company does not believe the ultimate outcome will have a material adverse impact on the Company’s results of operations or financial condition.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by the Company for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, the Company filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Even though the Company believes Mini-circuits’ claims to be without merit and intends to defend the case and assert its claims vigorously, if the Company ultimately loses or settles the case, it may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of December 31, 2003. Even if the Company is entirely successful in the lawsuit, the Company may incur significant legal expenses and the Company’s management may expend significant time in the defense.

On August 11, 2003, OneSource Financial Corp. filed a complaint against the Company and John and Susan Ocampo in the District Court for Travis County, Texas. The Company was served with the complaint on September 15, 2003 and filed its answer on October 16, 2003. The complaint alleges breach of contract by the Company and breach of guaranty by John and Susan Ocampo with respect to an equipment lease entered into in 1999. OneSource alleges that the terms of the lease provided for an automatic renewal of the lease upon expiration of the original term in April 2003 and seeks an additional twelve months of monthly rental payments on the equipment in addition to a fair market value buyout of the equipment, accrued interest, liquidated damages and attorneys’ fees. The Company believes OneSource’s claims for breach of contract to be without merit and intends to defend the case vigorously. However, if the Company ultimately loses or settles the case, it may be liable for the amounts claimed by OneSource and other costs of litigation. The Company has estimated the range of loss in the event of an unfavorable outcome of the matter of up to $400,000. Even if the Company is entirely successful in the lawsuit, the Company may incur significant legal expenses and the Company’s management may expend significant time in the defense.

9.    Restructuring Activities

2003 Restructuring Activities

In connection with the acquisition of Vari-L, the resulting new strategic focus of Sirenza and a new management structure, the Company incurred a restructuring charge of approximately $1.0 million in the second quarter of 2003, primarily related to a workforce reduction and costs of exiting excess facilities. All excess facilities were exited prior to June 30, 2003. Management with the appropriate level of authority approved and committed the Company to a plan of employee termination and exiting of excess facilities, which included the benefits terminated employees would receive. In addition, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

The $1.0 million restructuring charge consisted almost entirely of severance and fringe benefits. This charge is reflected on the Company’s consolidated statement of operations for year ended December 31, 2003 as “Restructuring and special charges” and is net of a 2001 restructuring liability adjustment of $596,000 (see 2001 Restructuring Activities below).

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

terminations, 41 were from sites located in the United States and nine were from the Company’s Canadian design center. None of the employees terminated were required to render service until their respective dates of termination in order to receive their termination benefits.

The workforce reductions began in the second quarter of 2003 and were completed in the third quarter of 2003. Approximately $871,000 of the severance and fringe benefits was paid in 2003. The remaining $151,000 of cash expenditures related to the severance and fringe benefits was paid in the first quarter of 2004.

The following table summarizes the restructuring costs and activities of the Company’s 2003 restructuring through December 31, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Accrued Restructuring Balance at December 31, 2003
Worldwide workforce reduction	$1,022	$(871)	$151
Lease commitments	8	(2)	$6

	$1,030	$(873)	$157

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

Of the restructuring cost, $28,000 related to severance, resulting from the termination of one employee located in the United States and engaged in general and administrative activities. The employee was terminated in the third quarter of 2002.

Of the restructuring cost, $365,000 related to costs of exiting duplicative facilities related to noncancelable lease costs. The Company estimated the cost of duplicative facilities based on the contractual terms of its noncancelable lease agreement. Given the current and expected real estate market conditions, the Company assumed that the exited facility would not be subleased.

In February 2003, the Company began subleasing the duplicative facility. The Company expects to receive a total of $122,000 over the remaining term of the lease, which expires in February 2005, from its sublessee. Accordingly, the Company reduced its accrued restructuring liability and goodwill by this amount as of December 31, 2002. Any further changes to the estimates of costs associated with executing the currently approved plans of restructuring for the Xemod organization will be recorded as an increase or decrease to income.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following table summarizes the activity related to the Company’s acquisition related accrued restructuring balance during the year ended December 31, 2003 (in thousands):

	Accrued Restructuring Balance at December 31, 2002	Cash Payments	Accrued Restructuring Balance at December 31, 2003
Duplicative facilities	$204	$(94)	$110

	$204	$(94)	$110

The following table summarizes the Company’s acquisition related restructuring costs and activities through December 31, 2003 (in thousands):

	Amount Charged to Goodwill	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at December 31, 2003
Severance	$28	$(28)	$—	$—
Duplicative facilities	365	(133)	(122)	$110

	$393	$(161)	$(122)	$110

The cash expenditures relating to the duplicative facility lease commitments are expected to be paid over the term of the lease through 2005.

2002 Restructuring Activities

As a result of the continued softness in the wireless telecommunications industry, the Company revised its cost structure in the fourth quarter of 2002 and incurred a restructuring charge of $391,000 related to a workforce reduction and exiting excess facilities. Management with the appropriate level of authority approved and committed the Company to a plan of employee termination and consolidation of excess facilities, which included the benefits terminated employees would receive. In addition, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

Of the restructuring cost, $120,000 related to severance and fringe benefits resulting from the termination of nine employees. Of the nine terminations, seven were engaged in research and development activities and two were engaged in sales and marketing activities. All of the terminated employees were from the United States. The workforce reductions began and were concluded in the fourth quarter of 2002 with all of the severance and fringe benefits paid in the fourth quarter of 2002.

Of the restructuring cost, $271,000 related to costs of exiting excess facilities primarily related to noncancelable lease costs. The Company estimated the cost for excess facilities based on the contractual terms of its noncancelable lease agreements. Given the then current and expected real estate market conditions, the Company assumed none of the excess facilities would be subleased. To date, none of the facilities have been subleased.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following table summarizes the activity related to the Company’s 2002 accrued restructuring balance during the year ended December 31, 2003 (in thousands):

	Accrued Restructuring Balance at December 31, 2002	Cash Payments	Accrued Restructuring Balance at December 31, 2003
Lease commitments	$271	$(91)	$180

	$271	$(91)	$180

The following table summarizes the Company’s 2002 restructuring costs and activities through December 31, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Accrued Restructuring Balance at December 31, 2003
Severance	$120	$(120)	$—
Lease commitments	271	(91)	$180

	$391	$(211)	$180

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2005.

2001 Restructuring Activities

In 2001, companies throughout the worldwide telecommunication industry announced slowdowns or delays in the build out of new wireless and wireline infrastructure. This resulted in lower equipment production volumes by the Company’s customers and efforts to lower their component inventory levels. These actions by the Company’s customers resulted in a slowdown in shipments and a reduction in visibility regarding future sales and caused the Company to revise its cost structure given the then revised revenue levels. As a result, in the fourth quarter of 2001, the Company incurred a restructuring charge of $2.7 million related to a worldwide workforce reduction and consolidation of excess facilities. Management with the appropriate level of authority approved and committed the Company to a plan of termination and consolidation of excess facilities, which included the benefits terminated employees would receive. In addition, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

Of the restructuring cost, $481,000 related to severance and fringe benefits resulting from the termination of 27 employees. Of the 27 terminations, 12 were engaged in manufacturing activities, seven were engaged in research and development activities, five were engaged in sales and marketing activities and three were engaged in general and administrative activities. In addition, of the 27 terminations, 23 were from sites located in the United States, three were from the Company’s Canadian design center and one was from the Company’s European sales office. The workforce reductions began and were concluded in the fourth quarter of 2001 with substantially all of the severance and fringe benefits paid in the fourth quarter of 2001.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Of the restructuring cost, $2.2 million related to costs of exiting excess facilities primarily related to noncancelable lease costs. The Company estimated the cost for excess facilities based on the contractual terms of its noncancelable lease agreements. Given the then current and expected real estate market conditions, the Company assumed none of the excess facilities would be subleased. To date, none of the facilities have been subleased.

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

The following table summarizes the activity related to the Company’s 2001 accrued restructuring balance during the year ended December 31, 2003 (in thousands):

	Accrued Restructuring Balance at December 31, 2002	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at December 31, 2003
Lease commitments	$1,378	(342)	(596)	$440

	$1,378	$(342)	$(596)	$440

The following table summarizes the Company’s 2001 restructuring costs and activities through December 31, 2003 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at December 31, 2003
Worldwide workforce reduction	$481	$(464)	$(17)	$—
Lease commitments	2,189	(1,058)	(691)	$440

	$2,670	$(1,522)	$(708)	$440

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2006.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

10.    Stockholders’ Equity

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

Stock Option Plan

In January 1998, the Company established the 1998 Stock Plan (the 1998 Plan) under which stock options may be granted to employees, directors and consultants of the Company and authorized 4,000,000 shares of Common Stock for issuance thereunder. In 1999, the Board of Directors approved increases in the number of shares authorized for issuance under the 1998 Plan to 5,994,691. In 2000, the Company’s Board of Directors and Stockholders approved an increase in the number of shares authorized for issuance under the 1998 Plan to 7,194,691. In addition, in 2000, the Board of Directors approved an amendment and restatement of the 1998 Plan to, among other things, provide for automatic increases on the first day of each of the Company’s fiscal years beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Consequently, 900,198, 891,823 and 816,142 shares were authorized for issuance under the 1998 Plan in 2003, 2002 and 2001, respectively, representing 3% of the outstanding shares on January 1, 2003, 2002 and 2001, respectively. The shares may be authorized, but unissued, or reacquired Common Stock.

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following is a summary of option activity for the 1998 Plan:

	Outstanding Stock Options
	Shares Available	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2000	482,952	5,482,969	$0.92–$ 47.44	$6.27
Authorized	816,142	—	$ —	$—
Granted	(1,179,050)	1,179,050	$5.09–$38.00	$10.38
Exercised	—	(2,409,925)	$0.92–$ 8.00	$1.17
Canceled	500,490	(500,490)	$0.92–$47.44	$15.65

Balance at December 31, 2001	620,534	3,751,604	$0.92–$47.44	$9.58
Authorized	891,823	—	$ —	$—
Granted	(1,262,500)	1,262,500	$1.15–$ 5.85	$3.16
Exercised	—	(109,380)	$0.92–$ 1.50	$1.27
Canceled	2,612,385	(2,612,385)	$0.92–$47.44	$13.10

Balance at December 31, 2002	2,862,242	2,292,339	$0.92–$29.88	$2.43
Authorized	900,198	—	$ —	$—
Granted	(3,986,416)	3,986,416	$1.34–$ 4.98	$1.67
Exercised	—	(433,988)	$0.92–$ 4.79	$1.34
Canceled	879,596	(879,596)	$0.92–$29.88	$2.46

Balance at December 31, 2003	655,620	4,965,171	$0.92–$17.75	$1.91

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.92–$ 1.15	157,215	5.63	$0.98	129,715	$0.94
$1.34	1,852,098	9.22	$1.34	533,065	$1.34
$1.39–$ 1.50	704,916	5.83	$1.50	687,416	$1.50
$1.58	1,010,000	9.35	$1.58	0	$1.58
$1.60–$ 4.13	837,127	8.46	$2.21	254,790	$2.75
$4.30–$17.75	403,815	8.68	$5.82	120,558	$7.28

$0.92–$17.75	4,965,171	8.48	$1.91	1,725,544	$2.00

Employee Stock Purchase Plan

In February 2000, the Company’s Board of Directors and Stockholders approved and established the 2000 Employee Stock Purchase Plan (the Employee Stock Purchase Plan) reserving a total of 300,000 shares of Common Stock for issuance. The Employee Stock Purchase Plan provides for an automatic annual increase on the first day of each of the Company’s fiscal years beginning January 1, 2001 equal to the lesser of 350,000 shares, 1% of the outstanding Common Stock on that date, or a lesser amount as determined by the Board. Consequently, 300,066, 297,274 and 272,047 shares were authorized for issuance under the Employee Stock Purchase Plan in 2003, 2002 and 2001, respectively, representing 1% of the outstanding shares on January 1,

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

2003, 2002 and 2001, respectively. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock at 85% of fair market value at specific, predetermined dates. Employees purchased 414,949 and 269,802 shares for approximately $530,000 and $526,000 in 2003 and 2002, respectively.

Shares of Common Stock reserved for future issuance are as follows:

	December 31,
	2003	2002
1998 Stock Plan	5,620,791	5,154,581
2000 Employee Stock Purchase Plan	331,220	446,103

	5,952,011	5,600,684

Stock-Based Compensation

The Company applies APB Opinion No. 25, as amended by FIN 44, in accounting for stock-based awards to employees and directors. Under APB Opinion No. 25, as amended by FIN 44, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and net income (loss) per share is required under SFAS 123 and is calculated as if the Company had accounted for its employee and director stock options (including shares issued under the Employee Stock Purchase Plan) granted during the years ended December 31, 2003, 2002 and 2001 under the fair value method of SFAS 123. The fair value of options granted in 2003 and 2002 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options	2003	2002
Expected life (in years)	4.78	4.88
Risk-free interest rate	3.0%	3.8%
Volatility	1.32	1.38
Dividend yield	0%	0%

Employee Stock Purchase Plan Shares	2003	2002
Expected life (in years)	0.5	0.5
Risk-free interest rate	1.07%	1.72%
Volatility	1.07	1.13
Dividend yield	0%	0%

As discussed above, the valuation models used under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee and director options granted during 2003, 2002 and 2001 was $1.87 $2.87 and $10.14 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2003, 2002 and 2001 was $0.98, $1.08 and $4.50, respectively.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with fair value method of SFAS 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss:
As reported	$(6,178)	$(10,564)	$(19,586)

Pro forma	$(11,189)	$(17,269)	$(26,608)

Basic and diluted net loss per share:
As reported	$(0.19)	$(0.35)	$(0.67)

Pro forma	$(0.35)	$(0.58)	$(0.91)

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

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

Under the terms of the program, employees and directors who tendered any of their options were required to tender all options granted to them during the six-month period prior to the commencement date of the offer. The new options under the program were granted in excess of six-months following the closing date of the offering period, (the date of legal cancellation of the tendered options), with an exercise price per share equal to $1.34, the fair market value of the Company’s Common Stock at that time. From the date of legal cancellation of the options under the offer to the date of grant on March 21, 2003, the Company did not grant any new options at an exercise price less than that of the cancelled options to any employees who tendered their options.

Additionally, the Company did not agree to compensate any employee or director for any increases in the market value of the Company’s common stock during the six month and one day period, nor were there any provisions in the offer that allowed for reinstatement of the cancelled award or an acceleration of the grant of the new award during the six month and one day period.

The Company has concluded there is no accounting consequence, other than accelerating amortization of deferred stock compensation, to its offer to cancel and then grant new options under the terms of the program described above.

On September 19, 2002, the Company canceled options to purchase 2,416,416 shares of the Company’s Common Stock. In exchange for those options canceled, the Company granted new options to purchase an aggregate of 2,294,226 shares of the Company’s Common Stock on March 21, 2003. In connection with the option exchange program, the Company incurred accelerated amortization of deferred stock compensation of approximately $74,000 in the third quarter of 2002.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Deferred Stock Compensation

In connection with the grant of stock options to employees prior to the Company’s initial public offering, the Company recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2003, 2002 and 2001, the Company amortized $631,000, $1.0 million and $1.4 million, respectively, of this deferred stock compensation. Included in the $1.0 million of amortization of deferred stock compensation for 2002 is the $74,000 of accelerated amortization charges related to the Company’s voluntary stock option exchange described above. The Company will amortize the remaining deferred stock compensation over the vesting period of the related options, generally four years. The amount of deferred stock compensation expense to be recorded in future periods was reduced by $138,000 in the second quarter of 2003 and by $434,000 in 2001 as a result of options for which accrued but unvested compensation had been recorded was forfeited. The amount of deferred stock compensation expense to be recorded in future periods could decrease again if additional options for which accrued but unvested compensation has been recorded are forfeited.

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

Contributions to the Plan during the year ended December 31, 2003, 2002 and 2001 were approximately $240,000, $160,000 and $147,000, respectively.

12.    Income Taxes

The Company’s provision for (benefit from) income taxes for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(125)	59	59

	(125)	59	59
Deferred:
Federal	—	—	1,968
State	—	—	309
Foreign	—	—	—

	—	—	2,277

Provision for (benefit from) income taxes	$(125)	$59	$2,336

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Income (loss) before income taxes consisted of the following:

	December 31,
	2003	2002	2001
	(In thousands)
Domestic	$(6,672)	$(10,921)	$(17,425)
Foreign	369	416	175

	$(6,303)	$(10,505)	$(17,250)

A reconciliation of taxes computed at the federal statutory income tax rate to the provision (benefit) for (from) income taxes is as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Provision (benefit) computed at federal statutory rate	$(2,206)	$(3,677)	$(6,038)
State income taxes, net	—	—	309
Foreign Taxes	(125)	59	59
Impairment of investment in GCS	—	1,015	—
In process research and development	—	770	—
Valuation allowance	1,969	1,690	7,470
Amortization of deferred stock compensation	221	355	489
Other	16	(153)	47

	$(125)	$59	$2,336

Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,457	$23,588
Accruals and reserves	3,846	4,169
Deferred margin on distributor inventory	425	1,625
Tax credits	2,932	1,665
Capitalization of R&D expenses	5,553	5,416
Other	1,509	493

Total deferred tax assets	41,722	36,956
Valuation allowance	(41,283)	(36,392)

Gross deferred tax assets	439	564
Deferred tax liability:
Acquisition related items	(217)	(295)
Tax over book depreciation	(222)	(269)

Total deferred tax liabilities	(439)	(564)

Net deferred tax assets (liabilities)	$—	$—

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

During the fourth quarter of fiscal 2003, the Canadian tax authorities closed out their audit of the Company’s 2001 income tax returns. As a result of the closing of the income tax audit and the evaluation by management of future Canadian income tax reserve requirements, the Company reduced previously accrued Canadian income taxes and recorded a foreign income tax benefit of $139,000.

As of December 31, 2003, the Company had deferred tax assets of approximately $41.7 million. The Company has recorded a valuation allowance equal to the excess of the deferred tax assets over the deferred tax liabilities as management was unable to determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance increased by approximately $4.9 million, $12.3 million and $19.4 million in 2003, 2002 and 2001, respectively. Approximately, $12.5 million of the valuation allowance is attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of the Company’s acquired subsidiary and then income tax expense. Approximately, $14.4 million of the Company’s valuation allowance is attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when and if realized.

As of December 31, 2003, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $74.4 million and $23.4 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1.4 million and $1.1 million, respectively. The federal and state net operating loss carryforwards will expire at various times beginning in 2020 and 2010, respectively, if not utilized. The tax credit carryforwards will expire at various times beginning in 2009 if not utilized.

As of December 31, 2003, the Company had Canadian investment tax credit carryforward of approximately $832,000. The investment tax credits will expire beginning in 2010 if not utilized. The Company also had Canadian federal and provincial net operating loss carryforwards of approximately $81,000 and $416,000, respectively. The Canadian federal and provincial net operating losses carryforward indefinitely.

Utilization of the Company’s federal and state net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended.

13.    Related Party Transactions

The Company purchased assembly services from a packaging subcontractor and supplier of contract manufacturing services located in the Philippines (the Supplier). The Supplier’s principal stockholder is a cousin of the Company’s chairman of the board. Effective in April of 2003, the Company ceased purchasing assembly services from the Supplier.

Purchases from the Supplier totaled $104,000, $339,000 and $574,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, amounts owed to this Supplier by the Company totaled $247,000.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

14.    Segments of an Enterprise and Related Information

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

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, certain general and administrative expenses, amortization of deferred stock compensation, amortization of acquisition related intangible assets, acquired in-process research and development charges, restructuring and special charges, interest income and other, net, interest expense, and the provision for (benefit from) income taxes, as the aforementioned items are not allocated for purposes of the CODM’s reportable segment review. Assets and liabilities are not discretely reviewed by the CODM. The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer of the Company, evaluates performance and allocates resources based on segment reporting operating income (loss).

	Amplifier Division	Signal Source Division	Total Segments	Non- Segment Items	Total Company
	In 000’s
For the year ended December 31, 2003
Net revenues from external customers	$23,735	$14,775	$38,510	$—	$38,510

Operating income (loss)	$1,128	$1,584	$2,712	$(9,398)	$(6,686)

For the year ended December 31, 2002
Net revenues from external customers	$20,658	$52	$20,710	$—	$20,710

Operating income (loss)	$(4,992)	$36	$(4,956)	$(6,442)	$(11,398)

For the year ended December 31, 2001
Net revenues from external customers	$19,793	$28	$19,821	$—	$19,821

Operating income (loss)	$(16,655)	$21	$(16,634)	$(4,068)	$(20,702)

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

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following is a summary of geographical information (in thousands):

	December 31,
	2003	2002	2001
Net revenues from external customers:
United States	$15,352	$11,882	$14,906
Foreign countries	23,158	8,828	4,915

	$38,510	$20,710	$19,821

Long-lived assets:
United States	$9,870	$6,150	$6,385
Foreign countries	4	793	1,100

	$9,874	$6,943	$7,485

In 2003, sales to customers located in China represented approximately 16% of the Company’s net revenues. In 2002, sales to customers located in Sweden represented approximately 15% of the Company’s net revenues. In 2001, sales to customers located in the United Kingdom represented approximately 10% of the Company’s net revenues.

All of the Company’s long-lived assets outside of the United States at December 31, 2003 reside in the United Kingdom. Substantially all of the Company’s long-lived assets outside of the United States at December 31, 2002 and 2001 reside in Canada.

Two of the Company’s customers Avnet Electronics Marketing (Avnet) and Acal, plc (Acal) accounted for approximately 16% and 12% of net revenues, respectively, for the year ended December 31, 2003. Three of the Company’s customers Richardson Electronics Laboratories, Avnet and Ericsson accounted for approximately 37%, 16% and 13% of net revenues, respectively, for the year ended December 31, 2002. Four of the Company’s customers, Richardson Electronics Laboratories, Minicircuits Laboratories, Avnet Electronics Marketing and Pace Micro Technology, PLC accounted for 39%, 19%, 16% and 10% of net revenues, respectively, for the year ended December 31, 2001. No other customer accounted for more than 10% of net revenues during these periods.

Item 9.    Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Attached as exhibits to this annual report are certifications of the Chief Executive Officer and the Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Scope of the Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this annual report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and to supplement our disclosures made in our annual report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by personnel in our finance department, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. We evaluated these matters using the definitions for these terms found in professional auditing literature. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

The company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Conclusion

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item concerning our executive officers and directors is incorporated herein by reference to the sections captioned “Executive Officers,” “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”).

We have revised our Insider Trading Policy to allow our directors, officers and employees covered by such policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit trading on their behalf of our stock by an independent person (such as an investment bank) who is not aware of material non-public information regarding us at the time of such trades. As of February 29, 2004, John Ocampo, our Chairman of the Board, Susan Ocampo, our Treasurer, Robert Van Buskirk, our President and Chief Executive Officer, Gerald Quinnell, our Executive Vice President of Business Development, Thomas Scannell, our Vice President, Finance, and Chief Financial Officer, and Casimir Skrzypczak, a member of our Board of Directors, have each adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such plans in the future.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

See the information contained under the heading “Equity Compensation Plans” within Item 7 of this annual report on Form 10-K regarding shares authorized for issuance under equity compensation plans.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Related Parties” contained in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2—Ratification of Independent Auditors” contained in the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)    Documents Filed as a Part of this Report

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 40.

2.	Financial Statement Schedules:

The following financial statement schedules are filed as part of this annual report and are contained on page S-1:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: See Index of Exhibits after Schedule II. The exhibits listed on the accompanying Index of Exhibits are filed as part of this annual report, or are incorporated in this annual report by reference, in each case as indicated therein.

(b)    Reports on Form 8-K

For the quarter ended December 31, 2003, we filed one report on Form 8-K. Information regarding the items reported on is as follows:

1)	On October 21, 2003, we filed a Form 8-K in which we furnished our press release announcing our financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRENZA MICRODEVICES, INC.

By:	/s/ THOMAS J. SCANNELL
Thomas J. Scannell Vice President, Finance and Chief Financial Officer

Date: March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT VAN BUSKIRK Robert Van Buskirk	President, Chief Executive Officer and Director	March 24, 2004

/s/ THOMAS J. SCANNELL Thomas J. Scannell	Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2004

/s/ GERALD HATLEY Gerald Hatley	Vice President and Controller (Principal Accounting Officer)	March 24, 2004

/s/ JOHN OCAMPO John Ocampo	Chairman of the Board of Directors	March 24, 2004

/s/ JOHN B. BUMGARNER, JR. John Bumgarner, Jr.	Director	March 24, 2004

/s/ PETER Y. CHUNG Peter Y. Chung	Director	March 24, 2004

/s/ CASIMIR S. SKRZYPCZAK Casimir S. Skrzypczak	Director	March 24, 2004

/s/ GIL J. VAN LUNSEN Gil J. Van Lunsen	Director	March 24, 2004

SCHEDULE II

SIRENZA MICRODEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

Allowance for Doubtful Accounts Receivable

Year Ended December 31,	Balance at Beginning of Period	Additions— Charged to Costs and Expenses	Additions— Amount Acquired Through Acquisition	Deductions— Write-offs	Balance at End of Period
2003	$42,000	$—	$50,000	$—	$92,000
2002	$42,000	$—	$—	$—	$42,000
2001	$59,000	$—	$—	$17,000	$42,000

S-1

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, by and among Registrant, Olin Acquisition Corporation, and Vari-L Company, Inc., dated as of December 2, 2002.(1)

2.2	Agreement and Plan of Reorganization, by and among Registrant, Xavier Merger Sub, Inc. and Xemod Incorporated, dated as of August 15, 2002.(2)

3.1	Restated Certificate of Incorporation of Registrant.(3)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”).(4)

3.3	Bylaws of Registrant, as amended, as currently in effect.(5)

4.1	Form of Registrant’s Common Stock certificate.(6)

4.2	Investors’ Rights Agreement, by and among Registrant and the parties named therein, dated as of October 4, 1999.(3)

4.3	Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004.(6)

10.1**	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.(3)

10.2**	Change of Control Severance Agreement, by and between Registrant and Guy Krevet, dated November 23, 1998.(3)

10.3**	Change of Control Severance Agreement, by and between Registrant and Gerald Quinnell, dated December 1, 1998.(3)

10.4**	Offer Letter, by and between Registrant and Joseph Johnson, dated September 4, 2002.(1)

10.5**	Offer Letter, by and between Registrant and Charles R. Bland, dated December 2, 2002.(1)

10.6**	Offer Letter, by and between Registrant and Timothy G. Schamberger, dated December 2, 2002. (1)

10.7**	Executive Employment Agreement dated as of August 1, 2003 between the Company and Robert Van Buskirk.(7)

10.8**	Executive Employment Agreement dated as of August 1, 2003 between the Company and Thomas Scannell.(7)

10.9**	Executive Employment Agreement dated as of September 1, 2003 between the Company and Susan P. Krause.(7)

10.10**	Executive Employment Agreement dated as of September 1, 2003 between the Company and Gerald Hatley.(7)

10.11**	Amended and Restated 1998 Stock Plan and related agreements.(3)

10.12**	2000 Employee Stock Purchase Plan and related agreements.(3)

10.13	Contract Change Notice/Amendment No. 7 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and TRW Inc., dated January 8, 2003(1)(10)

10.14	Office Building Lease for Mack-Cali Realty, L.P., a Delaware limited partnership (as Landlord) and the registrant (as Tenant) dated as of March 25, 2003.(1)

10.15	First Amendment to Office Building Lease for Mack-Cali Realty, L.P., a Delaware limited partnership (as Landlord) and the registrant (as Tenant) dated as of April 8, 2003.(8)

11.1	Statement regarding computation of per share earnings.(9)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit Number	Description

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.
(2)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 25, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(4)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(5)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(6)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(7)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, filed with the Securities and Exchange Commission on November 12, 2003.
(8)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended June 29, 2003, filed with the Securities and Exchange Commission on August 13, 2003.
(9)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.
(10)	Confidential treatment has been requested or received as to certain portions of this exhibit.