Form 10-Q
period 2004-03-31
SIRENZA MICRODEVICES INC
filed 2004-05-17
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 30, 2004 there were 34,282,409 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I.	Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,804	$7,468
Short-term investments	3,490	1,999
Accounts receivable, net	9,040	7,838
Inventories	7,427	6,497
Other current assets	892	1,093

Total current assets	28,653	24,895
Property and equipment, net	9,038	9,685
Long-term investments	2,000	4,015
Investment in GCS	4,600	4,600
Other assets	1,358	1,189
Acquisition related intangibles, net	5,098	5,529
Goodwill	4,219	4,219

Total assets	$54,966	$54,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,500	$4,379
Accrued compensation and other expenses	2,629	2,530
Deferred margin on distributor inventory	1,581	1,042
Accrued restructuring	646	887
Capital lease obligations, current portion	67	65

Total current liabilities	9,423	8,903
Capital lease obligations	38	56
Commitments and contingencies
Stockholders’ equity:
Common stock	35	34
Additional paid-in capital	134,871	134,705
Deferred stock compensation	0	(3)
Treasury stock, at cost	(165)	(165)
Accumulated deficit	(89,236)	(89,398)

Total stockholders’ equity	45,505	45,173

Total liabilities and stockholders’ equity	$54,966	$54,132

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenues	$13,801	$5,799
Cost of revenues:
Cost of product revenues	7,391	2,758
Amortization of deferred stock compensation	—	23

Total cost of revenues	7,391	2,781

Gross profit	6,410	3,018
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $2 and $36 for the three months ended March 31, 2004 and March 31, 2003, respectively)	2,113	1,709
Sales and marketing (exclusive of amortization of deferred stock compensation of $1 and $47 for the three months ended March 31, 2004 and March 31,2003, respectively)	1,903	1,256
General and administrative (exclusive of amortization of deferred stock compensation of $0 and $81 for the three months ended March 31, 2004 and March 31, 2003, respectively)	1,825	1,236
Amortization of deferred stock compensation	3	164
Amortization of acquisition related intangible assets	431	48

Total operating expenses	6,275	4,413

Income (loss) from operations	135	(1,395)
Interest expense	5	13
Interest and other income, net	32	124

Income (loss) before taxes	162	(1,284)
Provision for income taxes	—	—

Net income (loss)	$162	$(1,284)

Basic and diluted net income (loss) per share	$0.00	$(0.04)

Shares used to compute net income (loss) per share:
Basic	34,197	30,008
Diluted	37,290	30,008

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income (loss)	$162	$(1,284)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,485	836
Amortization of deferred stock compensation	3	187
Changes in operating assets and liabilities:
Accounts receivable	(1,202)	(561)
Inventories	(930)	(1,069)
Other assets	32	35
Accounts payable	121	251
Accrued expenses	99	(499)
Accrued restructuring	(241)	(194)
Deferred margin on distributor inventory	539	(231)

Net cash provided by (used in) operating activities	68	(2,529)
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net	524	(475)
Purchases of property and equipment	(407)	(125)
Purchase of Xemod, net of cash received	—	28
Purchase of Vari-L, net of amounts accrued	—	(1,386)

Net cash provided by (used in) investing activities	117	(1,958)
Financing Activities
Principal payments on capital lease obligations	(16)	(155)
Proceeds from employee stock plans	167	8

Net cash provided by (used in) financing activities	151	(147)
Increase (decrease) in cash and cash equivalents	336	(4,634)
Cash and cash equivalents at beginning of period	7,468	12,874

Cash and cash equivalents at end of period	$7,804	$8,240

Supplemental disclosures of noncash investing and financing activities
Cost and accumulated depreciation of equipment retired	$83	—

See accompanying notes.

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sirenza Microdevices, Inc. (the Company) for the fiscal year ended December 31, 2003, which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 24, 2004.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Prior to 2004, the Company operated on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ended on December 31. Effective January 1, 2004, the Company changed its reporting period to a calendar year with each of the fiscal quarters now ending on the last day of the calendar quarter. The adoption of this change did not have a material impact on the Company’s financial position or results of operation for the quarter ended March 31, 2004. The Company’s first quarter of fiscal year 2003 ended on March 30, 2003. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter’s calendar month end for convenience.

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

	Three Months Ended March 31,
	2004	2003
Net income (loss)—as reported	$162	$(1,284)
Add: Stock-based employee compensation expense, included in the determination of net income (loss) as reported	3	187
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(1,413)	(1,390)

Pro forma net loss	$(1,248)	$(2,487)

Net income (loss) per share:
Basic and diluted—as reported	$0.00	$(0.04)

Basic and diluted—pro forma	$(0.04)	$(0.08)

Note 2:	Business Combinations

Acquisition of Vari-L

On May 5, 2003, the Company acquired substantially all of the assets of Vari-L Company, Inc. (Vari-L) and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of the Company’s common stock, valued at approximately $4.7 million, approximately $9.1 million in cash and incurred $2.4 million in estimated direct transaction costs for a preliminary aggregate purchase price of $16.2 million. The fair value of the Company’s common stock issued in connection with the Vari-L acquisition was derived using an average market price per share of Sirenza common stock of $1.43, which was based on an average of the closing prices for a range of three trading days (April 30, 2003, May 1, 2003 and May 2, 2003) prior to the closing date of the acquisition. Of the $9.1 million in cash, approximately $3.8 million was paid to Vari-L at closing and $5.3 million related to loans the Company made to Vari-L prior to the closing. All of the $5.3 million of Vari-L loans, which included $3.4 million of Vari-L loans outstanding on the Company’s balance sheet as of December 31, 2002, have been included in the calculation of the preliminary purchase price of Vari-L. The Company’s results of operations include the effect of Vari-L subsequent to May 5, 2003. Vari-L was a designer and manufacturer of RF and microwave components and devices for use in wireless communications. The acquisition strengthened the Company’s product portfolio of RF components, in particular, signal source processing and aerospace and defense products and enabled the Company to achieve significant cost synergies in the highly competitive wireless communication RF component industry.

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

The developed product technology is designed for RF signal sourcing in the wireless communications market and is technologically feasible. The developed product technology is intended to strengthen the Company’s product portfolio of RF components. The Company is amortizing the fair value of the developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for the developed product technology is approximately 65 months.

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

Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets aggregated $431,000 and $48,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The amortization of acquisition-related intangible assets in the three-month period ended March 31, 2004 included amortization associated with the Company’s acquisitions of Vari-L and Xemod Incorporated. The amortization of acquisition-related intangible assets in the three-month period ended March 31, 2003 included amortization associated with the Company’s acquisition of Xemod Incorporated.

The Company’s acquisition-related intangible assets at March 31, 2004 and December 31, 2003 were as follows (in thousands):

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Patented Core Technology	$700	$250	$450
Internal Use Software	70	35	35
Developed Product Technology	4,840	824	4,016
Customer Relationship	870	299	571
Committed Customer Backlog	310	284	26

	$6,790	$1,692	$5,098

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Patented Core Technology	$700	$208	$492
Internal Use Software	70	29	41
Developed Product Technology	4,840	599	4,241
Customer Relationship	870	218	652
Committed Customer Backlog	310	207	103

	$6,790	$1,261	$5,529

As of March 31, 2004, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years is as follows (in thousands):

2004 (remaining 9 months)	$1,087
2005	1,393
2006	999
2007	922
2008	697

Total estimated amortization expense	$5,098

Note 3:	Goodwill

There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2004.

Note 4:	Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value).

The Company plans production based on orders received and forecasted demand and must order raw material components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of market conditions and current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on actual results of operations.

In 2001, the Company recorded a provision for excess inventories totaling $7.8 million. This excess inventory charge was due to the cancellation of several key customer programs and an overall decrease in forecasted demand for the Company’s products and was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product.

In the first quarter of 2004 and 2003, the Company sold previously written-down inventory products with an original cost of approximately $273,000 and $439,000, respectively. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. For example, had this inventory been valued at its original cost when sold, the Company’s gross margin would have decreased by 1% for the three months ended March 31, 2004. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	March 31, 2004	December 31, 2003
Inventories:
Raw materials	$3,208	$2,868
Work-in-process	2,424	2,394
Finished goods	1,795	1,235

Total	$7,427	$6,497

Note 5:	Investment in GCS

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

On a quarterly basis, the Company evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ current annual business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. There is no public market for securities of GCS, and the factors mentioned above may require management to make significant judgments about the fair value of the GCS securities. Additionally, the fair value estimated by management may not be reflective of the value in a third party financing event.

In the fourth quarter of 2002, the Company determined that an other than temporary decline in value of its investment in GCS had occurred. Accordingly, the Company recorded a charge of $2.9 million to reduce the carrying value of its investment in GCS to its estimated fair value.

The realizability of the balance of the Company’s investment in GCS is ultimately dependent on the Company’s ability to sell its GCS shares, for which there is currently no public market and may be dependent on market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as public markets receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if the Company is able to sell its GCS shares, the sale price may be less than carrying value of the investment, which could have a material adverse effect on the Company’s consolidated results of operations.

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

The workforce reductions began in the second quarter of 2003 and were completed in the third quarter of 2003. Approximately $871,000 of severance and fringe benefits were paid in 2003. The remaining $151,000 of cash expenditures related to the severance and fringe benefits were paid in the first quarter of 2004.

The following table summarizes the activity of the Company’s 2003 accrued restructuring balance during the first quarter of 2004 (in thousands):

	Accrued Restructuring Balance at December 31, 2003	Cash Payments	Accrued Restructuring Balance at March 31, 2004
Worldwide workforce reduction	$151	$(151)	$—
Lease commitments	6	(1)	$5

	$157	$(152)	$5

The following table summarizes the Company’s 2003 restructuring costs and activities through March 31, 2004 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 31, 2004
Worldwide workforce reduction	$1,022	$(1,022)	$—	$—
Lease commitments	8	(3)	—	$5

	$1,030	$(1,025)	$—	$5

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

Of the restructuring cost, $365,000 related to costs of exiting duplicative facilities related to noncancelable lease costs. The Company estimated the cost of duplicative facilities based on the contractual terms of its noncancelable lease agreement. Given the then current and expected real estate market conditions, the Company assumed that the exited facility would not be subleased.

Subsequently, the Company began subleasing the duplicative facility. The Company expects to receive a total of $122,000 over the remaining term of the lease, which expires in February 2005, from its sublessee. Accordingly, the Company reduced its accrued restructuring liability and goodwill by this amount as of December 31, 2002. Any further changes to the estimates of costs associated with executing the currently approved plans of restructuring for the Xemod organization will be recorded as an increase or decrease to “restructuring” on the income statement.

The following table summarizes the activity related to the Company’s acquisition related accrued restructuring balance during the first quarter of 2004 (in thousands):

	Accrued Restructuring Balance at December 31, 2003	Cash Payments	Accrued Restructuring Balance at March 31, 2004
Duplicative facilities	$110	$(23)	$87

	$110	$(23)	$87

The following table summarizes the Company’s acquisition related restructuring costs and activities through March 31, 2004 (in thousands):

	Amount Charged to Goodwill	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 31, 2004
Severance	$28	$(28)	$—	$—
Duplicative facilities	365	(156)	(122)	$87

	$393	$(184)	$(122)	$87

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

The following table summarizes the activity related to the Company’s 2002 accrued restructuring balance during the first quarter of 2004 (in thousands):

	Accrued Restructuring Balance at December 31, 2003	Cash Payments	Accrued Restructuring Balance at March 31, 2004
Lease commitments	$180	$(23)	$157

	$180	$(23)	$157

The following table summarizes the Company’s 2002 restructuring costs and activities through March 31, 2004 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Accrued Restructuring Balance at March 31, 2004
Severance	$120	$(120)	$—
Lease commitments	271	(114)	$157

	$391	$(234)	$157

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

At each balance sheet date, the Company evaluates its restructuring accrual for appropriateness. In the third quarter of 2002, the Company determined that $112,000 of its 2001 restructuring liability accrual was no longer appropriate as of September 30, 2002 and adjusted its restructuring liability accordingly. Of the $112,000 restructuring liability adjustment, $95,000 related to a noncancelable operating lease that the Company determined would not be abandoned. The remaining $17,000 related to termination benefits that were never redeemed by terminated employees. The $112,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

In addition, in the second quarter of 2003, the Company reoccupied one of its excess facilities as a result of the acquisition of Vari-L and relocation of its Sunnyvale, California manufacturing facility to Broomfield, Colorado. As a result, the Company determined that $596,000 of its 2001 restructuring liability accrual was no longer necessary as of June 30, 2003 and adjusted its restructuring liability accordingly. The $596,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

The following table summarizes the activity related to the Company’s 2001 accrued restructuring balance during the first quarter of 2004 (in thousands):

	Accrued Restructuring Balance at December 31, 2003	Cash Payments	Accrued Restructuring Balance at March 31, 2004
Lease commitments	$440	$(43)	$397

	$440	$(43)	$397

The following table summarizes the Company’s 2001 restructuring costs and activities through March 31, 2004 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Accrued Restructuring Balance at March 31, 2004
Worldwide workforce reduction	$481	$(464)	$(17)	$—
Lease commitments	2,189	(1,101)	(691)	$397

	$2,670	$(1,565)	$(708)	$397

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms through 2006.

Note 7:	Net Income (Loss) Per Share

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

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Weighted average common shares outstanding	34,197	30,008
Dilutive effect of employee stock options	3,093	—

Weighted average common shares outstanding, assuming dilution	37,290	30,008

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.

The effect of options to purchase 4,566,849 shares of Common Stock at an average exercise price of $1.76 for the first quarter ended March 31, 2003 has not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

Note 8:	Comprehensive Income (Loss)

The Company’s comprehensive net income (loss) was the same as its net income (loss) for the three-month periods ended March 31, 2004 and March 31, 2003.

Note 9:	Segments of an Enterprise and Related Information

From 2000 to 2001, the Company operated under two business segments organized around channels to market: the Standard Products segment and the Wireless Infrastructure Products segment. At the beginning of 2002, in response to the changes in the market place, the Company reorganized to focus on end markets. As a result of this reorganization, the Company operated in three business segments: the Wireless Applications business area, the Wireline Applications business area and the Terminals business area. As a result of the acquisition of Xemod, the Company added one additional segment, the Integrated Power Products business area. With the acquisition of Vari-L, the Company reorganized along product type. The Company now operates in two business segments. The first segment is the Amplifier Division. This business segment consists of our amplifier, power amplifier, power module and discrete product lines. The second segment is the Signal Source Division. This business segment consists of our signal processing and aerospace and defense product lines. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment. The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer of the Company, evaluates performance and allocates resources based on the operating income (loss) of each segment.

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company’s Form 10-K filed with the SEC on March 24, 2004. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, certain general and administrative expenses, amortization of deferred stock compensation, amortization of acquisition related intangible assets, acquired in-process research and development charges, restructuring and special charges, interest income and other, net, interest expense, and the provision for (benefit from) income taxes, as the aforementioned items are not allocated for purposes of the CODM’s reportable segment review. Assets and liabilities are not discretely reviewed by the CODM.

	Amplifier Division	Signal Source Division	Total Segments	Non-Segment Items	Total Company
	In 000’s
For the three months ended March 31, 2004
Net revenues from external customers	$6,346	$7,455	$13,801	$—	$13,801

Operating income (loss)	$2,363	$1,671	$4,034	$(3,899)	$135

For the three months ended March 31, 2003
Net revenues from external customers	$5,772	$27	$5,799	$—	$5,799

Operating income (loss)	$(1,149)	$(11)	$(1,160)	$(235)	$(1,395)

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

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by the Company for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, the Company filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Even though the Company believes Mini-circuits’ claims to be without merit and intends to defend the case and assert its claims vigorously, if the Company ultimately loses or settles the case, it may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of March 31, 2004. Even if the Company is entirely successful in the lawsuit, the Company may incur significant legal expenses and the Company’s management may expend significant time in the defense.

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

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and in particular under the heading “Business Outlook” below, and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described under “Risk Factors” below. Forward-looking statements made in this MD&A, including under “Business Outlook” below, supersede forward-looking statements made prior to the date of this report, and the “Business Outlook” section below supersedes in its entirety “Business Outlook” sections in prior reports.

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the direction in which our business and products are moving. We then follow this with an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting estimates that we believe are important to understand the assumptions and judgments incorporated in our reported financial results. In the next section we discuss the results of our operations for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. We then provide an analysis of the changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations”.

Company Overview

We are a designer and supplier of high performance radio frequency (RF) components for the commercial communications and aerospace and defense (A&D) equipment markets. Our products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. Our commercial communications applications include components for wireless base station applications, wireless LANs, fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks, cable television set-top boxes, remote meter readers, Radio Frequency Identification (RFID) readers and wireless video transmitters. Our A&D end markets include components for government, military, avionics, space and homeland security systems.

We believe a fundamental value we provide to our commercial and A&D customers is derived from our focus on the needs of infrastructure applications, our wide array of highly engineered products in multiple technologies, and our commitment to support our customers worldwide with sales and application engineering support.

We offer a broad line of products that range in complexity from discrete components to integrated circuits (IC) and multi-component modules (MCM). Our discrete, IC and MCM products employ a broad array of semiconductor process technologies, which we believe allows us to optimize our products for our customer applications.

A significant downturn affected our end markets beginning in 2001. Although our net revenues were significantly impacted by this downturn in 2001, our net revenues have increased in each of the last two years, driven by new product introductions, increased market share and the addition of complementary products through our strategic acquisitions of other companies and assets.

We have acquired two companies in the last two years. On September 11, 2002, we acquired Xemod Incorporated, which allowed us to broaden our amplifier product line to include LDMOS-based amplifier modules for wireless infrastructure applications. We have had limited sales of these products to date.

On May 5, 2003, we acquired substantially all of the assets and assumed specified liabilities of Vari-L Company, Inc., which enabled us to significantly broaden our product portfolio of MCM products. The acquisition of Vari-L added a significant level of net revenues to Sirenza in 2003 and in the first quarter of 2004.

After the acquisition of Vari-L, we relocated our corporate headquarters and consolidated our manufacturing facilities in Broomfield, Colorado, which allowed us to achieve significant operational cost synergies, primarily in operations, general and administrative and, to a more limited degree, in sales and marketing. The achievement of these operational cost synergies in combination with a significant increase in our net revenues subsequent to the Vari-L transaction was the primary factor that caused a decrease in the ratio of our operating expenses (i.e. research and development, sales and marketing and general and administrative) to our net revenues from 72% in the first quarter of 2003 to 42% in the first quarter of 2004. If we had not achieved these cost synergies, our cost of revenues, general and administrative and sales and marketing expenses would have been higher, both in terms of dollars and as a percentage of net revenues in the first quarter of 2004.

Historically we have utilized a divisional organization structure. The divisions focused on either specific end markets and/or product types. (See Note 9: “Segments of an Enterprise and Related Information” in our Notes to Condensed Consolidated Financials Statements for further information). Currently we are organized into two, product focused divisions: our Amplifier Division and our Signal Source Division. The two divisions are generally focused on the same end markets and customers and are managed separately in order to better manage the research and development and marketing efforts for particular products. Our Amplifier Division’s main product lines are primarily IC-based and included discrete, amplifier, low noise amplifier and power amplifier IC products and an emerging MCM product line including power amplifier modules. Our Signal Source Division’s main product lines are MCMs that include voltage controlled oscillators (VCOs) and phase-locked loop (PLL) products, passive and active mixers and an emerging signal coupler product line. We also have a market-focused business unit focused on the A&D market that sells products from both the Amplifier and Signal Source divisions.

Revenue Overview

We present our revenue results as “net revenues.” Net revenues are defined as our revenues less sales discounts, rebates, returns and other pricing adjustments. Historically, these revenue related adjustments have not represented a significant percentage of our revenues.

We sell our products worldwide through a direct sales channel and a distribution sales channel. Our distribution channel consists of all sales made by our four distribution channel partners (Avnet, Acal, Nu Horizons and RFMW) in which we defer the recognition of revenue and the related costs of revenue until our distribution partners sell our products to their end customers. Our distribution partners are based in the United States and Europe. Our direct channel consists of all sales made by us in which we recognize revenue when the product has shipped, title has transferred and no further obligations remain.

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until a customer accepts the products.

Historically, a significant percentage of our net revenues has been derived from a limited number of customers, including our distributors. From 1999 to 2001 the majority of our net revenues was derived from sales to our distributors and a private label partner. From 2001 to 2003, our customer base shifted significantly. Significant sales and marketing efforts by us have contributed to a majority of our 2003 net revenues being derived from a specific set of large wireless infrastructure original equipment manufacturer customers (OEMs) including Andrew, Ericsson, Lucent and their contract manufacturers. This trend was strengthened in 2003 by the acquisition of Vari-L whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola. We believe that these larger equipment OEMs, and other global OEM suppliers, will continue to account for a majority of our net revenues for the foreseeable future.

We have grown our net revenues through the introduction of new products, increasing our market share and by adding complementary products through strategic acquisitions. Our strategy is to continue to grow our net revenues by the same means.

In addition to these strategies, we continue to focus on growing sales to customers in the other wireless, wireline and A&D end-markets, through both our direct and distribution channels.

Our sales have also shifted in their geographic location. From 1999 to 2001 the vast majority of our net revenues were to the North American region. From 2001 through 2003 we broadened our geographic reach so that, by the end of 2003, our net revenues were roughly evenly split between Asia, North America and Europe. We anticipate that this balanced geographic mix will continue for the foreseeable future.

Since 2001, we have had essentially the same group of competitors. For our amplifier products, we most often compete with Agilent, M/A-COM and NEC. The main competitors in our signal source products are Alps, M/A-COM and Mini-circuits. We also compete with communications equipment manufacturers, some of whom are our customers, who design RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks.

Another significant trend that occurred from 2002 to 2003 is that our OEM customers started to outsource the manufacturing of their equipment to large contract manufacturers (CMs), including Celestica, Flextronics and Solectron. As a result, our sales are now to both these CM and OEM customers. However, our OEM customers dictate the design and the pricing of the products sold to their CMs. When we report customer net revenues in our public announcements, we attribute all net revenues to the ultimate OEM customer and not the respective CMs.

Cost of Revenues Overview

Cost of revenues consists primarily of costs associated with:

1.	Wafers from third-party wafer fabs for our IC products,

2.	Raw material components from third-party vendors, for both our IC and MCM products,

3.	Packaging for our IC products performed by third-party vendors,

4.	Assembling and testing of our MCM products in our facility,

5.	Testing of our IC products in our facility, and

6.	Costs associated with procurement, production control, quality assurance, reliability and manufacturing engineering.

For our IC products, we outsource our wafer manufacturing and packaging and then perform final testing and tape and reel assembly at our Colorado manufacturing facility. For the majority of our MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado.

Historically, we have depended upon a limited number of foundries for semiconductor wafers for our IC products. Most, but not all, of these vendors are on multi-year contracts on which pricing is set based on volume. For the packaging of our IC products, we have depended on a small number of packaging vendors for a significant majority of our products. We anticipate that we will continue to depend on a limited number of vendors for our wafer and packaging requirements.

We have a wider selection of component vendors to choose from in the manufacture of our MCMs. These suppliers are competitive and we expect that to the extent our volumes increase, we may be able to reduce costs by obtaining better volume pricing and delivery terms.

We continue to explore the outsourcing of a larger portion of our manufacturing operations. We intend to increase the level of outsourcing of our manufacturing operations if unit volumes increase to a level that makes outsourcing economically attractive.

Gross Profit and Margin Overview

Our gross margin percent can be influenced by a number of factors, including, but not limited to:

1.	Product features

Historically, customers are willing to pay a premium for new or different features or functionality. Therefore, increased net revenues of such products in a given period will have a positive effect on our gross margin percent.

2.	Product type

In the markets in which we operate, IC products have historically yielded a higher gross margin percent than MCMs. Generally, this means in periods in which net revenues of IC products represent a higher percentage of our total net revenues, our gross margin percentages are likely to be higher. Therefore, increased net revenues of IC products in a given period will have a positive effect on our gross margin percent.

3.	Market

Our products are sold into a wide variety of markets and each of these markets has a pricing structure that is dictated by the economics of that particular market. Therefore, the gross margin percent on our products can vary by the markets into which they are sold. Therefore, increased sales into higher margin markets in a given period will have a positive effect on our gross margin percent.

4.	Sales Channel

Historically, the gross margin percent on sales to our large OEM customers has been lower than the gross margin percent on sales through our distribution channel or sales to some of our smaller direct customers. This is primarily due to the bargaining power of the large OEM customers and their higher product volumes. Therefore, increased sales to our large OEM customers in a given period will have a negative effect on our gross margin percent.

5.	Level of integration of the product

Our customers generally are seeking more integrated products with enhanced functionality, which enables them to procure fewer products from fewer suppliers. These integrated products typically command a higher average selling price than our stand-alone components. However, the manufacturing costs of these integrated products are higher, which generally results in a lower gross margin percent on sales of our integrated products in comparison to our stand-alone components. Therefore, increased sales of our more integrated products in a given period will generally have a positive impact on our average selling prices and a negative effect on our gross margin percent.

6.	The efficiency and effectiveness of our manufacturing operations

Our gross margin percent is generally lower in periods with less volume and higher in periods with increased volume. In periods in which volumes are low, our fixed manufacturing overhead costs are allocated to fewer units, thereby decreasing our gross margin percent when those products are sold. Likewise, in periods in which volumes are high, our fixed manufacturing overhead costs are allocated to more units, thereby increasing gross margin percent when those products are sold.

7.	Provision for excess inventories

As discussed in more detail in “Critical Accounting Policies and Estimates,” our cost of revenues and gross margin percent may be negatively influenced by provisions for excess inventories and positively influenced by the sale of previously written-down inventory. These actions can have material impacts on cost of revenues, gross profit and gross margin percent. For example, in 2001 our gross profit and gross margin percent were negatively influenced when we recorded provisions for excess inventories of $7.8 million. Conversely, in the first quarter of 2004 and in the year ended December 31, 2003 our gross profit and gross margin percent benefited when we sold $273,000 and $1.4 million of previously written-down inventory products, respectively.

We believe that each of the above factors will continue to affect our cost of revenues, gross profit and gross margin percentage for the foreseeable future. In addition, the interaction of the factors listed above could have a significant period-to-period effect on our cost of revenues, gross profit and gross margin percent.

Operating Expense Overview

Research and development expenses consist primarily of salaries and salary-related expenses for personnel engaged in R&D activities, material costs for prototype and test units and other expenses related to the design, development and testing of our products and, to a lesser extent, fees paid to consultants and outside service providers. We expense all of our R&D costs as they are incurred. Our R&D costs can vary significantly from quarter to quarter depending on the timing and quantities of materials bought for prototype and test units. We believe one of our key competitive advantages is our ability to offer a broad range of highly engineered products designed to meet the needs of our customers. Our strategy is to continue to invest in R&D at sufficient levels in order to maintain our competitive advantage.

We historically have done our R&D in multiple, geographically dispersed sites in North America rather than concentrating it in one location. We believe that locating product development at multiple sites allows us to attract key personnel we might not otherwise be able to hire. In addition, we believe that having stand-alone R&D centers allows the personnel there to better concentrate on their development tasks. We plan to continue our strategy of conducting our R&D activities in multiple locations.

Sales and marketing expenses consist primarily of salaries, commissions and salary-related expenses for personnel engaged in marketing, sales and application engineering functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. We record as an expense commissions to our external, independent sales representatives when revenues from the associated sale are recognized. We record as an expense quarterly commissions to internal sales employees based on the achievement of targeted net revenue goals. The nature of our sales and marketing expenditures has changed significantly over time. From 1999 to 2001, we were much more dependent on outside commissioned sales representatives and distributors for our sales. Starting in 2001, we invested in increasing the number of direct sales personnel and adding application engineering support for our customers. In particular, to support our customers, we placed both sales personnel and application engineers in various time zones around the world. We believe that our sales force and application engineers provide us with a key competitive advantage in our markets. We intend to maintain our investment in the sales and marketing functions in order to sustain our advantage in this area.

General and administrative expenses consist primarily of salaries and salary-related expenses for executive, finance, accounting, information technology, and human resources personnel, as well as insurance and professional fees. We intend to increase our general and administrative expenses as the need arises.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies require the most significant judgments and estimates to be made in the preparation of our consolidated financial statements. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition, in particular the deferral of revenue on sales to distributors, the valuation of our net deferred tax assets, and amortization of acquisition-related intangible assets. However, these policies currently do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Non-Marketable Equity Securities: In the first quarter of 2002, we converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in Global Communication Semiconductors, Inc. (GCS), a privately held semiconductor foundry, in exchange for 12.5 million shares of GCS, which was approximately 14% of the shares outstanding at the time. The investment strengthened our supply chain for InGaP and InP semiconductor technologies. In connection with the investment, our President and CEO joined GCS’s seven member board.

On a quarterly basis we evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ current annual business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. Evaluating each of these factors involves a significant amount of judgment on management’s part. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarter of 2002, we wrote down the value of our investment in GCS by $2.9 million after determining that GCS’ value had experienced an other than temporary decline. Our ultimate ability to realize our investment in GCS in the future may be dependent on the market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as public markets receptivity to liquidity events such as initial public offerings or mergers and acquisition activities.

Valuation of Goodwill: Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the fair value of the net identifiable tangible and intangible assets acquired. We perform an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to that reporting unit.

Our fair value approach uses two methods, a discounted future cash flow approach and market value approach. The discounted future cash flow model uses estimates of revenue for the business unit, based on estimates of market segment growth rates, estimated costs, and an estimated appropriate discount rate. These estimates are based on historical data, various internal estimates, various external market sources of information, and management’s expectations of future trends.

Our market value approach considers our market capitalization and market multiples of revenue for comparable companies in our industry, as determined by management. This information is derived from publicly available sources.

All of these estimates, and to a lesser degree, the selection of comparable publicly traded companies, involve a significant amount of judgment. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

Our expectations are that the most important factors in the accuracy of our estimation will be the overall strength of the market for telecommunication components in our segments of the market, and the demand for the particular products acquired in the Vari-L transaction.

We conducted our annual goodwill impairment analysis in the third quarter of 2003. The estimates that we used assumed that the reporting units would participate in a gradually improving market for radio frequency components in the wireless and wireline infrastructure markets, that our share of those markets would increase, and the profitability of the reporting units would increase over time. We concluded that we did not have any impairment of goodwill based on our then forecasted discounted cash flows, our market capitalization and market multiples of revenue of comparable companies in our industry.

Excess and Obsolete Inventories: Our provision for excess inventories is based on levels of inventory exceeding the forecasted demand of such products within specific time horizons. We forecast demand for specific products based on the number of products we expect to sell, with such assumptions dependent on our assessment of market conditions and current and expected orders from our customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. The estimation of future demand used in the valuation of inventory is the basis for our announced revenue outlook and our factory loading factors. If forecasted demand decreases or if inventory levels increase disproportionately to forecasted demand, inventory write-downs may be required. Likewise, if we ultimately sell inventories that were previously written-down, we would reduce the previously recorded excess inventory provisions which would have a positive impact on our cost of revenues, gross margin percent and operating results.

In 2001, in response to the cancellation of several key customer programs and an overall severe and sudden downturn in demand for telecom equipment and components, we recorded a provision for excess inventories of $7.8 million. In 2002, 2003 and the first quarter of 2004 certain of these previously cancelled programs were reinstated by our customers and overall, our customers’ demand increased. As a result we were able to sell a total of $2.6 million, $1.4 million and $273,000 of previously written-down inventory products in 2002, 2003 and in the first quarter of 2004, respectively. Sales of previously written-down inventories had a 200 basis point positive impact on our gross margin in the first quarter of 2004.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza amplifier products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Three Months Ended March 31,	Additions to Written- Down Inventories Charged to Cost of Revenues	Sales of Written- Down Inventories with no Associated Cost of Revenues	Dispositions of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2004	$—	$(273)	$(144)	$3,690
2003	$168	$(439)	$76	$5,640

The demand for our products was extremely volatile from late 2001 to late 2002. As our customers were very unsure of their end demand, they could not provide us with a reliable forecast of their demand for our products. Since late 2002, the forecasts from our customers have become more reliable.

The single largest factor affecting the accuracy of our provisions for excess inventories will be the accuracy of our end customers’ forecasts. Affecting these forecasts will be the strength of the recovery in the demand for communications components in our market segments. Also impacting it will be the speed at which our products are designed in or out of our customers’ products.

We will ultimately dispose of written-down inventories by either selling such products or scrapping them. We currently expect sales of written-down inventory products in 2004 to be lower than in 2003. Similarly, we anticipate that we will scrap additional written-down inventories in the near term.

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Net revenues:	100%	100%
Cost of revenues:
Cost of product revenues	54%	48%
Amortization of deferred stock compensation	0%	0%

Total cost of revenues	54%	48%

Gross profit	46%	52%
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation)	15%	29%
Sales and marketing (exclusive of amortization of deferred stock compensation)	14%	22%
General and administrative (exclusive of amortization of deferred stock compensation)	13%	21%
Amortization of deferred stock compensation	0%	3%
Amortization of acquisition related intangible assets	3%	1%

Total operating expenses	45%	76%

Income (loss) from operations	1%	-24%
Interest and other income (expense), net	0%	2%
Provision for income taxes	0%	0%

Net income (loss)	1%	-22%

Comparisons of the Three Months Ended March 31, 2004 and March 31, 2003

Net Revenues

The following table sets forth information pertaining to our sales channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated. Our sales channel structure is explained above in the “Revenue Overview” section. Our geographic sales composition is based upon the location to which we ship our products.

	Three Months Ended March 31,
	2004	2003
Direct	87%	54%
Distribution	13%	46%

Total	100%	100%

United States	26%	50%
Asia-Pacific	36%	14%
Europe	35%	31%
Other	3%	5%

Total	100%	100%

Net revenues increased to $13.8 million in the first quarter of 2004 from $5.8 million in the first quarter of 2003. Of this increase, $7.5 million was the result of the additional sales attributable to our signal source products acquired as part of the Vari-L transaction, which closed on May 5, 2003. Increases in sales of our amplifier products comprised the rest of the increase. This increase in sales of amplifier products was attributable to a strengthening of customers’ end markets, increased market share and penetration of new market segments.

Net revenues to the Asia-Pacific and European regions increased as a percentage of net revenues and in absolute dollars, primarily as a result of the increase in sales of our signal source products. Also contributing to this increase were our successful marketing efforts within these regions of our amplifier products and an increase in shipments to contract manufacturers for our large OEM customers, particularly in the Asia-Pacific region.

The increase in direct net revenues as a percentage of net revenues and in absolute dollars is primarily the result of an increase in sales of our signal source products, which are predominantly sold through our direct sales channel. Other contributory factors included a strengthening of our direct customers’ end markets, increased market share at direct customers and penetration of new market segments at direct customers.

The decrease in our distribution net revenues as a percentage of net revenues was primarily the result of the increase in our direct net revenues as explained above. The decrease in our distribution net revenues in absolute dollars was primarily attributable to the impact of the realignment of our distribution sales channel in 2003. In the second quarter of 2003, we realigned our worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, we terminated our existing distribution agreement with Richardson Electronics and entered into new distribution agreements. In the second quarter of 2003, we entered into an agreement with Acal, a leading value-added distributor with operations in Europe. In the third quarter of 2003, we entered into distribution agreements with two North American distributors, Nu Horizons and RFMW. The transition in distributors had a slightly negative effect on our distribution channel sales in the first quarter of 2004.

Cost of Revenues

Cost of revenues increased to $7.4 million in the first quarter of 2004 from $2.8 million in the first quarter of 2003 primarily as a result of costs associated with the manufacturing our signal source products acquired as part of the Vari-L transaction. Costs of revenues attributable to our signal source products totaled $4.9 million in the first quarter of 2004. In addition, in the first quarter of 2004, we sold inventory products that were previously written-down of approximately $273,000 compared to $439,000 in the first quarter of 2003. Operations personnel increased to 149 at March 31, 2004 from 41 at March 31, 2003 primarily as a result of the personnel added in connection with the Vari-L transaction.

Gross Profit

Gross profit increased to $6.4 million in the first quarter of 2004 from $3.0 million in the first quarter of 2003. The increase in gross profit was primarily attributable to additional gross profit resulting from the sales of our signal source products acquired as part of the Vari-L transaction. Gross margin percent decreased to 46% in the first quarter of 2004 from 52% in the first quarter of 2003. The decrease in gross margin percent is primarily attributable to sales of signal source products. The gross margin percent on our signal source products is typically lower than our gross margin percent on sales of our amplifier products. Also, contributing to the decrease in gross margin percent was an increase in sales to our large OEM customers, which typically have lower gross margins than on sales through our distribution channel or on sales to some of our smaller direct customers. We believe that sales to our large OEM customers will continue to account for a majority of our net revenues for the foreseeable future. Additionally, in the first quarter of 2004 we experienced fewer sales of previously written-down inventories. Sales of previously written-down inventories had a 200 basis point positive impact on our gross margin in the first quarter of 2004 compared to an 800 basis point positive impact on our gross margin in the first quarter of 2003.

Operating Expenses:

Research and Development. Research and development expenses increased to $2.1 million in the first quarter of 2004 from $1.7 million in the first quarter of 2003. This increase is primarily attributable to the costs of additional personnel, services, depreciation and facilities relating to research and development costs for our new signal source products, which we acquired as part of the Vari-L transaction. Looking at the increase from the perspective of where the dollars were spent, salaries and salary related research and development expenses increased by approximately $190,000 in the first quarter of 2004 compared to the first quarter of 2003. Facility costs for research and development increased by approximately $124,000 in the first quarter of 2004 compared to the first quarter of 2003. Other contributory factors to the increase in research and development costs included additional costs associated with patent-related legal fees, software maintenance and equipment calibration. Research and development personnel increased to 52 at March 31, 2004 from 37 at March 31, 2003 primarily as a result of the personnel added in connection with the Vari-L transaction.

Sales and Marketing. Sales and marketing expenses increased to $1.9 million in the first quarter of 2004 from $1.3 million in the first quarter of 2003. This increase was primarily attributable to the costs of additional personnel, services, inside and outside sales representative commissions and facilities relating to the expansion of our sales and marketing functions after the Vari-L transaction. Looking at the increase from the perspective of where the dollars were spent, salaries and salary related sales and marketing expenses increased by approximately $212,000 in the first quarter of 2004 compared to the first quarter of 2003. Additionally, inside and outside sales representative commissions increased by approximately $201,000, sales and marketing facility costs increased by approximately $98,000 and expenses associated with product samples increased by approximately $47,000 during that same time period. Increased travel also contributed to the additional costs. Sales, marketing and applications engineering personnel increased to 36 at March 31, 2004 from 24 at March 31, 2003 primarily as a result of the personnel added in connection with our expansion after the Vari-L transaction.

General and Administrative. General and administrative expenses increased to $1.8 million in the first quarter of 2004 from $1.2 million in the first quarter of 2003. This increase was primarily attributable to a larger general and administrative infrastructure necessary to support the larger company after the Vari-L transaction. Looking at the increase from the perspective of where the dollars were spent, salaries and salary related general and administrative expenses increased by approximately $186,000, general and administrative facility costs increased by approximately $148,000, professional fees (i.e. legal, accounting and Sarbanes-Oxley 404 related) increased by approximately $119,000 and employee relocation expenses increased by approximately $70,000. Other contributory factors included additional costs associated with directors and officers insurance and employee recruiting. General and administrative personnel increased to 32 at March 31, 2004 from 19 at March 31, 2003 primarily as a result of the personnel added in connection with our expansion after the Vari-L transaction.

Amortization of Deferred Stock Compensation. During the three months ended March 31, 2004 and March 31, 2003, we recorded $3,000 and $187,000, respectively, of amortization of deferred stock compensation. The deferred stock compensation was fully amortized in the first quarter of 2004.

Amortization of Acquisition Related Intangible Assets. The acquisition of Vari-L included approximately $6.0 million amortizable intangible assets including developed product technology of $4.8 million, customer relationships of $870,000 and committed customer backlog of $310,000. We are amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months. We are amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months and are amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months, which represents the useful life of each acquired intangible asset.

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

In the three months ended March 31, 2004 and March 31, 2003 we recorded amortization of $431,000 and $48,000, respectively, related to our acquired intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $27,000 for the three months ended March 31, 2004 and $111,000 for the three months ended March 31, 2003. The decrease in net interest and other for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 is primarily attributable to a reduction in our cash and cash equivalents and available for sale securities and lower interest rates.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. As of March 31, 2004, we had cash and cash equivalents of $7.8 million, short-term investments of $3.5 million and long-term investments of $2.0 million. At March 31, 2004, our working capital approximated $19.2 million.

Operating activities provided cash of $68,000 for the three months ended March 31, 2004. Working capital uses of cash for the three months ended March 31, 2004 included increases in accounts receivable and inventories and decreases in accrued restructuring. Our accounts receivable and inventories increased, in reaction to, and in support of, our revenue increase in the first quarter of 2004.

As regards our accounts receivables (A/R), in the first quarter of 2004, we saw the continuation of a trend that developed in 2003. As explained more fully in the Revenue Overview section of this MD&A above, an increasingly larger percentage of our net revenue is being derived from sales to our large direct OEM customers and their contract manufacturers. Due primarily to competitive reasons and geographic business practices, these customers generally pay us more slowly than many of our other customers. As a result of this trend, our days sales outstanding (DSO), rose to 59 days in the first quarter of 2004 from 53 days in the fourth quarter of 2003.

In the first quarter of 2004 our inventory increased by about 14% over the fourth quarter of 2003. At the same time, our inventory turns, fell from 4.9 to 4.0. The increase in the dollar amount of inventory and the fall in inventory turns in the first quarter were primarily the result of a management decision to use some of its cash to increase our inventory level to support anticipated higher shipments in the future.

The decrease in accrued restructuring was primarily related to severance payments made to terminated employees and lease commitment payments. Please refer to “Note 6 of our Notes to Condensed Consolidated Financial Statements” for more information.

Working capital sources of cash included an increase in accounts payable as a result of increased purchasing activity subsequent to the Vari-L transaction and an increase in deferred margin on distributor inventory in anticipation of increased distributor end market demand.

Net cash provided by investing activities totaled $117,000 for the three months ended March 31, 2004. Cash provided by investing activities in the three months ended March 31, 2004 was primarily attributable to net sales and maturities of available for sale securities. Capital expenditures totaled $407,000 in the first quarter of 2004.

Cash provided by financing activities totaled $151,000 for the three months ended March 31, 2004. The major financing inflow of cash for the three months ended March 31, 2004 was related to proceeds from employee stock plans. The major financing use of cash for the three months ended March 31, 2004 was for principal payments on capital lease obligations.

Under the current economic and telecommunications market conditions and the current company structure, and outlook for 2004, we expect that we will be able to fund our working capital and capital expenditure needs from the cash generated from operations for the foreseeable future. Other sources of liquidity that may be available to us are the leasing of capital equipment, a line of credit at a commercial bank, or the sale of Company securities. On January 30, 2004, we filed a shelf registration for the sale of Company securities with the Securities and Exchange Commission. If we draw on these additional sources of liquidity and capital resources to grow our business, execute our operating plans, or acquire complementary technologies or businesses, it could result in lower profitability and/or additional dilution to our stockholders or additional costs to us.

Contractual Obligations

As of March 31, 2004, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease commitments	$118	$79	$39	$—	$—
Operating lease commitments	$4,198	$1,462	$2,113	$623	$—
Purchase commitments	$696	$696	$—	$—	$—

Total (1)	$5,012	$2,237	$2,152	$623	$—

(1)	Total does not include certain purchase obligations as discussed below.

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

Off-Balance-Sheet Arrangements

As of March 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Business Outlook

This business outlook represents the view of management at this time under the current economic and telecommunications market conditions, and the current Company structure and outlook and contains many forward looking statements. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described under “Risk Factors” below.

Our expectations for the remainder of fiscal year 2004 are cautiously optimistic. Starting in the third quarter of 2003, we have seen an increase in the demand for our products across a broad spectrum of customers and applications and for a wide variety of our products. At this time, it is uncertain whether this increase in sales represents a significant upturn in demand from our end customers, or a short-term upturn, which is a critical factor in assessing our financial outlook for the remainder of 2004.

We believe that the primary factors affecting our revenue outlook for the remainder of 2004 will be the extent of the recovery of the overall communications market, the demand from our customers for new products being introduced by both our Amplifier and Signal Source divisions, and the growth of sales in our A&D business unit. In addition to these key factors, we expect the trend towards the large wireless OEMs outsourcing their manufacturing to CMs will continue. Our goals for the year are to grow net revenues through the introduction of new products, increasing our market share and by adding complementary products.

We believe the most significant influences on our outlook for gross margin percent will be the factors mentioned under “Gross Profit and Margin Overview”, including product features, product type, market, sales channel, level of integration of the product, the efficiency and effectiveness of our manufacturing operations, and the provision for excess inventory. The improvement of our gross profit and gross margin percent is one of our key goals for 2004.

With respect to operating expenses, we believe that the single largest factor affecting our overall operating expenses will be the extent of the recovery in our customers’ end markets and the resulting impact on our net revenues. If the increase in sales we saw in the latter part of 2003 and through the first quarter of 2004 fails to continue during the remainder of 2004, we anticipate taking actions to adjust operating expenses accordingly.

As mentioned earlier in this MD&A, we believe our continued success is dependent on technological advancement, including developing new technologies and strategic products for our various market segments. This will be driven by our research and development spending during the remainder of 2004. Our research and development expenses could vary significantly from quarter to quarter depending on the timing of wafer purchases and mask sets.

Regarding general and administrative expense, we believe the most significant factor that might impact our estimates will be the amount and timing of the cost for complying with the new Sarbanes-Oxley regulations, particularly the implementation of Section 404 requirements for auditor attestation regarding our disclosure controls and procedures.

As regards our cash flows for the year, we believe that the most significant factors influencing our cash flow this year will be our net income, the length of time it takes our key customer to pay our accounts receivable, the amount of inventory we will have to buy to support our customers orders, our capital expenditures, and finally the amount of cash received from employee stock plans. Under the current economic and telecommunications market conditions, and the current Company structure, and outlook for 2004, we expect that we will be able to fund our working capital and capital expenditure needs for the foreseeable future from the cash generated from operations.

The key factors influencing our net income are outlined above.

We believe the most the most important item affecting our accounts receivable management will be the percentage of our total net revenue mix made up of our large OEM customers and their CMs versus other customers. As explained more fully in the “Liquidity and Capital Resources” section above, these large OEMs and their CMs generally pay more slowly than our other customers thereby slowing our cash collection from our account receivables. With the visibility we have now into this mix, our goal for 2004 is to keep our DSO reasonably consistent with our recent experience.

We believe that the two largest factors affecting our cash usage in inventory will be the order pattern of our customers and the amount of inventory we decide to carry to support these growing sales. As a result of our expectations regarding our future sales, we will have to increase the amount of inventory we carry. With the visibility we now have into these factors, our goal is to keep our inventory turns reasonably consistent with our recent experience.

As regards our cash usage for capital expenditures, we believe the largest factors influencing that will be the order pattern of our customers. To the extent the order and sales pattern we saw in 2003 and the first quarter of 2004 continues, we may have to purchase a limited amount of capital equipment in response to these orders.

As regards cash from employee stock plans, factors that may influence the level of proceeds we receive include our stock price level and the need of the employee for cash for personal reasons.

Risk Factors

We have a history of significant operating losses. If we are unable to increase our revenues sufficiently to offset our operating expenses, we may not maintain or increase our profitability.

Although income from our operations approximated $135,000 for the three months ended March 31, 2004, we have incurred significant losses from operations in each of the last three fiscal years. Losses from operations approximated $20.7 million, $11.4 million and $6.7 million for the fiscal years ended December 31, 2001, 2002 and 2003, respectively. As of March 31, 2004, our accumulated deficit was approximately $89.2 million. If we are unable to increase our revenues sufficiently to offset our operating expenses, we will not maintain our profitability, and our history of operating losses will continue.

Our operating results will fluctuate and we may not meet quarterly financial expectations, which could cause our stock price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. Factors that could cause our operating results to fluctuate include:

•	general economic growth or decline;

•	telecommunications and A&D industry conditions generally and demand for products containing RF components specifically;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	the timing and success of new product and technology introductions by us or our competitors;

•	our ability to introduce and deliver new products on a timely basis;

•	market acceptance of our products;

•	availability of raw materials, semiconductor wafers and manufacturing capacity;

•	increase in the costs or discontinuance of products obtained from suppliers;

•	changes in customer purchasing cycles and component inventory levels;

•	fluctuations in manufacturing output, yields, or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	amounts and timing of investments in R&D;

•	costs associated with acquisitions and the integration of acquired companies;

•	the effects of changes in accounting standards, including rules regarding recognition of expense for employee stock options; and

•	the effects of war, acts of terrorism or global threats, such as disruption in general economic activity.

The occurrence of these and other factors could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline. For example, on two occasions in 2001, we publicly announced revised lowered expectations for our quarterly and annual financial results. Subsequently, the trading price of our common stock declined. Because of these fluctuations, investors should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance.

Our gross margin will fluctuate from period to period.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to our large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these larger equipment OEMs and other global OEM suppliers continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will have a negative impact on our gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a negative effect on our gross margin. Other factors that could cause our gross margin to fluctuate include the features of the products we sell, the markets into which we sell our products, the level of integration of our products, the efficiency and effectiveness of our manufacturing operations, provisions for excess inventories and sales of previously written-down inventory. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

Our growth depends on the growth of the infrastructure for wireless and wireline communications. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our growth will depend on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, we may be unable to expand our business. In the past, there have been announcements throughout the worldwide telecommunications industry of reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless and wireline infrastructure. These events have had an adverse effect on our operations and caused us in the past to lower our previously announced expectations for our financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products and could have a material adverse effect on our business, financial condition and results of operations.

If we fail to introduce new products in a timely and cost-effective manner, our ability to sustain and increase our revenues could suffer.

The markets for our products are characterized by new product introductions, evolving industry standards and changes in product and process technologies. Because of this, our future success will in large part depend on our ability to:

•	continue to introduce new products in a timely fashion;

•	gain market acceptance of our products;

•	improve our existing products to meet customer requirements;

•	adapt our products to support established and emerging industry standards;

•	adapt our products to support evolving wireless equipment architectures; and

•	access new process and product technologies.

We estimate that the development cycles of some of our products from concept to production could last more than 12 months. We have in the past experienced delays in the release of new products. We may not be able to introduce new products in a timely and cost-effective manner, which would impair our ability to sustain and increase our revenues.

Product quality, performance and reliability problems could disrupt our business and harm our financial condition and results of operations.

Our customers demand that our products meet stringent quality, performance and reliability standards. RF components such as those we produce may contain undetected defects or flaws when first introduced or after commencement of commercial shipments. In addition, some of our products are manufactured using process technologies that are relatively new and for which long-term field performance data are not available. As a result, defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability, despite testing by us, our suppliers or our customers. If these failures or defects occur or become significant, we could experience:

•	loss of net revenues;

•	delays in, or cancellations or rescheduling of, orders or shipments;

•	loss of, or delays in, market acceptance of our products;

•	significant expenditures of capital and resources to resolve such problems;

•	other costs including inventory write-offs and costs associated with customer support;

•	product returns or discounts;

•	diversion of technical and other resources from our other development efforts;

•	warranty claims, lawsuits and liability for damages caused by such defects; and

•	loss of credibility with our current and prospective customers.

We depend on a relatively small number of customers, many of which are concentrated in the wireless communications market, for a significant portion of our sales. The loss of sales to any of these customers, or a downturn in that market, could adversely affect our revenues.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in the first quarter of 2004, sales through Acal plc (Acal), one of our distributors and sales representatives, represented 18% of net revenues; sales to Solectron, a contract manufacturer for several of our large wireless infrastructure OEM customers, represented 14% of net revenues; sales through Avnet Electronics Marketing (Avnet), another of our distributors and sales representatives, represented 12% of net revenues; and sales to Planet Technology represented 10% of net revenues. In addition, each of the following wireless infrastructure OEMs accounted for over 10% of our sales, either directly or indirectly, during the three months ended March 31, 2004: Ericsson, Nokia, Motorola and Siemens. The loss of any one of these customers could limit our ability to sustain and grow our revenues.

In addition, a substantial portion of our revenues are currently derived from sales of components for wireless base station applications. For example, approximately 70% of our net revenues in 2003 and approximately 75% of our net revenues in the first quarter of 2004 were from sales of components for wireless base station applications. As a result, downturns in the wireless communications market, such as the significant downturn that began in 2001, could have a material adverse effect on our business, financial condition and results of operations.

Sales to our large OEM customers have been affected by a pattern of product price decline, which can harm our business.

The market for our wireless communications products is characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, is subject to decreases in selling prices. We are unable to predict future prices for our products, but we expect that prices for products that we sell to our large wireless infrastructure OEM customers, who we expect to continue to account for a majority of our net revenues for the foreseeable future, will continue to be subject to significant downward pressure. The recent economic contraction and shifts in the wireless services market have significantly increased the pressure on wireless infrastructure OEMs to deliver products with improved performance at lower prices. As a result, these OEMs are requiring components from their suppliers, including us, to achieve similar performance/price improvement. In recent years, OEMs have also sought to lower costs by using contract manufacturers to build their products. As these contract manufacturers are rewarded on their ability to achieve operational cost reductions, we are likely to see further pricing pressure as a result of this outsourcing trend. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products with higher prices into both the wireless infrastructure and other markets. We are also devoting significant effort into developing new sales channels and customer bases in which price competition will not be as significant as it is in selling to large wireless infrastructure OEMs. There can be no assurance that we will be able to develop significant new customers outside the wireless infrastructure market, increase unit sales volumes of existing products, or develop, introduce and/or sell new products.

The declining selling prices we have experienced in the past and the pricing pressure we continue to face in the wireless infrastructure market have also negatively affected and may in the future negatively affect our gross margins. To maintain or increase our margins, we must continue to meet our customers’ design and performance needs while reducing our costs through efficient raw material procurement and process and product improvements. There can be no assurance that even if we were able to increase unit sales volumes and reduce our costs per unit, that we would be able to maintain or increase revenues or gross margins.

We may experience difficulties in managing any future growth.

Our ability to successfully manage our business plan in a rapidly evolving market requires us to effectively plan and manage any future growth. Our ability to manage future growth will be dependent in large part on a number of factors, including:

•	maintaining access to sufficient manufacturing capacity to meet customer demands;

•	arranging for sufficient supply of key components to avoid shortages of components that are critical to our products;

•	retaining and/or hiring additional skilled technical, marketing and managerial personnel;

•	adhering to our high quality and process execution standards, particularly as we hire and train new employees;

•	upgrading our operational and financial systems, procedures and controls, including possible improvement of our accounting and internal management systems; and

•	maintaining high levels of customer satisfaction.

In the second half of 2003, we experienced a significant increase in demand for our signal source products, which strained our resources. If we are unable to effectively manage any future growth, our operations may be impacted and we may experience delays in delivering products to our customers. Any such delays could affect our customers’ ability to deliver products in accordance with their planned manufacturing schedules, which could adversely affect our customer relationships. We may also be required to build additional component inventory in order to offset expected future component shortages. If we do not manage any future growth properly, our business, financial condition and results of operations could be materially adversely affected.

We may encounter difficulties managing our business if there is a decreased demand for our products in future periods.

The world economy in general and the telecommunications industry in particular has experienced a significant slowdown that began in 2001. Economic downturns may cause us to experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. Significantly lower sales would likely lead to further provisions for excess inventories and further actions to restructure our operations. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We expect to make future acquisitions, which involve numerous risks.

We have in the past and will continue to evaluate potential acquisitions of, and investments in, complementary businesses, technologies, services or products, and expect to pursue such acquisitions and investments if appropriate opportunities arise. However, we may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms, or at all. In the event we pursue acquisitions, we will face numerous risks including:

•	difficulties in integrating the personnel, operations, technology or products and service offerings of the acquired company;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets where competitors in such markets have stronger market positions;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	the loss of any key personnel of the acquired company;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	insufficient revenues to offset increased expenses associated with acquisitions; and

•	additional expense associated with amortization or depreciation of acquired assets.

Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits or synergies of the transaction. Past transactions have resulted, and future transactions may result, in significant costs and expenses and charges to earnings. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. In addition, any completed, pending or future transactions may contribute to financial results of the combined company that differ from the investment community’s expectations in a given quarter, and may result in unanticipated expenses or liabilities associated with the acquired assets or businesses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The incurrence of indebtedness could be detrimental to our results of operations, and the issuance of equity securities could be dilutive to our existing stockholders.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may cause a significant delay in our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on five third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs include Northrup Grumman (formerly TRW) and RF Micro Devices, or RFMD, for gallium arsenide, or GaAs, Atmel for silicon germanium, or SiGe, TriQuint Semiconductors for our discrete devices and Global Communication Semiconductors, Inc., or GCS, for our indium gallium phosphide heterojunction bipolar, or InGaP HBT, devices. A significant amount of our Amplifier Division products sold in 2002 and 2003 were manufactured in GaAs by Northrup Grumman and SiGe by Atmel. Atmel is currently our sole source supplier for SiGe wafers and has provided us with a commitment for a supply of wafers through September 2004. The supply agreement with Northrup Grumman provides us with a commitment for a supply of wafers through December 31, 2005. GCS is now our sole source for wafers using the InGaP HBT process technology. GCS is a privately held company with limited operating history. The loss of one of our third-party wafer fabs, in particular Northrup Grumman, Atmel or GCS, or any reduction of capacity, manufacturing disruption, or delay or reduction in wafer supply, would negatively impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which could significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, it would be extremely difficult to find an alternative source of supply. Even if we were able to find an alternative source, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, which could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the past, we have experienced delays in product shipments, quality issues and poor manufacturing yields from our third-party wafer fabs, which in turn delayed product shipments to our customers and resulted in higher costs of production and lower gross margins. We may in the future experience similar delays or other problems, such as inadequate wafer supply.

Our reliance on subcontractors to package our products could cause a delay in our ability to fulfill orders or could increase our cost of revenues.

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, substantially all of our Amplifier Division net revenues in 2003 and 2002 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Circuit Electronic Industries Public Co., Ltd. (CEI), would significantly damage our business. In addition, increased packaging costs would adversely affect our margins and profitability.

The fragile nature of the semiconductor wafers that we use in our components requires sophisticated packaging techniques and can result in low packaging yields. If our packaging subcontractors fail to achieve and maintain acceptable production yields in the future, we could experience increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost revenues, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are investigating and evaluating additional opportunities to outsource the manufacture and test of some of our products, particularly our MCM products. We may not be able to outsource these functions on favorable terms, or at all.

We are investigating and evaluating additional opportunities to outsource the manufacture and test of some of our products, particularly our MCM products. We intend to begin outsourcing a portion of our MCM manufacturing and testing function once a third party provider has been identified and qualified and it becomes economically viable for both the vendor and us. However, we may be unable to successfully outsource this function in the near term, or at all. The selection and ultimate qualification of a subcontractor to manufacture and test our products could be costly and increase our cost of revenues. In addition, we also do not know if we will be able to negotiate a long-term contract with a subcontractor to manufacture and production test our products at acceptable prices or volumes. Because our components require sophisticated testing techniques, we may also be unable to obtain sufficient high quality or timely manufacture and testing of our products. If a potential subcontractor to manufacture and test RF components is not successful in adopting such techniques, we could experience increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost revenues, any of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on Avnet and Acal, distributors and sales representatives for our products, for a significant portion of our sales. The loss of Avnet or Acal as a distributor or sales representative, or the failure to develop new and viable distribution relationships, may adversely affect our revenues.

Two distributors who also serve as sales representatives for our products, Acal and Avnet, accounted for a substantial portion of our net revenues in recent periods. Sales through Acal, including sales to our Acal sales representatives, represented 18% and 12% of net revenues in the three months ended March 31, 2004 and in the year ended December 31, 2003, respectively. Sales to Avnet, including sales to our Avnet Asia sales representatives, represented 12% and 16% of net revenues in the three months ended March 31, 2004 and in the year ended December 31, 2003, respectively. Acal and Avnet distribute our products to a large number of end customers. We anticipate that sales through Acal and Avnet will continue to account for a substantial portion of our net revenues in the near term. The loss of Avnet or Acal and our failure to develop new and viable distribution relationships could materially harm our ability to sustain and grow our revenues. Moreover, any transition involving our distribution partners could also have a negative impact on our operating results. For example, in the second quarter of 2003, we realigned our worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, we terminated our existing distribution agreement with Richardson Electronics and entered into new distribution agreements. The transition in distributors had a slightly negative effect on our distribution channel sales in the first quarter of 2004.

A significant portion of our products are sold to international customers, which exposes us to numerous risks.

A significant portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Germany, Finland and Sweden. International sales approximated 60% of our net revenues in 2003 and 75% of our net revenues in the first quarter of 2004. Demand for our products in foreign markets could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

•	changes in trade policy and regulatory requirements;

•	fluctuations in foreign currency rates;

•	duties, tariffs and other trade barriers and restrictions;

•	timing and availability of export licenses;

•	delays in placing orders;

•	difficulties in managing distributors’ sales to foreign countries;

•	the complexity and necessity of using foreign representatives;

•	compliance with a variety of foreign and U.S. laws affecting activities abroad;

•	potentially adverse tax consequences;

•	trade disputes; and

•	political, social and economic instability.

We are also subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws; therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

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

In addition, we currently transact business with our foreign suppliers and packagers in U.S. dollars. Consequently, if the currencies of our suppliers’ countries were to increase in value against the U.S. dollar, our suppliers may attempt to raise the cost of our semiconductor wafers, packaging materials and services, and other materials, which could have a material adverse effect on our business, financial condition and results of operations.

Sources for certain components and materials are limited, which could result in delays or reductions in product shipments.

The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. For example, we rely on limited sources for certain packaging materials. If we, or our packaging subcontractors, are unable to obtain these or other materials in the required quantity and quality, we could experience delays or reductions in product shipments, which would materially and adversely affect our profitability. Although we have not experienced any significant difficulty to date in obtaining these materials, shortages may arise in the future. If key components or materials are unavailable, our revenues could decline.

We face several new risks associated with our recently formed Aerospace and Defense business unit.

In the third quarter of 2003, we announced the creation of our A&D business unit that targets customers in the military, defense, avionics, space and homeland security market segments. We can make no assurance that we will be able to successfully serve the needs of potential customers in these markets or realize any significant net revenues from this business. Through our participation in this market, we may make sales to companies doing business with the U.S. government as prime contractors or subcontractors. Although unlikely, we may also do business directly with the U.S. government. In addition to normal business risks, we face several unique risks, largely beyond our control, associated with doing business, directly or indirectly, with the U.S. government, including:

•	the reliance of our customers and us on the availability of government funding and their and our ability to obtain future government contractor awards;

•	the intense competition for future government contractor awards;

•	changes in government or customer priorities due to program reviews or revisions to strategic objectives;

•	difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work;

•	the ability of the U.S. government to terminate, without prior notice, partially completed government programs that were previously authorized, resulting in possible termination of our customer contracts;

•	significant changes in contract scheduling; and

•	government import and export policies and other government regulations.

The termination of funding for a government program for which we serve as a contractor or subcontractor or supplier would result in a loss of anticipated future net revenues attributable to that program. Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements, including necessary security clearances. These requirements, although customary in government contracts, increase our performance and compliance costs and could result in delays in fulfilling customer orders or our inability to meet customer demand for products. For example, in the third quarter of 2003, we were temporarily unable to accept orders and manufacture products for certain government contractors due to a delay in our obtaining the necessary government clearances relating to required documentation changes following our Vari-L transaction. Government contract performance and compliance costs might increase in the future, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations.

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

With respect to products sold in our Amplifier Division, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, M/A-COM and NEC. We also compete with communications equipment manufacturers, some of whom are our customers, who design RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. With respect to our Signal Source Division products, our primary competitors are Alps,

M/A-COM and Minicircuits. We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market, and we may see future competition from companies that may offer new or emerging technologies. In addition, future competition may come from component suppliers based in countries with lower production costs that could translate into pricing pressures; companies that provide a more comprehensive active and passive RF component portfolio that would provide our customers with an attractive supply alternative; and IC manufacturers as they add additional functionality at the chip level to compete with our products. In addition, many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

If communications equipment manufacturers increase their internal production of RF components, our revenues would decrease and our business would be harmed.

Currently, communications equipment manufacturers obtain their RF components by either developing them internally or by buying RF components from third-party suppliers. We have historically generated a majority of our revenues through sales of components to these manufacturers through our distributors and direct sales force. If communications equipment manufacturers increase their internal production of RF components and reduce purchases of RF components from third parties, our revenues could decrease and our business, financial condition and results of operations could be materially adversely affected.

Our results may suffer if we are not able to accurately forecast demand for our products.

Our business is characterized by short-term orders and shipment schedules. Customer orders can typically be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial non-cancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially.

During periods of industry downturn, such as we have recently experienced, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is not in a downturn. We therefore experienced lower levels of backlog during the last downturn, making it more difficult for us to forecast production levels, capacity and revenues. We are currently in a period where it is difficult to predict future growth in the markets we serve, making it even more difficult to estimate requirements for production capacity. If we are unable to plan inventory and production levels effectively, our business, financial condition and results of operations could be materially adversely affected.

From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. Accordingly, our business, financial condition and results of operations could be materially adversely affected.

We have a material amount of goodwill and long-lived assets, including finite-lived acquired intangible assets, which, if impaired, could materially and adversely affect our results of operations.

We have a material amount of goodwill, which is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Goodwill is subject to a periodic impairment evaluation based on the fair value of the reporting unit. We also have a material amount of long-lived assets, including finite-lived acquired intangible assets recorded on our balance sheet. These assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of the related assets may not be recoverable. Any impairment of our goodwill, long-lived assets, including finite-lived acquired intangible assets, could have a material adverse effect on our business, financial condition and results of operations.

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We believe that our future success will depend in large part upon our continued ability to recruit, hire, retain and motivate highly skilled technical, marketing and managerial personnel. Competition for these employees is significant. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could materially adversely affect our business, financial condition and results of operations. In addition, from time to time we may recruit and hire employees from our customers, suppliers and distributors, which could damage our business relationship with these parties. Our success also depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of key personnel could adversely affect our ability to execute our business strategy, which could have a material adverse effect on our business, financial condition and results of operations. We may not be successful in retaining these key personnel.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

We are defendants in litigation matters that are described under the heading “Legal Proceedings” in this quarterly report on Form 10-Q. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse effect on our business, financial condition and results of operations.

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

Recent changes in environmental laws and regulations applicable to manufacturers of electrical and electronic equipment will require us to redesign our products, and may increase our costs and expose us to liability.

The implementation of new technological or legal requirements, such as recycling requirements and lead free initiatives, could impact our products and solutions, manufacturing or distribution processes, and could affect the timing of product introductions, the cost of our production or products as well as their commercial success. For example, a recent directive in the European Union bans the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, some of our customers selling products in Europe have begun demanding products from component manufacturers that do not contain these banned substances and have indicated that they will not design in non-compliant components beginning in 2005. Because most of our existing IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we must redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand. Our industry has no long term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials. Accordingly, the products we produce to comply with the new regulatory standards may not perform as well as our current products. In addition, this redesign is resulting in increased research and development and manufacturing and quality control costs. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

Another recent directive in the European Union imposes a “take-back” obligation on manufacturers of electrical and electronic equipment. This obligation requires manufacturers of electrical or electronic equipment to finance the collection, recovery and disposal of the electrical or electronic equipment that they produce. At this time, member states in the European Union have not adopted legislation implementing this directive. In addition, methods of complying with these potential take-back obligations have not been developed by our industry. Even if the specific legislation does not directly apply to us or our products and solutions, our customers could potentially shift some of their costs to us through contractual provisions. We are unable to assess the impact of this proposed legislation on us at this time but it could result in increased costs to us, which could materially adversely affect our business, financial condition and results of operations.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.

Our future success and ability to compete is dependent in part upon our proprietary information and technology. Although we have patented technology and have patent applications pending, we primarily rely on a combination of contractual rights and copyright, trademark and trade secret laws and practices to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, wafer suppliers, vendors, customers and potential customers, and strictly limit the disclosure and use of our proprietary information. The steps taken by us in this regard may not be adequate to prevent misappropriation of our technology. Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our ability to enforce our patents, copyrights, software licenses and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various countries. If we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us.

Our products could infringe the intellectual property rights of others, and resulting claims against us could be costly and require us to enter into disadvantageous license or royalty arrangements.

Our industry is characterized by the existence of a large number of patents and litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. In addition, our sales agreements often contain intellectual property indemnities, such as patent and copyright indemnities, and our customers may assert claims against us for indemnification if they receive claims alleging that their products infringe others’ intellectual property rights.

Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us or pay material amounts of damages. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products. We may increasingly be subject to infringement claims as the number of our products grows.

Our strategic investment in GCS, a privately held semiconductor foundry, could be further impaired or never redeemed, which could have a material adverse impact on our results of operations.

In the first quarter of 2002, we invested $7.5 million in GCS, a privately held semiconductor foundry. We periodically evaluate our investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ current annual business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. If we determine that an other than temporary decline in value has occurred, we will write-down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarter of 2002, we wrote down the value of our investment in GCS by $2.9 million after determining that GCS had experienced an other than temporary decline in value.

Our investment in GCS is also at risk to the extent that we cannot ultimately sell our shares of GCS stock, for which there is currently no public market. Even if we are able to sell these shares, the sale price may be less than the price paid.

Some of our existing stockholders can exert control over us, and they may not make decisions that reflect our interests or those of other stockholders.

Our founding stockholders control a significant amount of our outstanding common stock. As a result, these stockholders are able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Although 75% of our sales were to non-U.S. based customers and distributors in the first quarter of 2004, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. However, we continue to and expect in future periods to expand selling into foreign markets, including Europe and Asia. Because our sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

At March 31, 2004, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, short-term investments and long-term investments. For example, a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $50,000.

Item 4.	Controls and Procedures

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

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-

10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of March 31, 2004 approximately $45.1 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod and Vari-L and investment in GCS. The remaining $4.7 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description

2.1	Asset Purchase Agreement, by and among Registrant, Olin Acquisition Corporation, and Vari-L Company, Inc., dated as of December 2, 2002. (1)

2.2	Agreement and Plan of Reorganization, by and among Registrant, Xavier Merger Sub, Inc. and Xemod Incorporated, dated as of August 15, 2002. (2)

3.1	Restated Certificate of Incorporation of Registrant. (3)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (4)

3.3	Bylaws of Registrant, as amended, as currently in effect.(5)

4.1	Form of Registrant’s Common Stock certificate. (6)

4.2	Investors’ Rights Agreement, by and among Registrant and the parties named therein, dated as of October 4, 1999.(3)

4.3	Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004.(6)

10.1	2000 Employee Stock Purchase Plan and related agreements. (7)

10.2	Contract Change Notice/Amendment No. 8 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and Northrop Grumman Space Technology (formerly TRW, Inc.), dated July 17, 2003.

10.3	Contract Change Notice/Amendment No. 9 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and Northrop Grumman Space Technology (formerly TRW, Inc.), dated March 19, 2004. (8)

11.1	Statement regarding computation of per share earnings. (9)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.

(2)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 25, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(4)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(5)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(6)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(7)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-8 and all amendments thereto, Registration No. 333-114003, initially filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Confidential treatment has been requested or received as to certain portions of this exhibit.

(9)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Reports on Form 8-K.

For the quarter ended March 31, 2004, we filed two reports on Form 8-K. Information regarding the items reported on is as follows:

1)	On January 27, 2004, we filed a current report on Form 8-K in which we furnished our press release announcing our quarterly results for the quarter and fiscal year ended December 31, 2003.

2)	On January 30, 2004, we filed a current report on Form 8-K in connection with the acquisition of substantially all the assets and specified liabilities of Vari-L Company, Inc., a Colorado corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 17, 2004	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk

ROBERT VAN BUSKIRK President, Chief Executive Officer and Director

DATE: May 17, 2004	/s/ Thomas J. Scannell

THOMAS J. SCANNELL Vice President, Finance, Chief Financial Officer and Assistant Treasurer