Form 10-Q
period 2004-06-30
SIRENZA MICRODEVICES INC
filed 2004-08-13
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

As of July 31, 2004 there were 34,794,265 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1. Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	June 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$6,931	$7,468
Short-term investments	1,497	1,999
Accounts receivable, net	8,738	7,838
Inventories	8,188	6,497
Other current assets	959	1,093

Total current assets	26,313	24,895
Property and equipment, net	8,502	9,685
Long-term investments	6,020	4,015
Investment in GCS	4,600	4,600
Other assets	1,533	1,189
Acquisition related intangibles, net	4,718	5,529
Goodwill	4,219	4,219

Total assets	$55,905	$54,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,034	$4,379
Accrued expenses	2,918	2,530
Deferred margin on distributor inventory	1,336	1,042
Accrued restructuring	555	887
Capital lease obligations, current portion	70	65

Total current liabilities	8,913	8,903
Capital lease obligations	19	56
Commitments and contigencies
Stockholders’ equity
Common stock	35	34
Additional paid-in capital	135,403	134,705
Deferred stock compensation	—	(3)
Treasury stock, at cost	(165)	(165)
Accumulated deficit	(88,300)	(89,398)

Total stockholders’ equity	46,973	45,173

Total liabilities and stockholders’ equity	$55,905	$54,132

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenues	$15,653	$9,058	$29,454	$14,857
Cost of revenues:
Cost of product revenues	7,997	4,833	15,388	7,591
Amortization of deferred stock compensation	—	23	—	46

Total cost of revenues	7,997	4,856	15,388	7,637

Gross profit	7,656	4,202	14,066	7,220
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $0, $2, $8 and $44 for the three and six months ended June 30, 2004 and three and six months ended June 30, 2003, respectively)	2,327	2,163	4,440	3,872
Sales and marketing (exclusive of amortization of deferred stock compensation of $0, $1, $40 and $87 for the three and six months ended June 30, 2004 and three and six months ended June 30, 2003, respectively)	2,067	1,726	3,970	2,982
General and administrative (exclusive of amortization of deferred stock compensation of $0, $0, $75 and $156 for the three and six months ended June 30, 2004 and three and six months ended June 30, 2003, respectively)	1,939	1,789	3,764	3,025
Amortization of deferred stock compensation	—	123	3	287
Amortization of acquisition related intangible assets	380	303	811	351
Restructuring	—	434	—	434

Total operating expenses	6,713	6,538	12,988	10,951

Income (loss) from operations	943	(2,336)	1,078	(3,731)
Interest expense	3	10	8	23
Interest and other income, net	45	165	77	289

Income (loss) before income taxes	985	(2,181)	1,147	(3,465)
Provision for income taxes	49	—	49	—

Net income (loss)	$936	$(2,181)	$1,098	$(3,465)

Basic net income (loss) per share	$0.03	$(0.07)	$0.03	$(0.11)

Diluted net income (loss) per share	$0.03	$(0.07)	$0.03	$(0.11)

Shares used to compute basic net (income) loss per share	34,446	32,119	34,321	31,063

Shares used to compute diluted net (income) loss per share	37,136	32,119	37,213	31,063

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Operating Activities
Net income (loss)	$1,098	$(3,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,963	2,052
Amortization of deferred stock compensation	3	333
Compensation expense related to employee equity awards	5	—
Gain on the sale of property and equipment	—	(85)
Changes in operating assets and liabilities:
Accounts receivable	(900)	(1,547)
Inventories	(1,691)	(1,905)
Other assets	37	(78)
Accounts payable	(345)	927
Accrued expenses	141	242
Accrued restructuring	(332)	(398)
Deferred margin on distributor inventory	294	(1,439)

Net cash provided by (used in) operating activities	1,273	(5,363)
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net	(1,503)	7,508
Purchases of property and equipment	(969)	(1,716)
Proceeds from the sale of property and equipment	—	85
Purchase of Xemod, net of cash received	—	28
Purchase of Vari-L, net of amounts accrued	—	(6,598)
Increase in restricted cash	—	(1,100)

Net cash used in investing activities	(2,472)	(1,793)
Financing Activities
Principal payments on capital lease obligations	(32)	(298)
Proceeds from employee stock plans	694	294

Net cash provided by (used in) financing activities	662	(4)
Decrease in cash and cash equivalents	(537)	(7,160)
Cash and cash equivalents at beginning of period	7,468	12,874

Cash and cash equivalents at end of period	$6,931	$5,714

Supplemental disclosures of noncash investing and financing activities
Cost and accumulated depreciation of equipment retired	$83	$—
Forfeiture of deferred stock compensation	$—	$138
Common stock issued in connection with Vari-L acquisition	$—	$4,654
Assumption of Vari-L loans receivable	$—	$3,417

See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sirenza Microdevices, Inc. (the Company) for the year ended December 31, 2003, which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 24, 2004.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Prior to 2004, the Company operated on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ended on December 31. Effective January 1, 2004, the Company changed its reporting period to a calendar year with each of the fiscal quarters now ending on the last day of the calendar quarter. The adoption of this change did not have a material impact on the Company’s financial position or results of operation for the quarter ended June 30, 2004. The Company’s second quarter of fiscal year 2003 ended on June 29, 2003. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the quarter’s calendar month end for convenience.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)—as reported	$936	$(2,181)	$1,098	$(3,465)
Add: Stock-based employee compensation expense, included in the determination of net income (loss) as reported	5	146	8	333
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(1,411)	(1,382)	(2,823)	(2,809)

Pro forma net loss	$(470)	$(3,417)	$(1,717)	$(5,941)

Net income (loss) per share:
Basic and diluted—as reported	$0.03	$(0.07)	$0.03	$(0.11)

Basic and diluted—pro forma	$(0.01)	$(0.11)	$(0.05)	$(0.19)

Note 2: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets aggregated $380,000, $811,000, $303,000, and $351,000 in the three and six-month periods ended June 30, 2004 and 2003, respectively.

The Company’s acquisition-related intangible assets at June 30, 2004 and December 31, 2003 were as follows (in thousands):

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Patented Core Technology	$700	$292	$408
Internal Use Software	70	41	29
Developed Product Technology	4,840	1,049	3,791
Customer Relationship	870	380	490
Committed Customer Backlog	310	310	—

	$6,790	$2,072	$4,718

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Patented Core Technology	$700	$208	$492
Internal Use Software	70	29	41
Developed Product Technology	4,840	599	4,241
Customer Relationship	870	218	652
Committed Customer Backlog	310	207	103

	$6,790	$1,261	$5,529

As of June 30, 2004, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years is as follows (in thousands):

2004 (remaining 6 months)	$707
2005	1,393
2006	999
2007	922
2008	697

Total estimated amortization expense	$4,718

Note 3: Goodwill

There were no changes in the carrying amount of goodwill during the three and six-month periods ended June 30, 2004.

Note 4: Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method), or market (estimated net realizable value).

The Company plans production based on orders received and forecasted demand and must order raw material components and build inventories in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of market conditions and current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on actual results of operations.

In 2001, the Company recorded a provision for excess inventories totaling $7.8 million. This excess inventory charge was due to the cancellation of several key customer programs and an overall decrease in forecasted demand for the Company’s products and was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product.

In the first and second quarters of 2004 and 2003, the Company sold previously written-down inventory products with an original cost of approximately $273,000, $192,000, $439,000 and $394,000, respectively. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. For example, had this inventory been valued at its original cost when sold, the Company’s gross margin would have decreased by 1% for the three months ended June 30, 2004. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	June 30, 2004	December 31, 2003
Inventories:
Raw materials	$2,772	$2,868
Work-in-process	2,401	2,394
Finished goods	3,015	1,235

Total	$8,188	$6,497

Note 5: Investment in GCS

The Company accounts for its investment in Global Communication Semiconductors, Inc. (GCS), a privately held semiconductor foundry, in accordance with the cost method of accounting and has classified the investment as a non-current asset on its consolidated balance sheet. The Company’s President and CEO is a member of GCS’ seven-member board of directors.

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

The realizability of the Company’s investment in GCS is ultimately dependent on the Company’s ability to sell its GCS shares, for which there is currently no public market and may be dependent on market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as public markets receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if the Company is able to sell its GCS shares, the sale price may be less than carrying value of the investment, which could have a material adverse effect on the Company’s consolidated results of operations.

Note 6: Restructuring Activities

2003 Restructuring Activities

In connection with the acquisition of Vari-L Company, Inc. (Vari-L), the resulting new strategic focus of Sirenza and a new management structure, the Company incurred a restructuring charge of approximately $1.0 million in the second quarter of 2003, primarily related to a workforce reduction and costs of exiting excess facilities. All excess facilities were exited prior to June 30, 2003. Management with the appropriate level of authority approved and committed the Company to a plan of employee termination and exiting of excess facilities, which included the benefits terminated employees would receive. In addition, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

The $1.0 million restructuring charge consisted almost entirely of severance and fringe benefits. This charge is reflected on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2003 as “Restructuring and special charges” and is net of a 2001 restructuring liability adjustment of $596,000 (see 2001 Restructuring Activities below).

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

The workforce reductions began in the second quarter of 2003 and were completed in the third quarter of 2003. Approximately $871,000 of severance and fringe benefits was paid in 2003. The remaining $151,000 of cash expenditures related to the severance and fringe benefits were paid in the first quarter of 2004.

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

The following table summarizes the activities related to the Company’s accrued restructuring balance during the second quarter of 2004 (in thousands):

	Accrued Restructuring Balance at March 31, 2004	Cash Payments	Accrued Restructuring Balance at June 30, 2004
2003 restructuring activities	$5	$(2)	$3
Acquisition related restructuring activities	87	(23)	64
2002 restructuring activities	157	(23)	134
2001 restructuring activities	397	(43)	354

	$646	$(91)	$555

All of the cash payments in the above table relate to lease commitments.

The following table summarizes the Company’s restructuring costs and activities through June 30, 2004 (in thousands):

	Amount Charged to Restructuring or Goodwill		Cash Payments		Non-cash Charges		Accrued Restructuring Balance at June 30, 2004
	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments
2003 restructuring activities	$1,022	$8	$(1,022)	$(5)	$—	$—	$—	$3
Acquisition related restructuring activities	28	365	(28)	(179)	—	(122)	—	64
2002 restructuring activities	120	271	(120)	(137)	—	—	—	134
2001 restructuring activities	481	2,189	(464)	(1,144)	(17)	(691)	—	354

	$1,651	$2,833	$(1,634)	$(1,465)	$(17)	$(813)	$—	$555

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms, the latest of which ends in 2006.

Note 7: Stock awards

In the second quarter of 2004, the Company granted 100,000 shares of non-vested common stock (stock awards) to an employee under the 1998 Stock Plan. The stock awards were granted at par value ($0.001) and vest on a cliff basis, three years from the date of grant. However, fifty percent (50%) of the stock awards will immediately vest in the event that the closing trading price of the Company’s Common Stock on The Nasdaq National Market is greater than or equal to $6.396 for five consecutive trading days.

The Company measured the fair value of the stock awards based upon the fair market value of the Company’s common stock on the date of grant. Compensation cost of $382,900 will be recognized on a straight-line basis over the vesting period of the stock awards, or sooner, to the extent vesting accelerates. The Company recorded approximately $5,000 of compensation cost in the second quarter of 2004 within general and administrative expenses.

Note 8: Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding during the period, if dilutive. Potential Common Stock equivalents include incremental shares of Common Stock issuable upon the exercise of stock options and employee stock awards.

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Weighted average common shares outstanding	34,446	32,119	34,321	31,063
Dilutive effect of employee stock options and awards	2,690	—	2,892	—

Weighted average common shares outstanding, assuming dilution	37,136	32,119	37,213	31,063

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.

The effect of options to purchase 5,407,530 shares of Common Stock at an average exercise price of $1.72 for the three and six months ended June 30, 2003 has not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

Note 9: Comprehensive Income (Loss)

The Company’s comprehensive net income (loss) was the same as its net income (loss) for the three and six months ended June 30, 2004 and June 30, 2003.

Note 10: Segments of an Enterprise and Related Information

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

	Amplifier Division	Signal Source Division	Total Segments	Non-Segment Items	Total Company
For the three months ended June 30, 2004
Net revenues from external customers	$7,744	$7,909	$15,653	$—	$15,653
Operating income (loss)	$2,861	$2,302	$5,163	$(4,220)	$943

For the six months ended June 30, 2004
Net revenues from external customers	$14,090	$15,364	$29,454	$—	$29,454
Operating income (loss)	$5,224	$3,973	$9,197	$(8,119)	$1,078

For the three months ended June 30, 2003
Net revenues from external customers	$6,065	$2,993	$9,058	$—	$9,058
Operating income (loss)	$(719)	$(734)	$(1,453)	$(883)	$(2,336)

For the six months ended June 30, 2003
Net revenues from external customers	$11,837	$3,020	$14,857	$—	$14,857
Operating income (loss)	$(1,868)	$(745)	$(2,613)	$(1,118)	$(3,731)

Note 11: Contingencies

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

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by the Company for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, the Company filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Even though the Company believes Mini-circuits’ claims to be without merit and intends to defend the case and assert its claims vigorously, if the Company ultimately loses or settles the case, it may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of June 30, 2004. Even if the Company is entirely successful in the lawsuit, the Company may incur significant legal expenses and the Company’s management may expend significant time in the defense.

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

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the direction in which our business and products are moving. We then follow this with an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting estimates that we believe are important to understand the assumptions and judgments incorporated in our reported financial results. In the next section we discuss the results of our operations for the three-month and six-month periods ended June 30, 2004 compared to the three-month and six-month periods ended June 30, 2003. We then provide an analysis of the changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations”.

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

On May 5, 2003, we acquired substantially all of the assets and assumed specified liabilities of Vari-L Company, Inc., (Vari-L) which enabled us to significantly broaden our product portfolio of MCM products. The acquisition of Vari-L added a significant level of net revenues to Sirenza subsequent to the date of the transaction.

After the acquisition of Vari-L, we relocated our corporate headquarters and consolidated our manufacturing facilities in Broomfield, Colorado, which allowed us to achieve significant operational cost synergies, primarily in operations, general and administrative and, to a more limited degree, in sales and marketing. The achievement of these operational cost synergies in combination with a significant increase in our net revenues subsequent to the Vari-L transaction was the primary factor that caused a decrease in the ratio of our operating expenses (i.e. research and development, sales and marketing and general and administrative) to our net revenues from 63% in the second quarter of 2003 to 40% in the second quarter of 2004. If we had not achieved these cost synergies, our cost of revenues, general and administrative and sales and marketing expenses would have been higher, both in terms of dollars and as a percentage of net revenues in the second quarter of 2004.

Historically we have utilized a divisional organization structure. The divisions focused on either specific end markets and/or product types. (See Note 10: “Segments of an Enterprise and Related Information” in our Notes to Condensed Consolidated Financials Statements for further information). Currently we are organized into two, product focused divisions: our Amplifier Division and our Signal Source Division. The two divisions are generally focused on the same end markets and customers and are managed separately in order to better manage the research and development and marketing efforts for particular products. Our Amplifier Division’s main product lines are primarily IC-based and included discrete, amplifier, low noise amplifier and power amplifier IC products and an emerging MCM product line including power amplifier modules. Our Signal Source Division’s main product lines are MCMs that include voltage controlled oscillators (VCOs) and phase-locked loop (PLL) products, passive and active mixers and an emerging signal coupler product line. We also have a market-focused business unit focused on the A&D market that sells products from both the Amplifier and Signal Source divisions.

Revenue Overview

We present our revenue results as “net revenues.” Net revenues are defined as our revenues less sales discounts, rebates, returns and other pricing adjustments. Historically, these revenue related adjustments have not represented a significant percentage of our revenues.

We sell our products worldwide through a direct sales channel and a distribution sales channel. Our distribution channel consists of all sales made by our four distribution channel partners (Avnet, Acal, Nu Horizons and RFMW). We defer the recognition of revenue and the related costs of revenue until our distribution partners sell our products to their end customers. Our distribution partners are based in the United States and Europe. Our direct channel consists of all sales made by us in which we recognize revenue when the product has shipped, title has transferred and no further obligations remain.

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until a customer accepts the products.

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. From 1999 to 2001 the majority of our net revenues was derived from sales to our distributors and a private label partner. From 2001 to 2003, our customer base shifted significantly. Significant sales and marketing efforts by us have contributed to a majority of our 2003 and 2004 net revenues being derived from a specific set of large wireless infrastructure original equipment manufacturer customers (OEMs) including Andrew, Ericsson, Lucent and their contract manufacturers. This trend was strengthened in 2003 by the acquisition of Vari-L whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola. We believe that these larger equipment OEMs, and other global OEM suppliers, will continue to account for a majority of our net revenues for the foreseeable future.

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

Our sales have also shifted in their geographic location. From 1999 to 2001 the vast majority of our net revenues were to the North American region. From 2001 through 2003 we broadened our geographic reach so that as we exited 2003, our net revenues were evenly split between Asia, North America and Europe. We anticipate that this balanced geographic mix will continue for the foreseeable future.

Since 2001, we have had essentially the same group of competitors. For our amplifier products, we most often compete with Agilent, M/A-COM and NEC. The main competitors in our signal source products are Alps, M/A-COM and Mini-circuits. We also compete with communications equipment manufacturers, some of who are our customers, who design RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks.

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

Gross Profit and Margin Overview

Our gross profit and gross margin percent can be influenced by a number of factors, including, but not limited to:

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

7. Provision for excess inventories

As discussed in more detail in “Critical Accounting Policies and Estimates,” our cost of revenues and gross margin percent may be negatively influenced by provisions for excess inventories and positively influenced by the sale of previously written-down inventory. These actions can have material impacts on cost of revenues, gross profit and gross margin percent. For example, in 2001 our gross profit and gross margin percent were negatively influenced when we recorded provisions for excess inventories of $7.8 million. Conversely, in the first and second quarters of 2004 and in the year ended December 31, 2003 our gross profit and gross margin percent benefited when we sold $273,000, $192,000 and $1.4 million of previously written-down inventory products, respectively.

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

Sales and marketing expenses consist primarily of salaries, commissions and salary-related expenses for personnel engaged in marketing, sales and application engineering functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. We record as an expense, commissions to our external, independent sales representatives when revenues from the associated sale are recognized. We record as an expense, quarterly commissions to internal sales employees based on the achievement of targeted net revenue goals.

The nature of our sales and marketing expenditures has changed significantly over time. From 1999 to 2001, we were much more dependent on outside commissioned sales representatives and distributors for our sales. Starting in 2001, we invested in increasing the number of direct sales personnel and application engineering support for our customers. In particular, to support our customers, we placed both sales personnel and application engineers in various time zones around the world. We believe that our sales force and application engineers provide us with a key competitive advantage in our markets. We intend to maintain our investment in the sales and marketing functions in order to sustain our advantage in this area.

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

Non-Marketable Equity Securities: In 2002, we acquired 12.5 million shares of Global Communication Semiconductors, Inc. (GCS), a privately held semiconductor foundry. The acquired shares represented 14% of the shares outstanding at the time. The investment strengthened our supply chain for InGaP and InP semiconductor technologies. In connection with the investment, our President and CEO joined GCS’s seven member board.

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

In 2001, in response to the cancellation of several key customer programs and an overall severe and sudden downturn in demand for telecom equipment and components, we recorded a provision for excess inventories of $7.8 million. In 2002, 2003 and the first and second quarters of 2004 certain of these previously cancelled programs were reinstated by our customers and overall, our customers’ demand increased. As a result we were able to sell a total of $2.6 million, $1.4 million, $273,000 and $192,000 of previously written-down inventory products in 2002, 2003 and in the first and second quarters of 2004, respectively. Sales of previously written-down inventories had slightly more than a 100 basis point positive impact on our gross margin in the second quarter of 2004.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza amplifier products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Three Months Ended June 30,	Additions to Written- Down Inventories Charged to Cost of Revenues	Sales of Written- Down Inventories with no Associated Cost of Revenues	Dispositions of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2004	$—	$(465)	$(215)	$3,427
2003	$168	$(833)	$93	$5,264

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

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June, 30		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues	51%	53%	52%	51%
Amortization of deferred stock compensation	0%	0%	0%	0%

Total cost of revenues	51%	54%	52%	51%

Gross profit	49%	46%	48%	49%
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation)	15%	24%	15%	26%
Sales and marketing (exclusive of amortization of deferred stock compensation)	13%	19%	13%	20%
General and administrative (exclusive of amortization of deferred stock compensation)	12%	20%	13%	20%
Amortization of deferred stock compensation	0%	1%	0%	2%
Amortization of acquisition related intangible assets	2%	3%	3%	2%
Restructuring	0%	5%	0%	3%

Total operating expenses	43%	72%	44%	74%

Income (loss) from operations	6%	(26%)	4%	(25%)
Interest and other income (expense), net	0%	2%	0%	2%
Provision for income taxes	0%	0%	0%	0%

Net income (loss)	6%	(24%)	4%	(23%)

Comparison of the Three and Six Months Ended June 30, 2004 and June 30, 2003

Net Revenues

The following table sets forth information pertaining to our sales channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated. Our sales channel structure is explained above in the “Revenue Overview” section. Our geographic sales composition is based upon the location to which we ship our products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Direct	86%	67%	86%	62%
Distribution	14%	33%	14%	38%

Total	100%	100%	100%	100%

United States	23%	46%	24%	47%
Asia	41%	22%	39%	19%
Europe	29%	26%	32%	28%
Other	7%	6%	5%	6%

Total	100%	100%	100%	100%

Net revenues increased to $15.7 million in the second quarter of 2004 from $9.1 million in the second quarter of 2003. Of this increase, approximately $4.9 million was the result of the additional sales attributable to our signal source products acquired as part of the Vari-L transaction, which closed on May 5, 2003. Net revenues increased to $29.5 million for the six months ended June 30, 2004 from $14.9 million for the six months ended June 30, 2003. Of this increase, approximately $12.3 million was the result of the additional sales attributable to our signal source products. Increases in sales of our amplifier products comprised the rest of the increases. This increase in sales of amplifier products was attributable to a strengthening of customers’ end markets, increased market share and penetration of new market segments.

Net revenues to the Asia-Pacific and European regions increased as a percentage of net revenues and in absolute dollars, primarily as a result of the increases in sales of our signal source products. Also contributing to the increases were our successful marketing efforts within these regions of our amplifier products and an increase in shipments to contract manufacturers for our large OEM customers, particularly in the Asia-Pacific region.

The increases in direct net revenues as a percentage of net revenues and in absolute dollars is primarily the result of an increase in sales of our signal source products, which are predominantly sold through our direct sales channel. Other contributory factors included a strengthening of our direct customers’ end markets, increased market share at direct customers and penetration of new market segments at direct customers.

The decrease in our distribution net revenues as a percentage of net revenues was primarily the result of the increases in our direct net revenues as explained above. However, the dollar amount of our distribution net revenues has been increasing in recent quarters as our relationship with our new distribution partners matures. We expect that our distribution net revenues in absolute dollars will continue to increase on a quarterly basis during the remainder of 2004.

Cost of Revenues

Cost of revenues increased to $8.0 million in the second quarter of 2004 from $4.9 million in the second quarter of 2003 primarily as a result of costs associated with the manufacturing our signal source products acquired as part of the Vari-L transaction. Costs of revenues attributable to our signal source products totaled $4.7 million in the first quarter of 2004 compared to approximately $2.0 million in the second quarter of 2003. In addition, in the second quarter of 2004, we sold inventory products that were previously written-down of approximately $192,000 compared to $394,000 in the second quarter of 2003. Operations personnel increased to 167 at June 30, 2004 from 64 at June 30, 2003 primarily as a result of the personnel added in connection with the Vari-L transaction.

Cost of revenues increased to $15.4 million for the six months ended June 30, 2004 from $7.6 million for the six months ended June 30, 2003 primarily as a result of costs associated with the manufacturing our signal source products. Costs of revenues attributable to our signal source products totaled $9.6 million for the six months ended June 30, 2004 compared to approximately $2.0 million for the six months ended June 30, 2003. In addition, for the six months ended June 30, 2004, we sold inventory products that were previously written-down of approximately $465,000 compared to $833,000 for the same period in 2003.

Gross Profit

Gross profit increased to $7.7 million in the second quarter of 2004 from $4.2 million in the second quarter of 2003. The increase in gross profit was primarily attributable to additional gross profit resulting from the sales of our signal source products acquired as part of the Vari-L transaction. Gross margin percent increased to 49% in the second quarter of 2004 from 46% in the second quarter of 2003. The increase in gross margin percent is primarily attributable to the achievement of operational cost synergies as a result of the consolidation of our manufacturing facilities in Broomfield, Colorado, subsequent to the Vari-L transaction. Also, we incurred relocation and related expenses of approximately $321,000 in the second quarter of 2003 to move operations personnel and the Sunnyvale manufacturing facility to Broomfield, Colorado. We did not incur any significant relocation and related expenses in the second quarter of 2004. Partially offsetting the increase in gross margin percent were fewer sales of previously written-down inventories in the second quarter of 2004 compared to the second quarter of 2003. Sales of previously written-down inventories had slightly more than a 100 basis point positive impact on our gross margin in the second quarter of 2004 compared to a 440 basis point positive impact on our gross margin in the second quarter of 2003.

Gross profit increased to $14.1 million for the six months ended June 30, 2004 from $7.2 million for the six months ended June 30, 2003. The increase in gross profit was primarily attributable to additional gross profit resulting from the sales of our signal source products. Gross margin percent decreased to 48% for the six months ended June 30, 2004 from 49% for the six months ended June 30, 2003. The decrease in gross margin percent is primarily attributable to higher sales of our signal source products, which typically have a lower gross margin percent than on sales of our amplifier products. Also contributing to the decrease in gross margin percent was an increase in sales to our large OEM customers, which typically have lower gross margins than on sales through our distribution channel or on sales to some of our smaller direct customers. Additionally, in the six months ended June 30, 2004, we experienced fewer sales of previously written-down inventories. Sales of previously written-down inventories had slightly more than a 150 basis point positive impact on our gross margin for the six months ended June 30, 2004 compared to a 560 basis point positive impact on our gross margin for the same period in 2003. Partially offsetting the decrease in gross margin percent were the achievement of operational cost synergies as a result of the consolidation of our manufacturing facilities in Broomfield, Colorado, subsequent to the Vari-L transaction. Also, we incurred relocation and related expenses of approximately $321,000 in the six months ended June 30, 2003 to move operations personnel and the Sunnyvale manufacturing facility to Broomfield, Colorado. We did not incur any significant relocation and related expenses in the six months ended June 30, 2004.

Operating Expenses:

Research and Development. Research and development expenses increased to $2.3 million in the second quarter of 2004 from $2.2 million in the second quarter of 2003. This increase is primarily attributable to the costs of additional facilities relating to research and development activities for our new signal source products, which we acquired as part of the Vari-L transaction. Facility costs for research and development activities increased by approximately $97,000 in the second quarter of 2004 compared to the second quarter of 2003. Other contributory factors to the increase in research and development costs included additional costs associated with software maintenance, depreciation and equipment calibration partially offset by reduced salaries and salary related costs, expensed materials and patent related legal fees. Research and development personnel decreased to 53 at June 30, 2004 from 59 at June 30, 2003.

Research and development expenses increased to $4.4 million for the six months ended June 30, 2004 from $3.9 million for the six months ended June 30, 2003. This increase is primarily attributable to the costs of additional personnel and facilities relating to research and development activities for our new signal source products. Facility costs for research and development increased by approximately $221,000 and salaries and salary related expensed increased by $147,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Other contributory factors to the increase in research and development expenses included additional costs associated with software maintenance, depreciation and equipment calibration.

Sales and Marketing. Sales and marketing expenses increased to $2.1 million in the second quarter of 2004 from $1.7 million in the second quarter of 2003. This increase was primarily attributable to the costs of additional personnel, services, inside and outside sales representative commissions and facilities relating to the expansion of our sales and marketing functions after the Vari-L transaction. Inside and outside sales representative commissions increased by approximately $185,000 in the second quarter of 2004 compared to the second quarter of 2003. Additionally, travel costs increased by approximately $94,000 and salaries and salary related expenses increased by approximately $79,000 during that same time period. Sales, marketing and applications engineering personnel increased to 36 at June 30, 2004 from 33 at June 30, 2003 primarily as a result of the personnel added in connection with our expansion after the Vari-L transaction.

Sales and marketing expenses increased to $4.0 million for the six months ended June 30, 2004 from $3.0 million for the six months ended June 30, 2003. This increase was primarily attributable to the costs of additional personnel, services, inside and outside sales representative commissions and facilities relating to the expansion of our sales and marketing functions after the Vari-L transaction. Inside and outside sales representative commissions increased by approximately $386,000 and salaries and salary related expenses increased by approximately $291,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Additionally, facility costs for sales and marketing activities increased by approximately $137,000 and travel costs increased by approximately $107,000 during that same time period.

General and Administrative. General and administrative expenses increased to $1.9 million in the second quarter of 2004 from $1.8 million in the second quarter of 2003. This increase was primarily attributable to a larger general and administrative infrastructure necessary to support the larger company after the Vari-L transaction. Professional fees (i.e. legal, accounting, financial printing and Section 404 Sarbanes-Oxley Act implementation) increased by approximately $97,000 and general and administrative facility costs increased by approximately $83,000 in the second quarter of 2004 compared to the second quarter of 2003. Partially offsetting this increase were a reduction in employee and facility relocation costs incurred in the second quarter of 2003. General and administrative personnel increased to 32 at June 30, 2004 from 31 at June 30, 2003.

General and administrative expenses increased to $3.8 million for the six months ended June 30, 2004 from $3.0 million for the six months ended June 30, 2003. This increase was primarily attributable to a larger general and administrative infrastructure necessary to support the larger company after the Vari-L transaction. Professional fees (i.e. legal, accounting, financial printing and Section 404 Sarbanes-Oxley Act implementation) increased by approximately $301,000, general and administrative facility costs increased by approximately $231,000 and salaries and salary related expenses increased by approximately $173,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Partially offsetting this increase were a reduction in costs associated with employee and facility relocation.

Amortization of Deferred Stock Compensation. During the three months ended June 30, 2003, we recorded $146,000 of amortization of deferred stock compensation. During the six months ended June 30, 2004 and June 20, 2003 we recorded $3,000 and $333,000 of amortization of deferred stock compensation. The deferred stock compensation was fully amortized in the first quarter of 2004.

Amortization of Acquisition Related Intangible Assets. The acquisition of Vari-L included approximately $6.0 million of amortizable intangible assets, including developed product technology of $4.8 million, customer relationships of $870,000 and committed customer backlog of $310,000. We are amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months. We are amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months and are amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months, which represents the useful life of each acquired intangible asset.

The acquisition of Xemod included approximately $770,000 of amortizable intangible assets including patented core technologies of $700,000 and internal-use software of $70,000. We are amortizing the patented core technologies on a straight-line basis over a period of three to five years and the internal-use software on a straight-line basis over a period of three years, which represents the useful life of each acquired intangible asset.

In the three months ended June 30, 2004 and June 30, 2003 we recorded amortization of $380,000 and $303,000, respectively, related to our acquired intangible assets. In the six months ended June 30, 2004 and June 30, 2003 we recorded amortization of $811,000 and $351,000, respectively, related to our acquired intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $42,000 for the three months ended June 30, 2004 and $155,000 for the three months ended June 30, 2003. We had net interest and other income of $69,000 for the six months ended June 30, 2004 and $266,000 for the six months ended June 30, 2003. The decreases in net interest and other for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 is primarily attributable to a reduction in our cash and cash equivalents and available-for-sale securities and lower interest rates.

Provision for Income Taxes

Sirenza’s provision for income taxes of $49,000 for the three and six months ended June 30, 2004 represents federal alternative minimum taxes and various state income taxes. This provision is based upon our estimated 2004 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. To the extent our estimate of fiscal year 2004 net income before income tax changes, our provision for income taxes will change as well. Historically, we have not recorded a provision for income tax expense because we had been generating net losses. Furthermore, we have not recorded an income tax benefit for the years 2003 and 2002 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for 2004 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. As of June 30, 2004, we had cash and cash equivalents, short-term investments and long-term investments of $14.4 million. At June 30, 2004, our working capital approximated $17.4 million.

Operating activities provided cash of $1.3 million for the six months ended June 30, 2004. Working capital uses of cash for the six months ended June 30, 2004 included increases in accounts receivable and inventories and decreases in accounts payable and accrued restructuring. Our accounts receivable and inventories increased, in reaction to, and in support of, our revenue increase in the first half of 2004.

Accounts receivable, net increased from $7.8 million at December 31, 2003 to $8.7 million at June 30, 2004, an increase of $900,000, or approximately 11%. However, our net revenues increased by approximately 25% for the six months ended June 30, 2004 compared to the six months ended December 31, 2003. As a result of the higher percentage increase in net revenues compared to accounts receivable, primarily as a result of more linear shipments and improved cash collections in the second quarter of 2004, our days sales outstanding (DSO) decreased to 50 days from 53 days in the fourth quarter of 2003.

Inventories increased from $6.5 million at December 31, 2003 to $8.2 million at June 30, 2004, an increase of $1.7 million, or approximately 26%. At the same time, our inventory turns fell from 4.9 to 3.9. The increase in the dollar amount of inventory and the fall in inventory turns in the second quarter were primarily the result of an increase in inventory to support anticipated product shipments in the third quarter of 2004. This increase in inventory was particularly evident within finished goods, which increased from $1.2 million at December 31, 2003 to $3.0 million at June 30, 2004.

The decrease in accounts payable was primarily related to a final payment made to an assembly services subcontractor that we no longer utilize.

The decrease in accrued restructuring was primarily related to severance payments made to terminated employees and lease commitment payments. Please refer to Note 6 of our “Notes to Condensed Consolidated Financial Statements” for more information.

Working capital sources of cash included an increase in deferred margin on distributor inventory in anticipation of increased distributor end market demand.

Net cash used in investing activities totaled $2.5 million for the six months ended June 30, 2004. Cash used in investing activities in the six months ended June 30, 2004 was primarily attributable to net purchases of available for sale securities. Capital expenditures totaled $969,000 in the first half of 2004.

Cash provided by financing activities totaled $662,000 for the six months ended June 30, 2004. The major financing inflow of cash for the six months ended June 30, 2004 was related to proceeds from employee stock plans. The major financing use of cash for the six months ended June 30, 2004 was for principal payments on capital lease obligations.

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

Contractual Obligations

As of June 30, 2004, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$3,839	$1,424	$1,926	$489	$—
Capital lease commitments	$98	$79	$19	$—	$—
Unconditional purchase obligations	$1,540	$1,540	$—	$—	$—

Total (1)	$5,477	$3,043	$1,945	$489	$—

(1)	Total does not include certain purchase obligations as discussed below.

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

Off-Balance-Sheet Arrangements

As of June 30, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Business Outlook

This business outlook represents the view of management at this time under the current economic and telecommunications market conditions, and the current Company structure and outlook and contains many forward-looking statements. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described under “Risk Factors” below.

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

We believe the most significant influences on our outlook for gross margin percent will be the factors mentioned under “Gross Profit and Margin Overview”, including product features, product type, market, sales channel, level of integration of the product, the efficiency and effectiveness of our manufacturing operations, and the provision for excess inventory. Increasing our gross profit and maintaining our gross margin percent are key goals for 2004.

With respect to operating expenses, we believe that the single largest factor affecting our overall operating expenses will be the extent of the recovery in our customers’ end markets and the resulting impact on our net revenues. If the increase in sales we saw in the latter part of 2003 and through the first two quarters of 2004 fails to continue during the remainder of 2004, we anticipate taking actions to adjust operating expenses accordingly.

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

Regarding general and administrative expense, we believe the most significant factor that might impact our estimates will be the amount and timing of the cost for complying with Sarbanes-Oxley regulations, particularly the implementation of Section 404 requirements for auditor attestation regarding our disclosure controls and procedures.

We believe the most significant factors influencing our cash flow this year will be our net income, the length of time it takes our key customers to pay our accounts receivable, the amount of inventory we will have to buy to support our customers orders, our capital expenditures, and finally the amount of cash received from employee stock plans. Under the current economic and telecommunications market conditions, and the current Company structure, and outlook for 2004, we expect that we will be able to fund our working capital and capital expenditure needs for the foreseeable future from the cash generated from operations.

The key factors influencing our net income are outlined above.

We believe the most important items affecting our accounts receivable management will be the linearity of our shipments and the percentage of total net revenue to our large OEM customers and their CMs. Our large OEMs and their CMs generally pay more slowly than our other customers thereby slowing our cash collection from our account receivables. With the visibility we have now into this mix, our goal for 2004 is to keep our DSO reasonably consistent with our recent experience.

We believe that the two largest factors affecting our cash usage in inventory will be the order pattern of our customers and the amount of inventory required to support our forecasted demand. As a result of our expectations regarding our future sales, we may have to increase the amount of inventory we carry. With the visibility we now have into these factors, our goal is to keep our inventory turns reasonably consistent with our recent experience.

We believe the largest factors influencing cash usage for capital expenditures will be the order patterns of our customers. To the extent the order and sales patterns experienced in 2003 and the first and second quarters of 2004 continue, we may have to purchase a limited amount of capital equipment in response to these orders.

Factors that may influence the level of proceeds we receive from employee stock plans include our stock price level and employee cash needs for personal reasons.

Risk Factors

We have a history of significant operating losses. If we are unable to increase our revenues sufficiently to offset our operating expenses, we may not maintain or increase our profitability.

Although income from our operations approximated $943,000 for the three months ended June 30, 2004, we have incurred significant losses from operations in each of the last three fiscal years. Losses from operations approximated $20.7 million, $11.4 million and $6.7 million for the fiscal years ended December 31, 2001, 2002 and 2003, respectively. As of June 30, 2004, our accumulated deficit was approximately $88.3 million. If we are unable to increase our revenues sufficiently to offset our operating expenses, we will not maintain our profitability, and our history of operating losses will continue.

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

Our growth will depend on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, we may be unable to expand our business. In the past, there have been announcements throughout the worldwide telecommunications industry of reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new wireless and wireline infrastructure. These events have had an adverse effect on our operations and caused us, in the past, to lower our previously announced expectations for our financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products and could have a material adverse effect on our business, financial condition and results of operations.

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

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in the second quarter of 2004, sales to Solectron, a contract manufacturer for several of our large wireless infrastructure OEM customers, represented 18% of net revenues; sales through Acal plc (Acal), one of our distributors and sales representatives, represented 16% of net revenues; sales through Avnet Electronics Marketing (Avnet), another of our distributors and sales representatives, represented 13% of net revenues; and sales to Planet Technology represented 11% of net revenues. In addition, each of the following wireless infrastructure OEMs accounted for over 10% of our sales, either directly or indirectly, during the three months ended June 30, 2004: Ericsson and Motorola. The loss of any one of these customers could limit our ability to sustain and grow our revenues.

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

The world economy in general and the telecommunications industry in particular experienced a significant slowdown that began in 2001. Economic downturns may cause us to experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. Significantly lower sales would likely lead to further provisions for excess inventories and further actions to restructure our operations. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, further consolidation of facilities and a further workforce reduction. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits or synergies of the transaction. Past transactions have resulted, and future transactions may result, in significant costs and expenses and charges to earnings. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. In addition, any completed, pending or future transactions may contribute to financial results of the combined company that may result in unanticipated expenses or liabilities associated with the acquired assets or businesses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The incurrence of indebtedness could be detrimental to our results of operations, and the issuance of equity securities could be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price.

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

Two distributors who also serve as sales representatives for our products, Acal and Avnet, accounted for a substantial portion of our net revenues in recent periods. Sales through Acal, including sales to our Acal sales representatives, represented 16% and 12% of net revenues in the three months ended June 30, 2004 and in the year ended December 31, 2003, respectively. Sales to Avnet, including sales to our Avnet Asia sales representatives, represented 13% and 16% of net revenues in the three months ended June 30, 2004 and in the year ended December 31, 2003, respectively. Acal and Avnet distribute our products to a large number of end customers. We anticipate that sales through Acal and Avnet will continue to account for a substantial portion of our net revenues in the near term. The loss of Avnet or Acal and our failure to develop new and viable distribution relationships could materially harm our ability to sustain and grow our revenues. Moreover, any transition involving our distribution partners could also have a negative impact on our operating results. For example, in the second quarter of 2003, we realigned our worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, we terminated our existing distribution agreement with Richardson Electronics and entered into new distribution agreements. The transition in distributors had a slightly negative effect on our distribution channel sales in the first and second quarters of 2004.

A significant portion of our products are sold to international customers, which exposes us to numerous risks.

A significant portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Germany, Sweden, Canada and Finland. International sales approximated 60% of our net revenues in 2003 and 77% of our net revenues in the second quarter of 2004. Demand for our products in foreign markets could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

We face several new risks associated with our Aerospace and Defense business unit.

In 2003, we announced the creation of our A&D business unit that targets customers in the military, defense, avionics, space and homeland security market segments. We can make no assurance that we will be able to successfully serve the needs of potential customers in these markets or realize any significant net revenues from this business. Through our participation in this market, we may make sales to companies doing business with the U.S. government as prime contractors or subcontractors. Although unlikely, we may also do business directly with the U.S. government. In addition to normal business risks, we face several unique risks, largely beyond our control, associated with doing business, directly or indirectly, with the U.S. government, including:

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

Our business is characterized by short-term orders and shipment schedules. Customer orders can typically be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially.

During periods of industry downturn, such as we have recently experienced, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is not in a downturn. We therefore experienced lower levels of backlog during the last downturn, making it more difficult for us to forecast production levels, capacity and revenues. We are currently in a period where it is difficult to predict future growth in the markets we serve, making it more difficult to estimate requirements for production capacity. If we are unable to plan inventory and production levels effectively, our business, financial condition and results of operations could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although 77% of our sales were to non-U.S. based customers and distributors in the second quarter of 2004, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. However, we continue to and expect in future periods to expand selling into foreign markets, including Europe and Asia. Because our sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

At June 30, 2004, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States and Canada. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, short-term investments and long-term investments. For example, a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $139,000.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of June 30, 2004 approximately $45.1 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod and Vari-L and investment in GCS. The remaining $4.7 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on June 2, 2004.

(b) At the Annual Meeting, the stockholders elected Peter Y. Chung and Robert Van Buskirk as Class I Directors to serve for a term of three years. The terms of office of the Class II Directors, John Bumgarner, Jr. and Casimir Skrzypczak, and Class III Directors, John Ocampo and Gil Van Lunsen, continued following the Annual Meeting as well.

(c) The stockholders of the Company voted on the following matters at the Annual Meeting:

1. The election of two Class I directors to serve for a term of three years;

2. The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004; and

3. The approval of the addition of available awards, the limit on the number of shares that may be granted pursuant to discount awards and the material terms of the Company’s Amended and Restated 1998 Stock Plan for purposes of Section 162(m) of the Internal Revenue Code.

Votes were cast for the election of the Class I Directors as follows:

	Votes For	Votes Withheld
Peter Y. Chung	29,448,284	680,251
Robert Van Buskirk	29,440,284	672,251

The ratification of the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2004 was approved as follows:

Votes For	Votes Against	Abstentions
30,057,394	45,292	17,849

The addition of available awards, the limit on the number of shares that may be granted pursuant to discount awards and the material terms of the Company’s Amended and Restated 1998 Stock Plan for purposes of Section 162(m) of the Internal Revenue Code was approved as follows:

Votes For	Votes Against	Abstentions
16,515,307	2,706,841	1,955,550

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect.(3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004.(4)

10.1	Amended and Restated 1998 Stock Plan.

10.2	Contract Change Notice/Amendment No. 10 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and Northrop Grumman Space Technology (formerly TRW, Inc.), dated May 17, 2004. (5)

11.1	Statement regarding computation of per share earnings. (6)

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(5)	Confidential treatment has been requested or received as to certain portions of this exhibit.
(6)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Reports on Form 8-K.

For the quarter ended June 30, 2004, we filed one report on Form 8-K. Information regarding the item reported on is as follows:

1)	On April 20, 2004, we filed a current report on Form 8-K in which we furnished our press release announcing our quarterly results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2004	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK President, Chief Executive Officer and Director

DATE: August 13, 2004	/s/ Thomas J. Scannell
THOMAS J. SCANNELL Vice President, Finance, Chief Financial Officer and Assistant Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect.(3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004.(4)

10.1	Amended and Restated 1998 Stock Plan.

10.2	Contract Change Notice/Amendment No. 10 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and Northrop Grumman Space Technology (formerly TRW, Inc.), dated May 17, 2004. (5)

11.1	Statement regarding computation of per share earnings. (6)

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(5)	Confidential treatment has been requested or received as to certain portions of this exhibit.
(6)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.