Form 10-Q
period 2004-09-30
SIRENZA MICRODEVICES INC
filed 2004-11-12
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

As of October 31, 2004 there were 34,920,936 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1. Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	September 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$10,522	$7,468
Short-term investments	—	1,999
Accounts receivable, net	8,428	7,838
Inventories	9,831	6,497
Other current assets	707	1,093

Total current assets	29,488	24,895
Property and equipment, net	8,475	9,685
Long-term investments	6,022	4,015
Investment in GCS	4,600	4,600
Other assets	1,408	1,189
Acquisition related intangibles, net	4,364	5,529
Goodwill	4,219	4,219

Total assets	$58,576	$54,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,519	$4,379
Accrued expenses	3,328	2,530
Deferred margin on distributor inventory	1,301	1,042
Accrued restructuring	366	887
Capital lease obligations, current portion	73	65

Total current liabilities	9,587	8,903
Capital lease obligations and other long-term liabilities	18	56
Commitments and contigencies
Stockholders’ equity:
Common stock	35	34
Additional paid-in capital	135,578	134,705
Deferred stock compensation	—	(3)
Treasury stock, at cost	(165)	(165)
Accumulated deficit	(86,477)	(89,398)

Total stockholders’ equity	48,971	45,173

Total liabilities and stockholders’ equity	$58,576	$54,132

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net revenues	$16,737	$10,358	$46,191	$25,215
Cost of revenues:
Cost of product revenues	8,219	5,728	23,607	13,319
Amortization of deferred stock compensation	—	22	—	68

Total cost of revenues	8,219	5,750	23,607	13,387

Gross profit	8,518	4,608	22,584	11,828
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $0, $2, $10 and $54 for the three and nine months ended September 30, 2004 and three and nine months ended September 30, 2003, respectively)	2,337	2,348	6,777	6,220
Sales and marketing (exclusive of amortization of deferred stock compensation of $0, $1, $43 and $130 for the three and nine months ended September 30, 2004 and three and nine months ended September 30, 2003, respectively)	1,913	1,590	5,883	4,572
General and administrative (exclusive of amortization of deferred stock compensation of $0, $0, $74 and $230 for the three and nine months ended September 30, 2004 and three and nine months ended September 30, 2003, respectively)	2,174	1,669	5,938	4,694
Amortization of deferred stock compensation	—	127	3	414
Amortization of acquisition related intangible assets	354	431	1,165	782
Restructuring	(98)	—	(98)	434

Total operating expenses	6,680	6,165	19,668	17,116

Income (loss) from operations	1,838	(1,557)	2,916	(5,288)
Interest expense	4	8	12	31
Interest and other income, net	75	89	152	378

Income (loss) before income taxes	1,909	(1,476)	3,056	(4,941)
Provision for income taxes	86	—	135	—

Net income (loss)	$1,823	$(1,476)	$2,921	$(4,941)

Basic net income (loss) per share	$0.05	$(0.04)	$0.08	$(0.15)

Diluted net income (loss) per share	$0.05	$(0.04)	$0.08	$(0.15)

Shares used to compute basic net income (loss) per share	34,696	33,541	34,446	31,889

Shares used to compute diluted net income (loss) per share	37,384	33,541	37,270	31,889

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Operating Activities
Net income (loss)	$2,921	$(4,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,394	3,459
Amortization of deferred stock compensation	3	482
Compensation expense related to employee equity awards	37	—
Gain on the sale of property and equipment	—	(112)
Changes in operating assets and liabilities:
Accounts receivable	(590)	(3,140)
Inventories	(3,334)	(2,132)
Other assets	167	55
Accounts payable	140	1,713
Accrued expenses	816	(327)
Accrued restructuring	(521)	(844)
Deferred margin on distributor inventory	259	(1,032)

Net cash provided by (used in) operating activities	4,292	(6,819)
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net	(8)	12,013
Purchases of property and equipment	(2,019)	(2,225)
Proceeds from the sale of property and equipment	—	112
Purchase of Xemod, net of cash received	—	28
Purchase of Vari-L, net of amounts accrued	—	(7,556)
Increase in restricted cash	—	(1,100)

Net cash provided by (used in) investing activities	(2,027)	1,272
Financing Activities
Principal payments on capital lease obligations	(48)	(414)
Proceeds from employee stock plans	837	472

Net cash provided by financing activities	789	58
Increase (decrease) in cash and cash equivalents	3,054	(5,489)
Cash and cash equivalents at beginning of period	7,468	12,874

Cash and cash equivalents at end of period	$10,522	$7,385

Supplemental disclosures of noncash investing and financing activities
Cost and accumulated depreciation of equipment retired	$83	$—
Forfeiture of deferred stock compensation	$—	$138
Common stock issued in connection with Vari-L acquisition	$—	$4,654
Assumption of Vari-L loans receivable	$—	$3,417

See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

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

Prior to 2004, the Company operated on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ended on December 31. Effective January 1, 2004, the Company changed its reporting period to a calendar year with each of the fiscal quarters now ending on the last day of the calendar quarter. The adoption of this change did not have a material impact on the Company’s financial position or results of operations for the quarter ended September 30, 2004. The Company’s third quarter of fiscal year 2003 ended on September 28, 2003, however, for purposes of convenience, the quarter end date is presented as September 30.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)—as reported	$1,823	$(1,476)	$2,921	$(4,941)
Add: Stock-based employee compensation expense, included in the determination of net income (loss) as reported	32	149	40	482
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(1,463)	(1,448)	(4,287)	(4,221)

Pro forma net income (loss)	$392	$(2,775)	$(1,326)	$(8,680)

Net income (loss) per share:
Basic and diluted—as reported	$0.05	$(0.04)	$0.08	$(0.15)

Basic and diluted—pro forma	$0.01	$(0.08)	$(0.04)	$(0.27)

Note 2: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets aggregated $354,000, $1.2 million, $431,000, and $782,000 in the three and nine-month periods ended September 30, 2004 and 2003, respectively.

The Company’s acquisition-related intangible assets at September 30, 2004 and December 31, 2003 were as follows (in thousands):

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Patented Core Technology	$700	$333	$367
Internal Use Software	70	47	23
Developed Product Technology	4,840	1,273	3,567
Customer Relationship	870	463	407
Committed Customer Backlog	310	310	—

	$6,790	$2,426	$4,364

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Patented Core Technology	$700	$208	$492
Internal Use Software	70	29	41
Developed Product Technology	4,840	599	4,241
Customer Relationship	870	218	652
Committed Customer Backlog	310	207	103

	$6,790	$1,261	$5,529

As of September 30, 2004, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years is as follows (in thousands):

2004 (remaining 3 months)	$354
2005	1,392
2006	999
2007	922
2008	697

Total estimated amortization expense	$4,364

Note 3: Goodwill

There were no changes in the carrying amount of goodwill during the three and nine-month periods ended September 30, 2004.

We conducted our 2004 annual goodwill impairment analysis in the third quarter of 2004 and no goodwill impairment was indicated.

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

In 2001, the Company recorded a provision for excess inventories totaling $7.8 million. This excess inventory charge was due to the cancellation of several key customer programs and an overall decrease in forecasted demand for the Company’s products.

In the first, second and third quarters of 2004, the Company sold previously written-down inventory products with an original cost of approximately $273,000, $192,000, $155,000, respectively. In the first, second and third quarters of 2003, the Company sold previously written-down inventory products with an original cost of approximately $439,000, $394,000 and $340,000, respectively. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. For example, had this inventory been valued at its original cost when sold, the Company’s gross margin would have decreased by 1% for the three months ended September 30, 2004. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	September 30, 2004	December 31, 2003
Inventories:
Raw materials	$3,965	$2,868
Work-in-process	2,573	2,394
Finished goods	3,293	1,235

Total	$9,831	$6,497

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

The realizability of the Company’s investment in GCS is ultimately dependent on the Company’s ability to sell its GCS shares, for which there is currently no public market, and may be dependent on market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as public markets receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if the Company is able to sell its GCS shares, the sale price may be less than carrying value of the investment, which could have a material adverse effect on the Company’s consolidated results of operations.

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

The $1.0 million restructuring charge consisted almost entirely of severance and fringe benefits. This charge is reflected on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2003 as “Restructuring and special charges” and is net of a 2001 restructuring liability adjustment of $596,000 (see 2001 Restructuring Activities below).

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

At each balance sheet date, the Company evaluates its restructuring accrual for appropriateness. In the third quarter of 2002, the Company determined that $112,000 of its 2001 restructuring liability accrual was no longer appropriate as of September 30, 2002 and adjusted its restructuring liability accordingly. Of the $112,000 restructuring liability adjustment, $95,000 related to a noncancelable, operating lease that the Company determined would not be abandoned. The remaining $17,000 related to termination benefits that were never redeemed by terminated employees. The $112,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

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

In the third quarter of 2004, the Company entered into a sublease for a portion of one of its exited facilities. The Company expects to receive net proceeds of $98,000 over the remaining term of the lease, which expires in June 2006 from its sublessee. Accordingly, the Company reduced its accrued restructuring liability by this amount as of September 30, 2004. The $98,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

The following table summarizes the activities related to the Company’s accrued restructuring balance during the third quarter of 2004 (in thousands):

	Accrued Restructuring Balance at June 30, 2004	Cash Payments	Non-cash Charges/ Adjustments	Accrued Restructuring Balance at September 30, 2004
2003 restructuring activities	$3	$(2)	$—	$1
Acquisition related restructuring activities	64	(23)	$—	41
2002 restructuring activities	134	(23)	$—	111
2001 restructuring activites	354	(43)	$(98)	213

	$555	$(91)	$(98)	$366

The following table summarizes the Company’s restructuring costs and activities through September 30, 2004 (in thousands):

	Amount Charged to Restructuring or Goodwill		Cash Payments		Non-cash Charges/ Adjustments		Accrued Restructuring Balance at September 30, 2004
	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments
2003 restructuring activities	$1,022	$8	$(1,022)	$(7)	$—	$—	$—	$1
Acquisition related restructuring activities	28	365	(28)	(202)	—	(122)	—	41
2002 restructuring activities	120	271	(120)	(160)	—	—	—	111
2001 restructuring activities	481	2,189	(464)	(1,187)	(17)	(789)	—	213

	$1,651	$2,833	$(1,634)	$(1,556)	$(17)	$(911)	$—	$366

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms, the latest of which ends in 2006.

Note 7: Stockholders’ Equity

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

The Company measured the fair value of the stock awards based upon the fair market value of the Company’s common stock on the date of grant. Compensation cost of $382,900 will be recognized on a straight-line basis over the vesting period of the stock awards, or sooner, to the extent vesting accelerates. The Company recorded approximately $32,000 of compensation cost in the third quarter of 2004 as general and administrative expenses.

Under the Company’s 1998 Stock Plan, a total of 310,441 stock options were exercised in the nine months ended September 30, 2004. Under the Company’s 2000 Employee Stock Purchase Plan, a total of 313,391 shares of common stock were purchased in the nine months ended September 30, 2004.

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

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Weighted average common shares outstanding	34,696	33,541	34,446	31,889
Dilutive effect of employee stock options and awards	2,688	—	2,824	—

Weighted average common shares outstanding, assuming dilution	37,384	33,541	37,270	31,889

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.

The effect of options to purchase 5,207,707 shares of Common Stock at an average exercise price of $1.76 for the three and nine months ended September 30, 2003 has not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

Note 9: Comprehensive Income (Loss)

The Company’s comprehensive net income (loss) was the same as its net income (loss) for the three and nine months ended September 30, 2004 and September 30, 2003.

Note 10: Segments of an Enterprise and Related Information

The Company operates in two business segments. The first segment is the Amplifier Division. This business segment consists of our amplifier, power amplifier, power module and discrete product lines. The second segment is the Signal Source Division. This business segment consists of our signal processing and aerospace and defense product lines. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment. The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer of the Company, evaluates performance and allocates resources based on the operating income (loss) of each segment.

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

	Amplifier Division	Signal Source Division	Total Segments	Non-Segment Items	Total Company
For the three months ended September 30, 2004
Net revenues from external customers	$7,295	$9,442	$16,737	$—	$16,737
Operating income (loss)	$2,462	$3,443	$5,905	$(4,067)	$1,838

For the nine months ended September 30, 2004
Net revenues from external customers	$21,385	$24,806	$46,191	$—	$46,191
Operating income (loss)	$7,686	$7,415	$15,101	$(12,185)	$2,916

For the three months ended September 30, 2003
Net revenues from external customers	$5,402	$4,956	$10,358	$—	$10,358
Operating income (loss)	$1,148	$1,063	$2,211	$(3,768)	$(1,557)

For the nine months ended September 30, 2003
Net revenues from external customers	$17,239	$7,976	$25,215	$—	$25,215
Operating income (loss)	$(720)	$318	$(402)	$(4,886)	$(5,288)

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

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by the Company for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, the Company filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Even though the Company believes Mini-circuits’ claims to be without merit and intends to defend the case and assert its claims vigorously, if the Company ultimately loses or settles the case, it may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of September 30, 2004. Even if the Company is entirely successful in the lawsuit, the Company may incur significant legal expenses and the Company’s management may expend significant time in the defense.

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

Note 12: Recent Accounting Pronouncement

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements of EITF 03-1 are effective beginning with the Company’s fiscal 2004 annual report. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

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

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the direction in which our business and products are moving. We then follow this with an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting estimates that we believe are important to understand the assumptions and judgments incorporated in our reported financial results. In the next section we discuss the results of our operations for the three-month and nine-month periods ended September 30, 2004 compared to the three-month and nine-month periods ended September 30, 2003. We then provide an analysis of the changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations”.

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

After the acquisition of Vari-L, we relocated our corporate headquarters and consolidated our manufacturing facilities in Broomfield, Colorado, which allowed us to achieve significant operational cost synergies, primarily in operations, general and administrative and, to a more limited degree, in sales and marketing. The achievement of these operational cost synergies in combination with a significant increase in our net revenues subsequent to the Vari-L transaction was the primary factor that caused a decrease in the ratio of our operating expenses (i.e. research and development, sales and marketing and general and administrative) to our net revenues from 63% in the second quarter of 2003 to under 40% in the third quarter of 2004. If we had not achieved these cost synergies, our cost of revenues, general and administrative and sales and marketing expenses would have been higher, both in terms of dollars and as a percentage of net revenues in the third quarter of 2004.

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

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future our policy is to delay revenue recognition until a customer accepts the products.

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. From 2001 to 2003, our customer base shifted significantly. Significant sales and marketing efforts by us have contributed to a majority of our 2003 and 2004 net revenues being derived from a specific set of large wireless infrastructure original equipment manufacturer customers (OEMs) including Andrew, Ericsson, Lucent and their contract manufacturers. This trend was strengthened in 2003 by the acquisition of Vari-L whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola. We believe that these OEMs and other global OEM suppliers will continue to account for a majority of our net revenues for the foreseeable future.

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

Our sales have also shifted in their geographic location. From 2001 through 2003 we broadened our geographic reach so that as we exited 2003, our net revenues were evenly split between Asia, North America and Europe. Sales into Asia increased during 2004 as a result of OEMs outsourcing their manufacturing to contract manufactures, primarily in China. As a result of the increase in shipments to OEM contract manufacturers, we anticipate that a higher percentage of our sales will be in the Asia region.

Since 2001, we have had essentially the same group of competitors. For our amplifier products, we most often compete with Agilent, WJ Communications, M/A-COM and NEC. The main competitors in our signal source products are Alps, M/A-COM and Mini-circuits. We also compete with communications equipment manufacturers, some of who are our customers, who design RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks.

Another continuing trend is that our OEM customers started to outsource the manufacturing of their equipment to large contract manufacturers (CMs), including Celestica, Flextronics and Solectron. As a result, our sales are now to both these CM and OEM customers. However, our OEM customers dictate the design and the pricing of the products sold to their CMs. When we report customer net revenues in our public announcements, we attribute all net revenues to the ultimate OEM customer and not the respective CMs.

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

4. Sales Channel

Historically, the gross margin percent on sales to our large OEM customers has been lower than the gross margin percent on sales through our distribution channel or sales to some of our smaller direct customers. This is primarily due to the bargaining power of the large OEM customers and their higher product volumes. Therefore, increased sales to our large OEM customers in a given period will likely have a negative effect on our gross margin percent.

5. Level of integration of the product

Our customers generally are seeking more integrated products with enhanced functionality, which enables them to procure fewer products from fewer suppliers. These integrated products typically command a higher average selling price than our stand-alone components. However, the manufacturing costs of these integrated products are higher, which generally results in a lower gross margin percent on initial sales of our integrated products in comparison to our stand-alone components. Therefore, increased sales of our more integrated products in a given period will generally have a positive impact on our average selling prices and a negative effect on our gross margin percent.

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

The nature of our sales and marketing expenditures has changed significantly over time. In 2001 we invested in increasing the number of direct sales personnel and application engineering support for our customers. In particular, to support our customers, we placed both sales personnel and application engineers in various time zones around the world. We believe that our sales force and application engineers provide us with a key competitive advantage in our markets. We intend to maintain our investment in the sales and marketing functions in order to sustain our advantage in this area.

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

We conducted our annual goodwill impairment analysis in the third quarter of 2004. The estimates that we used assumed that the reporting units would participate in a gradually improving market for radio frequency components in the wireless and wireline infrastructure markets, that our share of those markets would increase, and the profitability of the reporting units would increase over time. We concluded that we did not have any impairment of goodwill based on our then forecasted discounted cash flows, our market capitalization and market multiples of revenue of comparable companies in our industry.

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

In 2001, we recorded a provision for excess inventories of $7.8 million. We subsequently began selling certain products that were previously written-down. For example, we sold approximately $620,000 of previously written-down inventory products in the first nine months of 2004. Sales of previously written-down inventories had less than a one percent positive impact on our gross margin in the third quarter of 2004.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza amplifier products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Nine Months Ended September 30,	Additions to Written- Down Inventories Charged to Cost of Revenues	Sales of Written- Down Inventories with no Associated Cost of Revenues	Dispositions of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2004	$—	$(620)	$(236)	$3,251
2003	$168	$(1,173)	$9	$4,840

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

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended September, 30		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues	49%	55%	51%	53%
Amortization of deferred stock compensation	0%	0%	0%	0%

Total cost of revenues	49%	55%	51%	53%

Gross profit	51%	45%	49%	47%
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation)	14%	23%	15%	25%
Sales and marketing (exclusive of amortization of deferred stock compensation)	12%	16%	13%	18%
General and administrative (exclusive of amortization of deferred stock compensation)	13%	16%	13%	19%
Amortization of deferred stock compensation	0%	1%	0%	1%
Amortization of acquisition related intangible assets	2%	4%	2%	3%
Restructuring	(1%)	0%	0%	2%

Total operating expenses	40%	60%	43%	68%

Income (loss) from operations	11%	(15%)	6%	(21%)
Interest and other income (expense), net	0%	1%	0%	1%
Provision for income taxes	0%	0%	0%	0%

Net income (loss)	11%	(14%)	6%	(20%)

Comparison of the Three and Nine Months Ended September 30, 2004 and September 30, 2003

Net Revenues

The following table sets forth information pertaining to our sales channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated. Our sales channel structure is explained above in the “Revenue Overview” section. Our geographic sales composition is based upon the location to which we ship our products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Direct	88%	81%	87%	70%
Distribution	12%	19%	13%	30%

Total	100%	100%	100%	100%

United States	22%	39%	23%	44%
Asia	50%	31%	43%	24%
Europe	26%	29%	30%	28%
Other	2%	1%	4%	4%

Total	100%	100%	100%	100%

Net revenues increased to $16.7 million in the third quarter of 2004 from $10.4 million in the third quarter of 2003. Of this increase, approximately $4.5 million was the result of additional sales of our signal source products, largely driven by the transition from our VCO products to our more integrated, recently released PLL products, which have higher average selling prices. Increases in sales of our amplifier products comprised the rest of the increase. This increase in sales of amplifier products was attributable to a strengthening of customers’ end markets, increased market share and penetration of new market segments. Net revenues increased to $46.2 million for the nine months ended September 30, 2004 from $25.2 million for the nine months ended September 30, 2003. Of this increase, approximately $16.8 million was the result of additional sales of our signal source products acquired as part of the Vari-L asset purchase on May 5, 2003. Increases in sales of our amplifier products comprised the rest of the increase.

Net revenues to the Asia-Pacific and European regions increased in absolute dollars, primarily as a result of the increases in sales of our signal source products. Also contributing to the increases were our successful marketing efforts within these regions of our amplifier products and an increase in shipments to contract manufacturers for our large OEM customers, particularly in the Asia-Pacific region.

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

Cost of Revenues

Cost of revenues increased to $8.2 million in the third quarter of 2004 from $5.8 million in the third quarter of 2003 primarily as a result of additional costs associated with increased sales of our signal source products. Costs of revenues attributable to our signal source products totaled $5.1 million in the third quarter of 2004 compared to approximately $3.1 million in the third quarter of 2003. In addition, in the third quarter of 2004, we sold inventory products that were previously written-down of approximately $155,000 compared to $340,000 in the third quarter of 2003. Operations personnel increased to 157 at September 30, 2004 from 130 at September 30, 2003 primarily as a result of the personnel added in connection with the Vari-L transaction.

Cost of revenues increased to $23.6 million for the nine months ended September 30, 2004 from $13.4 million for the nine months ended September 30, 2003 primarily as a result of costs associated with the manufacturing our signal source products. Costs of revenues attributable to our signal source products totaled $14.6 million for the nine months ended September 30, 2004 compared to approximately $5.0 million for the nine months ended September 30, 2003. In addition, for the nine months ended September 30, 2004, we sold inventory products that were previously written-down of approximately $620,000 compared to $1.2 million for the same period in 2003.

Gross Profit

Gross profit increased to $8.5 million in the third quarter of 2004 from $4.6 million in the third quarter of 2003. The increase in gross profit was primarily attributable to additional gross profit resulting from the sales of our signal source products as discussed above. Gross margin percent increased to 51% in the third quarter of 2004 from 44% in the third quarter of 2003. The increase in gross margin percent is primarily attributable to the achievement of operational cost synergies as a result of the consolidation of our manufacturing facilities in Broomfield, Colorado, subsequent to the Vari-L transaction. Also, we incurred relocation and related expenses of approximately $461,000 in the third quarter of 2003 to move operations personnel and the Sunnyvale and Tempe manufacturing facilities to Broomfield, Colorado. We did not incur any relocation and related expenses in the third quarter of 2004. Partially offsetting the increase in gross margin percent were fewer sales of previously written-down inventories in the third quarter of 2004 compared to the third quarter of 2003. Sales of previously written-down inventories had slightly less than a 100 basis point positive impact on our gross margin in the third quarter of 2004 compared to a 329 basis point positive impact on our gross margin in the third quarter of 2003.

Gross profit increased to $22.6 million for the nine months ended September 30, 2004 from $11.8 million for the nine months ended September 30, 2003. The increase in gross profit was primarily attributable to additional gross profit resulting from the sales of our signal source products. Gross margin percent increased to 49% for the nine months ended September 30, 2004 from 47% for the nine months ended September 30, 2003. The increase in gross margin percent is primarily attributable to the achievement of operational cost synergies as a result of the consolidation of our manufacturing facilities in Broomfield, Colorado, subsequent to the Vari-L transaction. Also, we incurred relocation and related expenses of approximately $950,000 in the nine months ended September 30, 2003 to move operations personnel and the Sunnyvale and Tempe manufacturing facilities to Broomfield, Colorado. We did not incur any significant relocation and related expenses in the nine months ended September 30, 2004. Partially offsetting the increase in gross margin percent were fewer sales of previously written-down inventories in the nine months ended September 30, 2004 compared to the same period in 2003. Sales of previously written-down inventories had a 134 basis point positive impact on our gross margin in the nine months ended September 30, 2004 compared to a 465 basis point positive impact on our gross margin for the same period in 2003.

Operating Expenses:

Research and Development. Research and development expenses totaled $2.3 million in the third quarters of 2004 and 2003. Higher salaries and salary related expenses resulted in an increase in research and development expenses of approximately $130,0000 in third quarter of 2004 compared to the third quarter of 2003. This increase was largely offset by a reduction in research and development material expenditures of approximately $69,000 and lower depreciation of approximately $21,000. Research and development personnel decreased to 51 at September 30, 2004 from 56 at September 30, 2003.

Research and development expenses increased to $6.8 million for the nine months ended September 30, 2004 from $6.2 million for the nine months ended September 30, 2003. This increase is primarily attributable to the costs of additional personnel and facilities relating to research and development activities for our new signal source products. Salaries and salary related expenses increased by approximately $277,000 and facility costs for research and development increased by approximately $227,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Other contributory factors to the increase in research and development expenses included additional costs associated with software maintenance, depreciation and equipment calibration.

Sales and Marketing. Sales and marketing expenses increased to $1.9 million in the third quarter of 2004 from $1.6 million in the third quarter of 2003. This increase was primarily attributable to costs of additional personnel and higher salaries and salary related expenses, which added costs of approximately $227,000. Additionally, inside and outside sales representative commissions increased by approximately $68,000 as a result of higher sales. Sales, marketing and applications engineering personnel increased to 37 at September 30, 2004 from 31 at September 30, 2003 primarily as a result of the personnel added in connection with our expansion after the Vari-L transaction.

Sales and marketing expenses increased to $5.9 million for the nine months ended September 30, 2004 from $4.6 million for the nine months ended September 30, 2003. This increase was primarily attributable to the costs of additional personnel, services, inside and outside sales representative commissions and facilities relating to the expansion of our sales and marketing functions after the Vari-L transaction. Salaries and salary related expenses increased by approximately $518,000 and inside and outside sales representative commissions increased by approximately $455,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Additionally, facility costs for sales and marketing activities increased by approximately $135,000 and travel costs increased by approximately $121,000 during that same time period.

General and Administrative. General and administrative expenses increased to $2.2 million in the third quarter of 2004 from $1.7 million in the third quarter of 2003. This increase was primarily attributable to costs of additional personnel and higher salaries and salary related expenses, which added costs of approximately $320,000. Additionally, professional fees (i.e. legal, accounting, financial printing and Section 404 Sarbanes-Oxley Act implementation) increased by approximately $150,000. General and administrative personnel increased to 32 at September 30, 2004 from 28 at September 30, 2003.

General and administrative expenses increased to $5.9 million for the nine months ended September 30, 2004 from $4.7 million for the nine months ended September 30, 2003. This increase was primarily attributable to a larger general and administrative infrastructure necessary to support the larger company after the Vari-L transaction. Salaries and salary related expenses increased by approximately $494,000, professional fees (i.e. legal, accounting, financial printing and Section 404 Sarbanes-Oxley Act implementation) increased by approximately $451,000 and general and administrative facility costs increased by approximately $235,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Amortization of Deferred Stock Compensation. During the three months ended September 30, 2003, we recorded $149,000 of amortization of deferred stock compensation. During the nine months ended September 30, 2004 and September 30, 2003 we recorded $3,000 and $482,000 of amortization of deferred stock compensation. The deferred stock compensation was fully amortized in the first quarter of 2004.

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

In the three months ended September 30, 2004 and September 30, 2003 we recorded amortization of $354,000 and $431,000, respectively, related to our acquired intangible assets. In the nine months ended September 30, 2004 and September 30, 2003 we recorded amortization of $1.2 million and $782,000, respectively, related to our acquired intangible assets.

Restructuring. See Note 6 “Restructuring Activities” in our Notes to Condensed Consolidated Financials Statements for further information.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from our cash and cash equivalents and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $71,000 for the three months ended September 30, 2004 and $81,000 for the three months ended September 30, 2003. We had net interest and other income of $140,000 for the nine months ended September 30, 2004 and $347,000 for the nine months ended September 30, 2003. The decrease in net interest and other income for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is primarily attributable to a lower average cash and cash equivalents and available-for-sale securities balance.

Provision for Income Taxes

Sirenza’s provision for income taxes of $86,000 and $135,000 for the three and nine months ended September 30, 2004, respectively, represents federal alternative minimum taxes and various state income taxes. This provision is based upon our estimated 2004 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. To the extent our estimate of fiscal year 2004 net income before income tax changes, our provision for income taxes will change as well. Historically, we have not recorded a provision for income tax expense because we had been generating net losses. Furthermore, we have not recorded an income tax benefit for the years 2003 and 2002 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for 2004 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. As of September 30, 2004, we had cash and cash equivalents and long-term investments of $16.5 million. At September 30, 2004, our working capital approximated $19.9 million.

Operating activities provided cash of $4.3 million for the nine months ended September 30, 2004. Working capital uses of cash for the nine months ended September 30, 2004 included increases in accounts receivable and inventories and decreases in accrued restructuring. Our accounts receivable and inventories increased, in reaction to, and in support of, our revenue increase in the first nine months of 2004.

Accounts receivable, net increased from $7.8 million at December 31, 2003 to $8.4 million at September 30, 2004, an increase of $590,000, or approximately 8%. The increase in accounts receivable is the result of an increase in sales. However, as a result of more linear shipments and improved cash collections in the third quarter of 2004, our days sales outstanding (DSO) decreased to 45 days from 53 days in the fourth quarter of 2003.

Inventories increased from $6.5 million at December 31, 2003 to $9.8 million at September 30, 2004, an increase of $3.3 million, or approximately 51%. At the same time, our inventory turns fell from 4.9 to 3.3. The increase in the dollar amount of inventory and the fall in inventory turns in the third quarter were primarily the result of an increase in inventory to support anticipated product shipments in the fourth quarter of 2004 and early 2005. This increase in inventory was particularly evident within finished goods, which increased from $1.2 million at December 31, 2003 to $3.3 million at September 30, 2004.

The decrease in accrued restructuring was primarily related to severance payments made to terminated employees and lease commitment payments. Please refer to Note 6 of our “Notes to Condensed Consolidated Financial Statements” for more information.

Working capital sources of cash included an increase in deferred margin on distributor inventory in anticipation of increased distributor end market demand and an increase in accrued liabilities.

Net cash used in investing activities totaled $2.0 million for the nine months ended September 30, 2004. Cash used in investing activities in the nine months ended September 30, 2004 was primarily attributable to capital expenditures.

Cash provided by financing activities totaled $789,000 for the nine months ended September 30, 2004. The major financing inflow of cash for the nine months ended September 30, 2004 was related to proceeds from employee stock plans. The major financing use of cash for the nine months ended September 30, 2004 was for principal payments on capital lease obligations.

Under the current economic and telecommunications market conditions and the current company structure, and outlook for 2004, we expect that we will be able to fund our working capital and capital expenditure needs from the cash generated from operations for the foreseeable future. Other sources of liquidity that may be available to us are the leasing of capital equipment, a line of credit at a commercial bank, or the sale of Company securities. On January 30, 2004, we filed a shelf registration for the sale of Company securities with the Securities and Exchange Commission. If we draw on these additional sources of liquidity and capital resources to grow our business, execute our operating plans, or acquire complementary technologies or businesses, it could result in lower profitability and/or additional dilution to our stockholders.

Contractual Obligations

As of September 30, 2004, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$3,457	$1,372	$1,736	$349	$—
Capital lease commitments	$79	$79	$—	$—	$—
Unconditional purchase obligations	$830	$830	$—	$—	$—

Total (1)	$4,366	$2,281	$1,736	$349	$—

(1)	Total does not include certain purchase obligations as discussed below.

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

Off-Balance-Sheet Arrangements

As of September 30, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our expectations for the remainder of fiscal year 2004 remain cautiously optimistic. Starting in the third quarter of 2003, we have seen an increase in the demand for our products across a broad spectrum of customers and applications and for a wide variety of our products. At this time, it is uncertain whether this increase in sales represents a significant long-term upturn in demand from our end customers, or a short-term upturn, which is a critical factor in assessing our financial outlook.

We believe that the primary factors affecting our revenue outlook for the remainder of 2004 will be the extent of the continued recovery of the overall communications market, the demand from our customers for new products being introduced by both our Amplifier and Signal Source divisions, and the growth of sales in our A&D business unit. In addition to these key factors, we expect the trend towards the large wireless OEMs outsourcing their manufacturing to CMs will continue. We continue to focus on our goals for the year of growing net revenues through the introduction of new products, increasing our market share and by adding complementary products.

We believe the most significant influences on our outlook for gross margin percent for the remainder of the year will be the factors mentioned under “Gross Profit and Margin Overview”, including product features, product type, market, sales channel, level of integration of the product, the efficiency and effectiveness of our manufacturing operations, and the provision for excess inventory. Increasing our gross profit and maintaining our gross margin percent are key goals for 2004.

With respect to operating expenses, we believe that the single largest factor affecting our overall operating expenses will be the extent of the recovery in our customers’ end markets and the resulting impact on our net revenues. If the increase in sales we saw in the latter part of 2003 and through the first three quarters of 2004 fails to continue during the remainder of 2004, we anticipate taking actions to adjust operating expenses accordingly.

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

Regarding general and administrative expense, we believe the most significant factor that might impact our estimates will be the amount and timing of the cost for complying with Sarbanes-Oxley regulations, particularly the implementation of Section 404 requirements for auditor attestation regarding our internal controls over financial reporting.

We believe the most significant factors influencing our cash flow for the remainder of the year will be our net income, the length of time it takes our key customers to pay our accounts receivable, the amount of inventory we will have to buy to support our customers orders, our capital expenditures, and finally the amount of cash received from employee stock plans. Under the current economic and telecommunications market conditions, and the current Company structure, and outlook for 2004, we expect that we will be able to fund our working capital and capital expenditure needs for the foreseeable future from the cash generated from operations.

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

We believe the largest factors influencing cash usage for capital expenditures will be the order patterns of our customers. To the extent the order and sales patterns experienced in 2003 and the first, second and third quarters of 2004 continue, we will continue to purchase a limited amount of capital equipment in response to these orders.

Factors that may influence the level of proceeds we receive from employee stock plans include our stock price level and employee cash needs for personal reasons.

Risk Factors

We have a history of significant operating losses. If we are unable to increase our revenues sufficiently to offset our operating expenses, we may not maintain or increase our profitability.

Although income from our operations approximated $1.8 million for the three months ended September 30, 2004, we have incurred significant losses from operations in each of the last three fiscal years. Losses from operations approximated $20.7 million, $11.4 million and $6.7 million for the fiscal years ended December 31, 2001, 2002 and 2003, respectively. As of September 30, 2004, our accumulated deficit was approximately $86.5 million. If we are unable to increase our revenues sufficiently to offset our operating expenses, we will not maintain our profitability, and our history of operating losses will continue.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors related to our industry and the markets for our products, over many of which we have little or no control. Factors that could cause our operating results to fluctuate include:

•	general economic growth or decline;

•	telecommunications and A&D industry conditions generally and demand for products containing RF components specifically;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	the timing and success of new product and technology introductions by us or our competitors;

•	our ability to introduce and deliver new products on a timely basis;

•	market acceptance of our products;

•	availability of raw materials, semiconductor wafers and manufacturing capacity;

•	increase in the costs or discontinuance of products obtained from suppliers;

•	changes in customer purchasing cycles and component inventory levels;

•	fluctuations in manufacturing output, yields, or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	amounts and timing of investments in R&D;

•	costs associated with acquisitions and the integration of acquired companies;

•	the effects of changes in accounting standards, including rules regarding recognition of expense for employee stock options; and

•	the effects of war, acts of terrorism or global threats, such as disruption in general economic activity, and the effects on the economy and our business due to increasing oil prices.

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

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in the third quarter of 2004, sales to Solectron, a contract manufacturer for several of our large wireless infrastructure OEM customers, primarily Motorola, represented

29% of net revenues; sales through Acal plc (Acal), one of our distributors and sales representatives, represented 12% of net revenues; and sales through Avnet Electronics Marketing (Avnet), another of our distributors and sales representatives, represented 12% of net revenues. In addition, wireless infrastructure OEMs, such as Ericsson and Motorola, account for a significant amount of our sales, either directly or through sales to their contract manufacturers such as Solectron. For example, during the three months ended September 30, 2004, Motorola and Ericsson accounted for, directly or indirectly, in excess of 10% of our net revenues. The loss of any one of these customers could limit our ability to sustain and grow our revenues.

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

We do not own or operate a semiconductor fabrication facility. We currently rely on five third-party wafer fabs to manufacture substantially all of our semiconductor wafers. These fabs include Northrup Grumman (formerly TRW) and RF Micro Devices, or RFMD, for gallium arsenide, or GaAs, Atmel for silicon germanium, or SiGe, TriQuint Semiconductors for our discrete devices and Global Communication Semiconductors, Inc., or GCS, for our indium gallium phosphide heterojunction bipolar, or InGaP HBT, devices. A significant amount of our Amplifier Division products sold in 2002 and 2003 were manufactured in GaAs by Northrup Grumman and SiGe by Atmel. The supply agreement with Northrup Grumman provides us with a commitment for a supply of wafers through December 31, 2005. Atmel is currently our sole source supplier for SiGe wafers. GCS is now our sole source for wafers using the InGaP HBT process technology. GCS is a privately held company with limited operating history. The loss of one of our third-party wafer fabs, in particular Northrup Grumman, Atmel or GCS, or any reduction of capacity, manufacturing disruption, or delay or reduction in wafer supply, would negatively impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which could significantly harm our business and operating results. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, it would be extremely difficult to find an alternative source of supply. Even if we were able to find an alternative source, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the integrated circuit into its final protective plastic or ceramic casing. We provide the wafers containing the integrated circuits and, in some cases, packaging materials to third-party packagers. Although we currently work with five packagers, substantially all of our Amplifier Division net revenues in 2002, 2003 and the first nine months of 2004 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Circuit Electronic Industries Public Co., Ltd. (CEI), would significantly damage our business. In addition, increased packaging costs would adversely affect our margins and profitability.

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

A significant portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Germany, Sweden, and Finland. International sales approximated 60% of our net revenues in 2003 and 78% of our net revenues in the third quarter of 2004. Demand for our products in foreign markets could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

We face several risks associated with our Aerospace and Defense business unit.

In 2003 we announced the creation of our A&D business unit that targets customers in the military, defense, avionics, space and homeland security market segments. We can make no assurance that we will be able to successfully serve the needs of potential customers in these markets or realize any significant net revenues from this business. Through our participation in this market, we may make sales to companies doing business with the U.S. government as prime contractors or subcontractors. Although unlikely, we may also do business directly with the U.S. government. In addition to normal business risks, we face several unique risks, largely beyond our control, associated with doing business, directly or indirectly, with the U.S. government, including:

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

The termination of funding for a government program for which we serve as a contractor or subcontractor or supplier would result in a loss of anticipated future net revenues attributable to that program. Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements, including necessary security clearances. These requirements, although customary in government contracts, increase our performance and compliance costs and could result in delays in fulfilling customer orders or our inability to meet customer demand for products. For example, in the third quarter of 2003, we were temporarily unable to accept orders and manufacture products for certain government contractors due to a delay in our obtaining the necessary government clearances relating to required documentation changes following our acquisition of Vari-L. Government contract performance and compliance costs might increase in the future, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations.

We depend on Avnet and Acal, distributors and sales representatives for our products, for a significant portion of our sales. The loss of Avnet or Acal as a distributor or sales representative, or the failure to develop new and viable distribution relationships, may adversely affect our revenues.

Although sales through distribution have significantly decreased since 2003, two distributors who also serve as sales representatives for our products, Acal and Avnet, accounted for a substantial portion of our net revenues in recent periods. Sales through Acal, including sales to our Acal sales representatives, represented 12% of net revenues in the three months ended September 30, 2004 and in the year ended December 31, 2003, respectively. Sales to Avnet, including sales to our Avnet Asia sales representatives, represented 12% and 16% of net revenues in the three months ended September 30, 2004 and in the year ended December 31, 2003, respectively. Acal and Avnet distribute our products to a large number of end customers. We anticipate that sales through Acal and Avnet will continue to account for a substantial portion of our net revenues in the near term. The loss of Avnet or Acal and our failure to develop new and viable distribution relationships could materially harm our ability to sustain and grow our revenues. Moreover, any transition involving our distribution partners could also have a negative impact on our operating results. For example, in the second quarter of 2003, we realigned our worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, we terminated our existing distribution agreement with Richardson Electronics and entered into new distribution agreements. The transition in distributors had a slightly negative effect on our distribution channel sales in the first nine months of 2004.

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

We have a material amount of goodwill, which is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Goodwill is subject to a periodic impairment evaluation based on the fair value of the reporting unit. We also have a material amount of long-lived assets, including finite-lived acquired intangible assets recorded on our balance sheet. These assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of the related assets may not be recoverable. Any impairment of our goodwill, long-lived assets, including finite-lived acquired intangible assets, could have a material adverse effect on our business, financial condition and results of operations.

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

Recent changes in environmental laws and regulations applicable to manufacturers of electrical and electronic equipment have required us to redesign some of our products, and may increase our costs and expose us to liability.

The implementation of new technological or legal requirements, such as recycling requirements and lead-free initiatives, has impacted our products and solutions and manufacturing processes, and could affect the timing of product introductions, the cost of our production or products as well as their commercial success. For example, a recent directive in the European Union bans the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, some of our customers selling products in Europe have begun demanding products from component manufacturers that do not contain these banned substances and have indicated that they will not design in non-compliant components beginning in 2005. Because most of our existing IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we must redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand. Although we began this process in the first quarter of 2004 and have released several compliant products to date, we have numerous products that remain noncompliant. In addition, our industry has no long term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials. Accordingly, the products we produce to comply with the new regulatory standards may not perform as well as our current products. In addition, this redesign is resulting in increased research and development and manufacturing and quality control costs. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our ability to enforce our patents, copyrights, software licenses and other intellectual property is limited by our financial resources and is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various countries. If we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us.

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

Some of our stockholders can exert control over us, and they may not make decisions that reflect our interests or those of other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although 78% of our sales were to non-U.S. based customers and distributors in the third quarter of 2004, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. However, we continue to and expect in future periods to expand selling into foreign markets, including Europe and Asia. Because our sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

At September 30, 2004, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, short-term investments and long-term investments. For example, a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $165,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of September 30, 2004 approximately $45.1 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod and Vari-L and investment in GCS. The remaining $4.7 million of net proceeds have been invested in interest bearing cash equivalents, short-term investments and long-term investments.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect.(3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004.(4)

10.1	Employee Stock Purchase Plan, as amended October 14, 2004.

10.2	Form of Notice of Stock Purchase Right and related agreements pursuant to the Company’s Amended and Restated 1998 Stock Plan.

11.1	Statement regarding computation of per share earnings. (5)

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(5)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2004	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK President, Chief Executive Officer and Director

DATE: November 12, 2004	/s/ Thomas J. Scannell
THOMAS J. SCANNELL Vice President, Finance, Chief Financial Officer and Assistant Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect.(3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004.(4)

10.1	Employee Stock Purchase Plan, as amended October 14, 2004.

10.2	Form of Notice of Stock Purchase Right and related agreements pursuant to the Company’s Amended and Restated 1998 Stock Plan.

11.1	Statement regarding computation of per share earnings. (5)

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(5)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.