Form 10-K
period 2004-12-31
SIRENZA MICRODEVICES INC
filed 2005-03-03
CIK 1103777

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30615

SIRENZA MICRODEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-003042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

303 S. Technology Court Bloomfield, CO	80021
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (303) 327-3030

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on The Nasdaq National Market, was approximately $75,743,354 (affiliates being defined, for these purposes only, as directors and executive officers of the registrant and holders of 5% or more of the registrant’s outstanding common stock).

There were 35,546,676 shares of the Registrant’s common stock issued and outstanding on February 15, 2005.

PART I

Item 1. Business

Overview

Sirenza Microdevices is a leading designer and an ISO 9001:2000 Quality Management System and ISO 14001:2004 Environmental Management System certified supplier of high performance radio frequency (RF) components for the commercial communications and aerospace and defense (A&D) equipment markets. Our products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. Sales of components for mobile wireless infrastructure applications accounted for the majority of our net revenues in 2004. Other commercial applications include; components for wireless LANs, fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks, cable television set-top boxes, Radio Frequency Identification (RFID) readers and wireless video transmitters. As a result of our acquisition of ISG Broadband, Inc. (ISG) in December 2004, we have expanded our products and end markets to include antennae and receivers for satellite radio, as well as tuner integrated circuits (ICs) and transceivers for high-definition television (HDTV) and set-top boxes. Our A&D products include components for government, military, avionics, space and homeland security systems. The performance of our RF components has a significant impact on the overall performance of commercial and A&D communications systems and equipment.

We offer a broad line of products that range in complexity from discrete components to ICs and multi-component modules (MCMs). We believe our products are well suited for existing communications networks. We focus on RF design, development and testing and employ a combination of outsourced and in-house manufacturing to select what we believe to be the optimal product technology for any given application. Our products employ a broad array of semiconductor process technologies, including GaAs, SiGe and InGaP HBT, LDMOS, HFET, GaAs PHEMT, SOI, CMOS and BiCMOS. For our IC products, we outsource our wafer manufacturing and packaging and then perform a significant majority of our final testing and tape and reel assembly at our Colorado manufacturing facility. For our MCMs, we outsource certain of our wafer manufacturing, and manufacture, assemble and test most of our products at our manufacturing facility in Colorado. Our proven core competencies in RF component design, manufacturing and testing provide us with the flexibility necessary to deliver a comprehensive line of high quality and cost effective products to our worldwide customer base.

We operate in two business segments, our Amplifier division, consisting of our amplifier, power amplifier, power module, transceiver and discrete and active antenna product lines, and our Signal Source division, consisting of our voltage controlled oscillator (VCO), phase-locked loop (PLL) and other MCM products and a significant majority of our A&D product lines. Our A&D business unit draws products from our Amplifier and Signal Source divisions for specific applications in the A&D end-market. Net revenues and operating income (loss) reported by division or segment for each of the last three years are included in the Notes to our Consolidated Financial Statements set forth under Item 8 of this Annual Report on Form 10-K.

We sell our products worldwide through two channels: a distribution sales channel and a direct sales channel. We recognize revenues in our distribution sales channel at the time our products are sold by our distributors to their third party customers. We generally recognize revenues in our direct sales channel at the time product has shipped. We have two customers, Avnet Electronics Marketing (Avnet) and Acal, plc. (Acal), that account for sales in both our distribution channel and our direct sales channel. When Avnet and Acal purchase products from us for which we recognize revenue at the time product has shipped, we refer to them as resellers, and include such sales in our direct sales channel. For further detail on our revenue recognition, please see Note 1: “Organization and Summary of Significant Accounting Policies” in our Notes to Consolidated Financial Statements and “Revenue Overview” in our Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth below.

Amplifier Division

The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier, power amplifier and transceiver IC products and an MCM product line including power amplifier modules. Sales of our amplifier, power amplifier and discrete IC products represented the significant majority of our Amplifier division net revenues in each of the last three years.

Over the course of a year, we periodically make product announcements regarding newly released products. These products are generally developed through our ongoing product research and development (R&D), and individually do not require any particular, material amount of investment or the utilization of a material level of division assets.

The principal raw material used in the production of our Amplifier division products is semiconductor wafers. We source semiconductor wafers from a variety of merchant foundries. However, wafers for a particular process technology are generally sourced through one foundry on which we rely for all of our wafers in that process. We have not generally experienced any difficulties in obtaining our requirements for wafers. However, we are subject to the risks associated with our reliance on these wafer foundries, as described in detail under “Risk Factors” below. Most other raw materials utilized by us in our Amplifier division business are readily available from numerous sources. We source our IC packaging from established, international commercial vendors. A significant majority of the final test of our IC products is done in our test operations in Broomfield, Colorado.

Historically the majority of the sales in the Amplifier division have been made to mobile wireless infrastructure equipment manufacturers. This end market has typically exhibited a significant seasonal trend characterized by stronger customer demand in the second half of the year as compared to the first half. We realized this second-half seasonality in 2004, 2003 and 2002.

We are not contractually required to carry significant amounts of inventory to meet direct customers’ delivery requirements or to assure ourselves of a secure and continuous supply of raw materials from our suppliers. However, we do carry a buffer stock of finished goods for our top selling products to facilitate efficient deliveries to our direct end customers. Our distributors carry inventories sufficient to meet the anticipated delivery requirements of their end customers. We have in place distribution sales agreements for our distributors that stipulate the frequency and the level of product inventories that can be returned by the respective distributors. Payment terms for our customers range between 30 days and 75 days depending primarily on the volume of purchases from the customer and geographic location of the customer.

Sales to three of our customers, Avnet, Acal and Planet Technology (H.K.) Ltd. (Planet Technology), each exceeded 10% of total net revenues in 2004. These customers primarily support our Amplifier division. Sales to Avnet and Acal as both distributors and resellers contributed to the above totals.

We discuss the competitive conditions for our Amplifier division under the heading “Risk Factors” below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) under Item 7 below.

Signal Source Division

The Signal Source division’s main product lines are MCMs used in mobile wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, coaxial resonator oscillators (CROs), passive and active mixers, an IC-based modulator and demodulator product line and a line of signal couplers. Currently, the majority of our A&D net revenues is credited to the Signal Source division and consists of sales of government and military specified versions of our VCOs and various passive components. Sales of our VCO and PLL products represented the significant majority of our Signal Source division net revenues in 2004.

Over the course of a year we periodically make product announcements regarding newly released products. These products are generally developed through our ongoing product R&D, and individually do not require any particular, material amount of investment or the utilization of a material level of division assets.

Generally, raw materials utilized by us in our Signal Source division business are readily available from numerous sources. We source building block or discrete components used in the manufacturing of our Signal Source division products, such as printed circuit boards, commercially available ICs, diodes, resistors and capacitors, from a variety of domestic and international merchant suppliers and distributors. For many of our critical components, we have multiple suppliers to provide second source back-ups for our key bill-of-material requirements. We build a significant majority of our signal source products, and all of our A&D products, in our manufacturing and test facility in Broomfield, Colorado. We are exploring outsourcing opportunities for certain signal source product lines.

Historically, the majority of our sales in the Signal Source division have been made to the mobile wireless infrastructure equipment end-market, where the yearly second half seasonality profile tends to be similar as described above for our Amplifier division. We realized this typical second-half seasonal increase in 2004 and 2003.

We are not contractually required to carry significant amounts of inventory to meet direct customers’ delivery requirements or to assure ourselves of a secure and continuous supply of raw materials from our suppliers. However, we do carry a buffer stock of finished goods for our top selling products to facilitate efficient deliveries to our direct end customers. Sales of our Signal Source division products through our distributors have not been significant. Payment terms for our customers range between 30 days and 75 days depending primarily on the volume of purchases from the customer and geographic location of the customer.

There were no direct end customers within the Signal Source division that represented greater than 10% of total net revenues in 2004. However, sales to one contract manufacturer (CM), Solectron, exceeded 10% of total net revenues in 2004. Solectron primarily supports our Signal Source division. In addition, as noted under “Geographic and Customer Revenue” below, wireless OEMs Ericsson, Motorola and Nokia each accounted for more than 10% of our net revenues in 2004 either directly or through sales to their contract manufacturers.

We discuss the competitive conditions for our Signal Source division under the heading “Risk Factors” below and in the MD&A under Item 7 below.

Research and Development

For 2004, 2003 and 2002 total R&D expenditures were $9.0 million, $8.6 million, and $7.0 million, respectively. Product development activities during these years accounted for approximately 82% of total R&D expenditures for 2004, 77% of total R&D expenditures for 2003 and 75% of total R&D expenditures for 2002. The remaining R&D expenditures in each fiscal year were advanced R&D projects targeted at technology development and advanced design concepts and design techniques.

Geographic and Customer Revenue

Sales to customers located in the United States represented approximately 24%, 40%, and 57% of net revenues in 2004, 2003 and 2002, respectively. Sales to customers located outside of the United States represented 76%, 60%, and 43% of net revenues in 2004, 2003 and 2002, respectively. Sales to customers located in China represented 34% of net revenues in 2004 and 16% in 2003. Sales to customers located in Sweden represented 15% of net revenues in 2002.

Sales to Solectron, a contract manufacturer for several of our large wireless infrastructure OEM customers, primarily Motorola, represented 17% of net revenues in 2004. In addition, wireless infrastructure

OEMs Ericsson, Motorola and Nokia each accounted for more than 10% of our net revenues in 2004, either directly or through sales to their contract manufacturers. Three customers, Avnet, Acal and Planet Technology, accounted for 13%, 14% and 11%, respectively, of 2004 net revenues and 16%, 12% and less than 10%, respectively, of 2003 net revenues. Three of Sirenza’s customers, Richardson Electronics Laboratories, Avnet and Ericsson accounted for 37%, 16% and 13% of net revenues, respectively, in 2002. For a further description of our geographic distribution of our net revenues and long-lived assets, see our disclosure under Note 17: “Segments of an Enterprise and Related Information” in our Notes to Consolidated Financial Statements set forth below.

As our sales to customers located outside the U.S. has increased substantially, we have become subject to risks associated with foreign operations. For a description of these risks, see our disclosure under “Risk Factors” set forth below.

Acquisitions

We have made three acquisitions since 2002. On December 16, 2004, we acquired ISG, a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enables us to address new end markets, including HDTV and satellite radio, and broadens our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market.

On May 5, 2003, we acquired substantially all of the assets and assumed specified liabilities of Vari-L Company, Inc., a designer and manufacturer of signal source RF components, couplers, and certain components for the A&D market. This acquisition strengthened our product portfolio by adding RF signal source components while strengthening our presence in the A&D markets. The acquisition of Vari-L added a significant amount of net revenues to Sirenza subsequent to the date of the transaction.

On September 11, 2002, we acquired Xemod Incorporated, a designer and fabless manufacturer of RF power amplifier modules and components based on patented lateral double-diffused transistor (LDMOS) technology. The acquisition strengthened our product portfolio of RF components by adding high power amplifier module products. We have not had significant levels of net revenues from these products to date.

On an ongoing basis, we evaluate and may enter into other acquisitions or investment transactions in complementary businesses, technologies, services or products.

Intellectual Property

Intellectual property rights that apply to our various products include patents, copyrights, trade secrets, trademarks and maskwork rights. We maintain an active program to protect our investment in technology. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems.

As of December 31, 2004 we had 47 active US patents issued, 8 applications pending and 4 foreign patents. Third-party wafer fabs own the patents for the current process technologies used in manufacturing our wafers. We intend to seek patent protection for our future products and technologies where appropriate and to protect our proprietary technology under U.S. and foreign laws affording such protection. We believe that the duration of our issued patents is adequate relative to the expected lives of our products. Although we believe that patents are an important element of our success, we do not believe that our business, as a whole, is materially dependent on any one patent.

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

Employees

As of December 31, 2004, we had 292 full time employees, including 38 in sales and marketing, 65 in research and development, 155 in operations and 34 in general and administrative functions. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Executive Officers

The names of the Company’s executive officers, and certain information about them as of March 1, 2005, are set forth below:

Name	Age	Position
John Ocampo	45	Chairman of the Board
Robert Van Buskirk	55	President and Chief Executive Officer
Charles Bland	56	Chief Operating Officer
Joseph Johnson	64	Chief Technology Officer and Vice President, Advanced Products
Gerald Quinnell	47	Chief Strategy Officer
Gerald Hatley	35	Vice President, Controller and Chief Accounting Officer
Norman Hilgendorf	44	Vice President, Business Development & Strategic Marketing
Ralph Skip Hoover	53	Vice President, Sales
Jacquie Maidel	60	Vice President, Human Resources
Christopher Menicou	46	Vice President, Quality/Reliability
Susan Ocampo	47	Treasurer
John Pelose	49	Vice President and General Manager, Amplifier Division
Thomas Scannell	54	Vice President, Finance, Chief Financial Officer, Assistant Secretary and Assistant Treasurer
Timothy Schamberger	43	Vice President and General Manager, Signal Source Division
Clay Simpson	33	Vice President and General Counsel

John Ocampo, a co-founder of Sirenza, has served as the Company’s Chairman of the Board since December 1998 and has served as a director since the Company’s inception. From May 1999 to September 2002, Mr. Ocampo also served as the Company’s Chief Technology Officer, and from 1984 to May 1999 as the Company’s President and Chief Executive Officer. From 1982 to 1984, Mr. Ocampo served as General Manager at Magnum Microwave, an RF component manufacturer. From 1980 to 1982, he served as Engineering Manager at Avantek, a telecommunications engineering company, now Hewlett-Packard/ Avantek. Mr. Ocampo holds a B.S.E.E. from Santa Clara University.

Robert Van Buskirk has served as the Company’s President and Chief Executive Officer and as a director since June 1999. Before joining the Company, Mr. Van Buskirk held the position of Executive Vice President of Business Development and Operations from August 1998 to May 1999 at Multilink Technology Corporation, a company specializing in the design, development, and marketing of high bit-rate electronic products for advanced fiber optic transmission systems. Prior to his position at Multilink, Mr. Van Buskirk held various management positions at TRW (now Northrop Grumman), a semiconductor wafer manufacturer, including Executive Director of the TRW GaAs telecom products business from 1993 to August 1998. Mr. Van Buskirk holds a B.A. from California State University at Long Beach.

Charles Bland has served as the Company’s Chief Operating Officer since May 2003. Prior to joining the Company, Mr. Bland served as the President and Chief Executive Officer of Vari-L Company, Inc. since May 2001. From June 2000 until he joined Vari-L, he served as the President of Growzone, Inc., a software company focused on the horticultural industry, and from June 1999 until June 2000, he was the President of AmericasDoctors.com, an Internet health care content site. From 1998 to 1999, Mr. Bland was the Chief Operating Officer at Quark Incorporated, provider of shrink wrap and client server software for the publishing industry. For the previous 24 years, Mr. Bland worked in positions of increasing responsibility with Owens Corning Fiberglass, a high performance glass composites and building materials company, with his final assignment being President, Africa/Latin American Operations. Mr. Bland received his B.S., Accounting and Finance, degree from Ohio State University and his M.B.A. from the Sloan School, Massachusetts Institute of Technology.

Joseph Johnson has served as the Company’s Vice President, Advanced Products and Chief Technology Officer since September 2002. From 1994 until September 2002, he was President, Chief Executive Officer and Founder of Xemod, Inc., a fabless manufacturer of RF components. Mr. Johnson holds a B.S.E.E degree from North Carolina State University and an M.S. in Physics from Lynchburg College.

Gerald Quinnell has served as the Company’s Chief Strategy Officer since October 2004. From February 2001 to October 2004, Mr. Quinnell served as the Company’s Executive Vice President, Business Development. From November 1998 to December 2001, Mr. Quinnell served as the Company’s Vice President, Sales and Marketing. From November 1998 to February 2001, Mr. Quinnell also served as the Company’s Chief Operating Officer. Mr. Quinnell served as President and Chief Operating Officer of the RF and Microwave business unit of Avnet, Inc. from June 1997 to September 1998, and as Corporate Vice President of Avnet, Inc., during the same period. From 1988 to June 1997, Mr. Quinnell served as Chief Operating Officer of Penstock, Inc., an RF and microwave distribution company subsequently sold to Avnet, Inc. Mr. Quinnell holds a B.S. from the University of Phoenix.

Gerald Hatley has served as the Company’s Vice President, Controller and Chief Accounting Officer since April 2002. Mr. Hatley served as the Company’s Controller from December 1999 to April 2002. From October 1994 to December 1999, he served as an auditor for Ernst & Young LLP, most recently as an audit manager. Mr. Hatley holds a B.S. from California Polytechnic State University, San Luis Obispo and is a certified public accountant.

Norman Hilgendorf has served as the Company’s Vice President, Business Development and Strategic Marketing since October 2004. From December 2001 to October 2004, Mr. Hilgendorf served as the Company’s Vice President, Sales & Marketing. Mr. Hilgendorf served as the Company’s Marketing Director, Standard Products from May 2000 to December 2001, and as the Company’s Central U.S. Sales Director from January 2000 to May 2000. From January 1998 to December 1999, he was Vice President and General Manager at Richardson Electronics, a distributor of electronics components. He was also the Wireless Business Unit Manager and Product Manager for Richardson Electronics from 1994 to January 1998. Mr. Hilgendorf received his B.S.E.E. from the University of Illinois and an M.B.A. from the University of Chicago.

R.E. ”Skip” Hoover has served as the Company’s Vice President, Sales since October 2004. Mr. Hoover joined the Company in September 2003 as Executive Director, Aerospace & Defense Business Unit, a position he held until October 2004. Prior to joining the Company, Mr. Hoover served as President of Castlewood Consulting Group, a consulting services company in the electronics industry, from March 2003 to September 2003. From November 1992 to March 2003, Mr. Hoover was with WJ Communications, Inc., a designer of RF components, in various management roles, most recently serving as Executive Vice President from 2000 to March 2003. Mr. Hoover holds a B.S. in Business from the California State University, Long Beach.

Jacquie Maidel joined the Company in May 2003 as Director of Human Resources and was named Vice President, Human Resources in October 2003. Prior to joining the Company, Ms. Maidel served as Director of Human Resources at Vari-L Company, Inc. from May 2001 to May 2003. From June 1988 to the time she joined Vari-L, Ms. Maidel served initially as Director, and later as Corporate Vice President of Human Resources for the U.S. and U.K. operations of Arcadis NV, an international engineering consulting firm. Prior to that, Ms. Maidel was employed in Human Resources for 10 years at Cold Spring Harbor Laboratory, a major national cancer and genetic research laboratory. Ms. Maidel received a B.A. degree in Fine Arts from Cambridge PolyTechnical College.

Christopher Menicou has served as the Company’s Vice President, Quality and Reliability since September 2002. Mr. Menicou held the position of Vice President of Operations from October 2000 to November 2001 for Spectrian, Inc., a manufacturer of radio frequency amplifiers. From January 1998 to October 2000, he served as Spectrian’s Vice President of Quality and Reliability. He also held the position of Vice President of Quality at Credence Test Systems, a semiconductor equipment manufacturer, from March 1997 to January 1998. Prior to this he held various operations, customer support and quality management positions at Trillium, a private company, later acquired by LTX Corporation and Fairchild/Schlumberger. Mr. Menicou holds a B.S. from San Jose State University.

Susan Ocampo is co-founder of the Company and has served as the Company’s Treasurer since November 1999. From 1988 to November 1999, Mrs. Ocampo also served as the Company’s Chief Financial Officer and Secretary and as one of the Company’s directors. Mrs. Ocampo holds a B.A. from Maryknoll College, in Manila, Philippines.

John Pelose has served as the Company’s Vice President and General Manager, Amplifier division since May 2003. Prior to that time, Mr. Pelose served as the Company’s Vice President, Wireless Products from February 2002 to May 2003, and as the Company’s Director of Wireline Products from December 2001 to February 2002. He also served as the Company’s Director of Marketing of Wireless Products from January 2000 to December 2001. Mr. Pelose held the position of Vice President and General Manager of Multicarrier Products for Spectrian, Inc., a manufacturer of radio frequency amplifiers, from November 1998 to January 2000. From March 1998 to November 1998, he served as Spectrian’s Vice President of Technical Business Development, and from 1995 to October 1998, he served as its Vice President of Manufacturing Engineering. Mr. Pelose received his M.S.E.E. from University of Santa Clara and his B.S.E.E. from University of California at Davis.

Thomas Scannell has served as the Company’s Vice President, Finance and Chief Financial Officer and Assistant Treasurer since November 1999 and has served as Assistant Secretary since January 2003. From November 1999 to January 2003, Mr. Scannell also served as the Company’s Secretary and Vice President, Administration. From November 1996 to May 1999, Mr. Scannell served as the Vice President, Finance of Spectra-Physics Lasers, a laser manufacturer. From 1990 to November 1996, Mr. Scannell held the positions of Division Controller and Assistant Corporate Controller at Raychem Corporation, a materials science company. Mr. Scannell holds a B.A. and an M.B.A. from Stanford University.

Timothy Schamberger joined the Company as Vice President and General Manager of Signal Source division in May 2003. Prior to joining the Company, Mr. Schamberger served as the Vice President, Sales and Marketing of Vari-L Company, Inc. from May 2002 to May 2003. From March 1993 to May 2002, Mr. Schamberger served in various sales & marketing roles for M/A-Com, a wireless RF components manufacturer, including Strategic Account Manager, Regional Sales Manager and District Sales Manager. Mr. Schamberger’s previous experience also includes program management and engineering positions with Allied Signal Aerospace Corp., a manufacturer of non-nuclear systems for nuclear weapons, and Wilcox Electric, a manufacturer of ground-based navigation aid equipment. Mr. Schamberger received his B.S.E.E. from Kansas State University.

Clay Simpson joined the Company as Vice President and General Counsel in March 2005. Prior to joining the Company, from October 1997 through February 2005, Mr. Simpson served as an Associate Attorney with the law firm of Wilson Sonsini Goodrich & Rosati, P.C. Mr. Simpson holds a B.A from the University of California, Los Angeles, and a J.D. from Columbia University.

Sales Order Backlog

We include in our backlog all accepted product purchase orders for which delivery has been specified within one year, including orders from distributors. We do not recognize revenue from sales through our distributors until the distributor has sold our product to the end customer. Product orders in our backlog are subject to changes in delivery schedules or quantities or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, we do not believe that backlog as of any particular date is necessarily indicative of future results.

Compliance with Environmental, Health and Safety Regulations

We are committed to achieving high standards of environmental quality and product safety, and strive to provide a safe and healthy workplace for our employees, contractors and the communities in which we do business. We have developed environmental, health and safety policies for our business, and internal processes focused on minimizing and properly managing any hazardous materials used in our facilities and products. At our manufacturing and assembly and test site in Broomfield, Colorado we have obtained an ISO 14001:2004 Environmental Management System certification, which requires that a broad range of environmental processes and policies be implemented to minimize environmental impact and maintain compliance with environmental regulations.

The manufacture, assembly and testing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. As we continue to use advanced process technologies, the materials, technologies and products themselves become increasingly complex. Our evaluations of new materials for use in research and development, manufacturing, and assembly and test take into account environmental, health and safety considerations. Many new materials being evaluated for use may be subject to existing or future laws and regulations. Failure to comply with any of the applicable laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, and legal liability. Our failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to future liabilities. Existing or future laws and regulations could require us to procure pollution abatement or remediation equipment, modify product designs, or incur other expenses associated with the laws and regulations. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a material adverse effect on our operations. Compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into our manufacturing and assembly and test processes. To our knowledge, compliance with these laws and regulations has had no material effect upon our operations.

Company History

The Company was incorporated in California and began operations in 1985 as Matrix Microassembly Corporation. In 1987, the Company sold its first products and began to generate revenues. The Company began doing business as Stanford Microdevices, Inc. in 1992. In November 1997, the Company reincorporated in Delaware and changed its legal name to Stanford Microdevices, Inc. We changed our legal name to Sirenza Microdevices, Inc. in September 2001.

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

We have a history of significant operating losses. If we are unable to increase our gross profit sufficiently to offset our operating expenses, we will not maintain our profitability, and our history of operating losses will continue.

Although our income from operations approximated $186,000 for 2004, we incurred significant losses from operations in each of the preceding two fiscal years. Losses from operations approximated $6.7 million in 2003 and $11.4 million in 2002. As of December 31, 2004, our accumulated deficit was approximately $89.1 million. It is possible that we will not generate a sufficient level of gross profit to maintain or increase our profitability.

Our gross profit depends on a number of factors, some of which are not within our control, including:

•	changes in our product mix and in the markets in which our products are sold, and particularly in the relative mix of IC and MCM products sold;

•	changes in the relative percentage of products sold through distributors as compared to direct sales; and

•	the cost of raw materials used in producing our products.

As a result of these factors, we may be unable to maintain or increase our gross profit in future periods. If we are unable to increase our gross profit sufficiently to offset our operating expenses, we will not maintain our profitability, and our history of operating losses will continue.

Even if we do achieve significant gross profit from our product sales, our operating expenses may increase over the next several quarters, as we may, among other things:

•	expand our selling and marketing activities;

•	experience increases in general and administrative expense related to corporate governance and accounting rule pronouncements; and

•	increase our research and development activities for both existing and new products and technologies.

As a result, we may need to significantly increase our gross profit to the extent we experience an increase in operating expenses. We may be unable to do so, and therefore, we cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis, if at all.

Our operating results will fluctuate and we may not meet quarterly financial expectations, which could cause our stock price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. Factors that could cause our operating results to fluctuate include:

•	general economic growth or decline;

•	telecommunications and A&D industry conditions, generally and demand for products containing RF components specifically;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	the timing and success of new product and technology introductions by us or our competitors;

•	our ability to introduce and deliver new products on a timely basis;

•	market acceptance of our products;

•	availability of raw materials, semiconductor wafers and manufacturing capacity;

•	increase in the costs or discontinuance of products obtained from suppliers;

•	changes in customer purchasing cycles and component inventory levels;

•	fluctuations in manufacturing output, yields, quality control or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	amounts and timing of investments in R&D;

•	costs associated with acquisitions and the integration of acquired companies;

•	factors affecting our reported income taxes and income tax rate;

•	the effects of changes in accounting standards, including rules regarding recognition of expense for employee stock options; and

•	the effects of war, acts of terrorism or global threats, such as disruption in general economic activity, and the effects on the economy and our business due to increasing oil prices.

The occurrence of these and other factors could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline. For example, in the fourth quarter of 2004, our financial results were below investment community expectations, and our stock price subsequently declined.

Our gross margin will fluctuate from period to period.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to our large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these larger equipment OEMs and other global OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a negative impact on our gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a negative effect on our gross margin. Other factors that could cause our gross margin to fluctuate include the features of the products we sell, the markets into which we sell our products, the level of integration of our products, the efficiency and effectiveness of our manufacturing operations, provisions for excess inventories and sales of previously written-down inventories. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

Our growth depends on the growth of the wireless and wireline communications infrastructure market. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our growth will depend on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, we may be unable to expand our business. In the past, there have been reductions throughout the worldwide telecommunications industry in component inventory levels and equipment production volumes, and delays in the build-out of new wireless and wireline infrastructure. These events have had an adverse effect on our operations and caused us, in the past, to lower our previously announced expectations for our financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products and could have a material adverse effect on our business, financial condition and results of operations. A substantial portion of our net revenues are currently derived from sales of components for wireless infrastructure applications. As a result, downturns in the wireless communications market, such as the significant downturn that began in 2001, could have a material adverse effect on our business, financial condition and results of operations.

We depend on a relatively small number of customers, many of which are concentrated in the wireless communications market, for a significant portion of our net revenues. The loss of sales to any of these customers, or a downturn in that market, could adversely affect our net revenues.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, for 2004, sales to Solectron, a contract manufacturer for several of our large wireless infrastructure OEM customers, primarily Motorola, represented 17% of net revenues; sales through Acal, one of our distributors and resellers, represented 14% of net revenues; sales through Avnet, another of our distributors and resellers, represented 13% of net revenues, and sales through Planet Technology, our reseller in China, represented 11% of net revenues. In addition, wireless infrastructure OEMs, such as Ericsson, Motorola and Nokia, account for a significant amount of our net revenues, either directly or through sales to their contract manufacturers such as

Solectron. For example, for 2004, Ericsson, Motorola and Nokia each accounted for, directly or indirectly, more than 10% of our net revenues. While we do enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. The loss of any one of these customers could limit our ability to sustain and grow our net revenues.

Sales to our large OEM customers have been affected by a pattern of product price decline, which can harm our business.

The market for our wireless communications products is characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, is subject to decreases in selling prices. We are unable to predict future prices for our products, but we expect that prices for products that we sell to our large wireless infrastructure OEM customers, who we expect to continue to account for a majority of our net revenues for the foreseeable future, will continue to be subject to significant downward pressure. Wireless infrastructure OEMs continue to require components from their suppliers, including us, to deliver improved performance at lower prices. Accordingly, our ability to maintain or increase net revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products with higher prices into both the wireless infrastructure and other markets. We are also devoting significant effort into developing new sales channels and customer bases in which price competition will not be as significant as it is in selling to large wireless infrastructure OEMs. There can be no assurance that we will be able to develop significant new customers outside the wireless infrastructure market, increase unit sales volumes of existing products, or develop, introduce and/or sell new products.

The declining selling prices we have experienced in the past and the pricing pressure we continue to face in the wireless infrastructure market have also negatively affected and may in the future negatively affect our gross margins. To maintain or increase our gross margins, we must continue to meet our customers’ design and performance needs while reducing our costs through efficient raw material procurement and process and product improvements. There can be no assurance that even if we were able to increase unit sales volumes and reduce our costs per unit, that we would be able to maintain or increase net revenues or profits.

If we fail to introduce new products in a timely and cost-effective manner, our ability to sustain and increase our net revenues could suffer.

The markets for our products are characterized by new product introductions, evolving industry standards and changes in manufacturing technologies. Because of this, our future success will in large part depend on our ability to:

•	continue to introduce new products in a timely fashion;

•	gain market acceptance of our products;

•	improve our existing products to meet customer requirements;

•	adapt our products to support established and emerging industry standards;

•	adapt our products to support evolving wireless equipment architectures; and

•	access new process and product technologies.

We estimate that the development cycles of some of our products from concept to production could last more than 12 months. We have in the past experienced delays in the release of new products. We may not be able to introduce new products in a timely and cost-effective manner, which would impair our ability to sustain and increase our net revenues.

Product quality, performance and reliability problems could disrupt our business and harm our financial condition and results of operations.

Our customers demand that our products meet stringent quality, reliability and performance standards. RF components such as those we produce may contain undetected defects or flaws when first introduced or after commencement of commercial shipments. In addition, some of our products are manufactured using process technologies that are relatively new and for which long-term field performance data are not available. As a result, defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability, despite testing by us, our suppliers or our customers. If these failures or defects occur or become significant, we could experience:

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

In 2004, we experienced a significant increase in the overall demand for our products as compared to the prior year. If we are unable to effectively manage any future growth, our operations may be impacted and we may experience delays in delivering products to our customers. Any such delays could affect our customers’ ability to deliver products in accordance with their planned manufacturing schedules, which could adversely affect our customer relationships. We may also be required to build additional component inventory in order to offset expected future component shortages. If we do not manage any future growth properly, our business, financial condition and results of operations could be materially adversely affected.

We may encounter difficulties managing our business if there is a decreased demand for our products in future periods.

The world economy in general and the telecommunications industry in particular experienced a significant slowdown that began in 2001. Economic downturns may cause us to experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. Significantly lower sales would likely lead to further provisions for excess inventories and further actions to restructure our operations. These actions could include, but would not be limited to, further abandonment or obsolescence of equipment, impairment of assets, consolidation of facilities and a workforce reduction. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We expect to make future acquisitions, which involve numerous risks.

We have in the past and will continue to evaluate potential acquisitions of, and investments in, complementary businesses, technologies, services or products, and expect to pursue such acquisitions and investments if appropriate opportunities arise. However, we may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms, or at all. In the event we pursue acquisitions, we will face numerous risks including:

•	difficulties in integrating the personnel, operations, technology or products and service offerings of the acquired company;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets where competitors in such markets have stronger market positions;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	the loss of any key personnel of the acquired company;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	insufficient net revenues to offset increased expenses associated with acquisitions; and

•	additional expense associated with amortization or depreciation of acquired tangible and intangible assets.

Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits or synergies of the transaction. Past transactions have resulted, and future transactions may result, in significant costs and expenses and charges to earnings. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may also result in significant in-process research and development charges, which will negatively affect our consolidated results of operations in the period in which an acquisition is consummated. In addition, any completed, pending or future transactions may result in unanticipated expenses or liabilities associated with the acquired assets or businesses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The incurrence of indebtedness could be detrimental to our results of operations, and the issuance of equity securities could be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price.

Our efforts to diversify our product portfolio and expand into new markets have attendant execution risk.

While historically we have derived most of our net revenues from the sale of products to the mobile wireless infrastructure market, one of our corporate strategies involves leveraging our core strengths in high-performance RF component design, modular design process technology and wireless systems application knowledge to expand into new markets which have similar product performance requirements, such as the broadband wireless access, VoIP, cable, satellite radio and RFID markets. We do not have a long history in many of these markets or to consumer-oriented markets generally, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. It is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may cause a significant delay in our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on six third-party wafer fabs to manufacture our semiconductor wafers. These fabs include Northrop Grumman (formerly TRW) and RF Micro Devices (RFMD) for aluminum gallium arsenide (AlGaAs), Atmel for silicon germanium, (SiGe), TriQuint Semiconductors for our discrete devices, GCS for our indium gallium phosphide heterojunction bipolar (InGaP HBT) devices, and an Asian foundry that supplies us with laterally diffused metal on oxide (LDMOS) devices. In 2004, a significant majority of our semiconductors in terms of both volume and revenue were provided by Northrop Grumman, RFMD and Atmel.

The loss of one of our third-party wafer fabs, or any reduction of capacity, manufacturing disruption, or delay or reduction in wafer supply, would negatively impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which could significantly harm our business and operating results.

Our contracts with these foundries, with the exception of that with TriQuint, feature “life-time buy” (LTB) arrangements. An LTB arrangement typically provides that, if the vendor decides to obsolete or materially change the process by which our products are made, we will be given prior notice and opportunity to make a last purchase of wafers in volume. While the goal of the LTB arrangement is to allow us a sufficient supply of wafers in such instances to either meet our future needs or give us time to transition our products to, and qualify, another supply source, there can be no assurance that the volume of wafers provided for under any LTB arrangement will adequately meet our future requirements.

In December 2004, NG notified us that, as of December 2005, they were discontinuing the operation of the fabrication line on which our products are made. We believe that through a combination of our current inventory, our LTB arrangement with NG, transitioning our customers to products using SiGe, and potential access to a similar fabrication plant at RFMD, we will have a sufficient AlGaAs wafer supply to meet our currently anticipated customer needs. However, there can be no assurance that sufficient supplies of such wafers will become available to the Company. In addition, any transfer of our designs to the RFMD production process could be hampered by delays that can arise whenever we are required to qualify a new supplier or begin using a new process.

Upon the discontinuation of the NG AlGaAs process in 2005, Atmel, GCS, RFMD, TriQuint, and our Asian foundry will each be our sole source for parts in the particular fabrication technology manufactured at their facility. GCS is a private company with a limited operating history.

Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, it would be difficult to find an alternative source of supply. Even if we were able to find an alternative source, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, which could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. To the extent our third-party wafer fabs suffer failures or defects, we could experience lost net revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the past, we have experienced delays in product shipments, quality issues and poor manufacturing yields from our third-party wafer fabs, which in turn delayed product shipments to our customers and resulted in higher costs of production and lower gross margins. We may in the future experience similar delays or other problems, such as inadequate wafer supply.

Our customers’ reliance on contract manufacturers to build their products makes it more difficult for us to forecast future demand.

Our OEM customers are increasingly outsourcing the manufacturing of their equipment to CMs. As a result, we sell directly to both OEMs and CMs. While our OEM customers currently make the sourcing decision for our sales to CMs, the existence of an additional layer in the supply chain between us and the end OEM customer can make it more difficult for us to accurately forecast demand. In addition, the ability of CMs to manufacture and test high performance RF components tends to be more limited than that of the OEMs. These factors can be disruptive to the normal flow of our business and reduce our operating efficiency. Either of these factors could result in lower than expected net revenues, as well as a decline in our stock price.

Our reliance on subcontractors to package our products could cause a delay in our ability to fulfill orders or could increase our cost of revenues.

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the IC into its final protective plastic or ceramic casing. We provide the wafers containing the ICs to third-party packagers. Although we currently work with five packagers, substantially all of our Amplifier division net revenues in 2002 through 2004 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Circuit Electronic Industries Public Co., Ltd. (CEI), or Unisem, would significantly damage our business. In addition, increased packaging costs would adversely affect our gross margins and profitability.

The fragile nature of the semiconductor wafers that we use in our components requires sophisticated packaging techniques and can result in low packaging yields. If our packaging subcontractors fail to achieve and maintain acceptable production yields in the future, we could experience increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost net revenues, any of which could have a material adverse effect on our business, financial condition and results of operations.

We currently outsource the manufacture and test of some of our products and may increasingly adopt this practice in the future. We may not be able to outsource these functions on favorable terms, or at all.

We currently outsource a portion of our product manufacturing and testing function, and may increasingly do so where economically viable for both the vendor and us. However, we may be unable to successfully outsource this function in the near term, or at all. The selection and ultimate qualification of subcontractors to manufacture and test our products could be costly and increase our cost of revenues. In addition, we also do not know if we will be able to negotiate long-term contracts with subcontractors to manufacture and test our products at acceptable prices or volumes. Because our components require sophisticated testing techniques, we may also be unable to obtain sufficiently high quality or timely manufacture and testing of our products. If a potential subcontractor to manufacture and test RF components is not successful in adopting such techniques, we could experience increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost net revenues, any of which could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our products are sold to international customers, which exposes us to numerous risks.

A significant portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Germany, Sweden, and Finland. International sales approximated 76% of our net revenues for 2004. Demand for our products in foreign markets could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

Independent third parties in other countries, primarily in Thailand, Malaysia, South Korea and the Philippines, package substantially all of our semiconductor products. In addition, we obtain some of our semiconductor wafers from one supplier located in Germany. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. These risks include:

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

The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. For example, we rely on limited sources for certain packaging materials. If we, or our packaging subcontractors, are unable to obtain these or other materials in the required quantity and quality, we could experience delays or reductions in product shipments, which would materially and adversely affect our profitability. Although we have not experienced any significant difficulty to date in obtaining these materials, shortages may arise in the future. If key components or materials are unavailable, our net revenues could decline.

We face several risks associated with our Aerospace and Defense business unit.

In 2003 we announced the creation of our A&D business unit that targets customers in the military, defense, avionics, space and homeland security market segments. While we have increased sales for this business unit in 2004 in comparison to 2003, we can make no assurance that we will be able to successfully serve the needs of potential customers in these markets or realize any significant net revenues from this business in the future. Through our participation in this market, we may make sales to companies doing business with the U.S. government as prime contractors or subcontractors. Although unlikely, we may also do business directly with the U.S. government. In addition to normal business risks, we face several unique risks, largely beyond our control, associated with doing business, directly or indirectly, with the U.S. government, including:

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

The termination of funding for a government program for which we serve as a supplier would result in a loss of anticipated future net revenues attributable to that program. Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements, including necessary security clearances. These requirements, although customary in government contracts, increase our performance and compliance costs and could result in delays in fulfilling customer orders or our inability to meet customer demand for products. Government contract performance and compliance costs might increase in the future, which could reduce our gross margins and have a material adverse effect on our business, financial condition and results of operations.

We depend on Avnet, Acal, Planet Technology (H.K.) Ltd. and other distributors and resellers of our products for a significant portion of our sales. The loss of such a distributor or reseller, or the failure to develop new and viable distribution relationships, may adversely affect our revenues.

Although sales through distribution have significantly decreased since 2003, two distributors who also serve as resellers for our products, Acal and Avnet, accounted for a substantial portion of our net revenues in recent periods. Sales through Acal, including sales to Acal as a reseller, represented 14% of net revenues for 2004. Sales to Avnet, including sales to Avnet as a reseller, represented 13% of net revenues for 2004. Acal and Avnet distribute our products to a large number of end customers. In addition, sales to Planet Technology (H.K.) Ltd., a reseller in China, exceeded 10% of our total revenues in 2004. We anticipate that sales through Acal, Avnet and Planet Technology will continue to account for a substantial portion of our net revenues in the near term. The loss of any of these distribution or reseller relationships or our failure to develop new and viable distribution or reseller relationships could materially harm our ability to sustain and grow our net revenues. Moreover, any transition involving our distribution or reseller partners could also have a negative impact on our operating results.

Intense competition in our industry could prevent us from increasing net revenues and sustaining profitability.

The RF component industry is intensely competitive in each of the markets we serve and is characterized by the following:

•	rapid technological change;

•	rapid product obsolescence;

•	limited number of wafer fabs for particular process technologies;

•	price erosion; and

•	unforeseen manufacturing yield problems.

With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, M/A-COM, NEC and WJ Communications. For our products gained through the acquisition of ISG, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. We also compete with communications equipment manufacturers, some of whom are our customers, who design RF components internally such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks. We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market, and we may see future competition from companies that may offer new or emerging technologies. In addition, future competition may come from component suppliers based in countries with lower production costs that could translate into pricing pressures; companies that provide a more comprehensive active and passive RF component portfolio that would provide our customers with an attractive supply alternative; and IC manufacturers as they add additional functionality at the chip level to compete with our products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

If communications equipment OEMs increase their internal production of RF components, our net revenues would decrease and our business would be harmed.

Currently, communications equipment OEMs obtain their RF components by either developing them internally or by buying RF components from third-party suppliers. We have historically generated a majority of our net revenues through sales of components to these OEMs through our distributors and direct sales force. If communications equipment manufacturers increase their internal production of RF components and reduce purchases of RF components from third parties, our net revenues could decrease and our business, financial condition and results of operations could be materially adversely affected.

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

During periods of industry downturn, such as we have experienced in the past, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is not in a downturn. We therefore experienced lower levels of backlog during the last downturn, making it more difficult for us to forecast production levels, capacity and net revenues. We are currently in a period where it is difficult to predict future growth in the markets we serve, making it more difficult to estimate requirements for production capacity. If we are unable to plan inventory and production levels effectively, our business, financial condition and results of operations could be materially adversely affected.

From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. Accordingly, our business, financial condition and results of operations could be materially, adversely affected.

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

In the first quarter of 2002, we invested $7.5 million in GCS, a privately held semiconductor foundry. We regularly evaluate our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ current annual business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. If we determine that an other-than-temporary decline in value has occurred, we will write-down our investment in GCS to its estimated fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarter of 2004 and 2002, we wrote down the value of our investment in GCS by approximately $1.5 million and $2.9 million, respectively, after determining that GCS had experienced an other-than-temporary decline in value. For a further description of our 2004 write-down of the value of our investment in GCS, see our related disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below.

The ultimate realization of our investment in GCS will be dependent on the occurrence of a liquidity event for GCS, and/or our ability to sell our GCS shares, for which there is no public market. The likelihood of any of these events occurring will depend on, among other things, market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets’ receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if we are able to sell these shares, the sale price may be less than the price we paid, which could materially and adversely affect our results of operations.

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

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our business, financial position and results of operations.

We are defendants in litigation matters that are described under the heading “Legal Proceedings” in this Annual Report on Form 10-K. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse effect on our business, financial condition and results of operations.

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

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly impacted. For example, in 2001 and 2002 the installation of 2.5G and 3G equipment occurred at a much slower rate than was initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. If further delays in adoption of industry standards were to occur, it could result in lower sales of our products.

Recent changes in environmental laws and regulations applicable to manufacturers of electrical and electronic equipment have required us to redesign some of our products, and may increase our costs and expose us to liability.

The implementation of new technological or legal requirements, such as recycling requirements and lead-free initiatives, has impacted our products and solutions and manufacturing processes, and could affect the timing of product introductions, the cost of our production or products as well as their commercial success. For example, a recent directive in the European Union bans the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, some of our customers selling products in Europe have begun demanding products from component manufacturers that do not contain these banned substances and have indicated that they will not design in non-compliant components beginning in 2005. Because most of our existing IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we must redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand. Although we began this process in the first quarter of 2004 and have released several compliant products to date, we have numerous products that remain noncompliant. In addition, our industry has no long-term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials.

Accordingly, the products we produce to comply with the new regulatory standards may not perform as well as our current products. Further, for our MCM products we rely on third party suppliers, over which we have little or no control, to provide certain of the components needed for our products to meet applicable standards. In addition, this redesign is resulting in increased research and development and manufacturing and quality control costs. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

Item 2. Properties

Sirenza’s headquarters are located in Broomfield, Colorado where we lease an aggregate of approximately 75,000 square feet in two buildings. These buildings house our executive and administration offices and research and development, sales and marketing, information technology, warehousing, and manufacturing, assembly and test functions. The lease for these buildings expires in June 2013, although we have an option to terminate the lease early in June 2008. We also maintain four design centers housing general and administrative and research and development functions in California, Arizona and Texas. These design centers encompass (i) approximately 10,000 square feet of office space located in Sunnyvale, California pursuant to a lease that expires in March 2007; (ii) approximately 21,000 square feet of office space in Richardson, Texas (of which we only utilize approximately 50%) pursuant to a lease that expires in July 2006; (iii) approximately 22,000 square feet of office space in Tempe, Arizona (of which we only utilize approximately 14,000 square feet) pursuant to a lease that expires in December 2005; and (iv) approximately 4,200 square feet of office space in Torrance, California pursuant to a lease that expires in November 2007. Sirenza also leases small sales and marketing offices in Illinois, China and the United Kingdom. Each of our facilities is used to some degree by both our Amplifier division and our Signal Source division.

As a result of the acquisition of ISG, Sirenza also assumed ISG’s lease obligations through May 2005 for approximately 24,000 square feet of office space in Milpitas, California. Sirenza is not utilizing any of the office space in Milpitas, California. As a result of the acquisition of Xemod, Sirenza also assumed Xemod’s lease obligations through February 2005 for approximately 5,000 square feet of office space in Santa Clara, California, which it is not currently utilizing. The office space in Santa Clara, California and Richardson, Texas that is not being utilized by Sirenza has been partially subleased to third parties, but Sirenza remains liable to the landlord for the difference in the monthly rental amount through the lease term and continues to be bound by the existing leases in their entirety. Sirenza is also seeking to sublease unused space in its headquarters and Tempe, Arizona office.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

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

On August 11, 2003, OneSource Financial Corp. filed a complaint against us and John and Susan Ocampo in the District Court for Travis County, Texas. Sirenza was served with the complaint on September 15, 2003 and filed its answer on October 16, 2003. The complaint alleges breach of contract by Sirenza and breach of guaranty by John and Susan Ocampo with respect to an equipment lease entered into in 1999. OneSource alleges that the terms of the lease provided for an automatic renewal of the lease upon expiration of the original term in April 2003 and seeks additional monthly rental payments on the equipment in addition to a fair market value buyout of the equipment, accrued interest, liquidated damages and attorneys’ fees. Sirenza believes OneSource’s claims for breach of contract to be without merit and we intend to defend the case vigorously. However, if we ultimately lose or settle the case, we may be liable for the amounts claimed by OneSource and other costs of litigation. Even if we are entirely successful in the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Sirenza Microdevices Common Stock

Our common stock has been quoted on The Nasdaq National Market under the symbol “SMDI” since May 25, 2000. The following tables set forth, for the periods indicated, the range of high and low closing prices per share of the common stock as reported on The Nasdaq National Market:

	2004
	High	Low
First quarter	$7.42	$4.08
Second quarter	$5.40	$3.73
Third quarter	$4.91	$3.87
Fourth quarter	$6.62	$4.40

	2003
	High	Low
First quarter	$2.05	$1.10
Second quarter	$2.34	$1.37
Third quarter	$5.12	$1.98
Fourth quarter	$5.95	$3.62

Holders of Record

As of January 31, 2005, there were approximately 1,495 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information regarding the Company’s equity compensation plans as of the end of 2004.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	5,571,569	$2.61	454,620	(1)
Equity Compensation Plans Not Approved By Security Holders	None	Not applicable	None

Total	5,571,569		454,620	(1)

(1)	Consists of 440,174 shares available for future issuance under the Amended and Restated 1998 Stock Plan, and 14,446 shares available for future issuance under the 2000 Employee Stock Purchase Plan as of the end of the last year. The number of shares available for future issuance under the Amended and Restated 1998 Plan is increased on January 1 of each year by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3% of our outstanding shares as of such date, or (iii) such lesser amount as is determined by the Board of Directors. The number of shares available for future issuance under the 2000 Plan is increased on January 1 of each year by a number of shares equal to the lesser of (i) 350,000 shares, (ii) 1% of our outstanding shares as of such date, or (iii) such lesser amount as is determined by the Board of Directors. As a result of these provisions, the number of shares available for future issuance under the Amended and Restated 1998 Plan was increased by 1,062,013 shares in 2005, and the number of shares available for future issuance under the 2000 Plan was increased by 350,000 shares in 2005.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of December 31, 2004, approximately $47.9 million of the net proceeds have been used to fund our operating activities, purchase property and equipment, make capital lease payments and fund our investing activities, in particular our acquisitions of ISG, Vari-L and Xemod and our investment in GCS. The remaining $1.9 million of net proceeds have been invested in interest bearing cash equivalents and investments.

Repurchase of Equity Securities

We did not make any repurchases of our equity securities in the fourth quarter of 2004.

Item 6. Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product revenues	$61,256	$38,510	$20,710	$19,821	$34,427
Contract manufacturing revenues	—	—	—	—	222

Total net revenues	61,256	38,510	20,710	19,821	34,649
Cost of revenues:
Cost of product revenues	31,375	21,246	8,749	17,440	14,651
Amortization of deferred stock compensation	—	90	138	140	153

Total cost of revenues	31,375	21,336	8,887	17,580	14,804

Gross profit	29,881	17,174	11,823	2,241	19,845
Operating expenses:
Research and development (1)	8,963	8,611	6,960	8,752	7,964
Sales and marketing (2)	7,779	6,365	5,043	5,828	5,940
General and administrative (3)	7,795	6,696	4,914	4,435	4,744
Amortization of deferred stock compensation	3	541	877	1,258	1,164
In-process research and development (4)	2,180	—	2,200	—	—
Amortization of acquisition-related intangible assets (4)	1,538	1,213	48	—	—
Restructuring and special charges (4)	(98)	434	279	2,670	(282)
Impairment of investment in GCS (4)	1,535	—	2,900	—	—

Total operating expenses	29,695	23,860	23,221	22,943	19,530
Income (loss) from operations	186	(6,686)	(11,398)	(20,702)	315
Interest and other income (expense), net	229	383	893	3,452	2,353
Provision for (benefit from) income taxes	135	(125)	59	2,336	800

Net income (loss)	280	(6,178)	(10,564)	(19,586)	1,868

Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(25,924)

Net income (loss) applicable to common stockholders	$280	$(6,178)	$(10,564)	$(19,586)	$(24,056)

Basic net income (loss) per share applicable to common stockholders	$0.01	$(0.19)	$(0.35)	$(0.67)	$(1.09)

Diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.19)	$(0.35)	$(0.67)	$(1.09)

Shares used to compute basic net income (loss) per share applicable to common stockholders	34,593	32,383	29,856	29,133	22,032
Shares used to compute diluted net income (loss) per share applicable to common stockholders	37,448	32,383	29,856	29,133	22,032

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,440	$7,468	$12,874	$15,208	$37,683
Working capital	21,980	20,007	21,923	36,811	52,972
Total assets	55,894	54,132	53,964	64,043	82,306
Long term obligations, less current portion	18	56	143	401	1,010
Mandatorily redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity	47,278	45,173	44,977	54,013	68,624

(1)	Exclusive of amortization of deferred stock compensation of $2, $64, $196, $257 and $290 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(2)	Exclusive of amortization of deferred stock compensation of $1, $173, $262, $279 and $301 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(3)	Exclusive of amortization of deferred stock compensation of $0, $304, $419, $722 and $573 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(4)	See Sirenza Notes to Consolidated Financial Statements.

Quarterly Results of Operations

The following table presents a summary of our consolidated results of operations for our eight most recent quarters ended December 31, 2004. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. This information includes all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Results of operations for any quarter are not necessarily indicative of results for any future period.

Prior to 2004, Sirenza operated on thirteen-week fiscal quarters ending on the Sunday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ended on December 31. Effective January 1, 2004, Sirenza changed its reporting period such that each quarter now ends on the last day of the calendar quarter. The adoption of this change did not have a material impact on Sirenza’s financial position or results of operations. For presentation purposes, the accompanying 2003 interim financial statements refer to the quarter’s calendar month end for convenience.

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(In thousands, except per share data)
Net revenues	$15,065	$16,737	$15,653	$13,801
Gross profit (2)	7,297	8,518	7,656	6,410
Amortization of deferred stock compensation	—	—	—	3
In-process research and development (1)	2,180	—	—	—
Amortization of acquisition-related intangible assets (1)	373	354	380	431
Impairment of investment in GCS (1)	1,535	—	—	—
Restructuring charges (1)	—	(98)	—	—
Income (loss) from operations	(2,730)	1,838	943	135
Net income (loss)	(2,641)	1,823	936	162
Basic net income (loss) per share	$(0.08)	$0.05	$0.03	$0.00
Diluted net income (loss) per share	$(0.08)	$0.05	$0.03	$0.00
Shares used to compute basic net income (loss) per share	35,032	34,696	34,446	34,197
Shares used to compute diluted net income (loss) per share	35,032	37,384	37,136	37,290

	Three Months Ended
	December 31, 2003 (3)	September 30, 2003 (3)	June 30, 2003 (3)	March 31, 2003
	(In thousands, except per share data)
Net revenues	$13,295	$10,358	$9,058	$5,799
Gross profit (2)	5,346	4,608	4,202	3,018
Amortization of deferred stock compensation	127	127	123	164
Amortization of acquisition related intangible assets (1)	431	431	303	48
Restructuring charges (1)	—	—	434	—
Loss from operations	(1,398)	(1,557)	(2,336)	(1,395)
Net loss	(1,237)	(1,476)	(2,181)	(1,284)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.07)	$(0.04)
Shares used to compute basic and diluted net loss per share	33,866	33,541	32,119	30,008

(1)	See Notes to Consolidated Financial Statements.
(2)

In the first, second, third and fourth quarters of 2004, we sold inventory products that had been previously written-down of approximately $273,000, $192,000, $155,000 and $102,000, respectively. In the first, second, third and fourth quarters of 2003, we sold inventory products that had been previously written-down of approximately $439,000, $394,000, $340,000 and $235,000, respectively. As the cost basis for previously written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale is lower, which results in a higher gross margin on that sale. The amounts of previously written-down inventory products that were sold in the first, second, third and fourth quarters of 2004 and 2003 related to a large number of our products within many of our product families. We recorded provisions for excess inventories for these products as a result of a rapidly declining demand for these products due to customer program cancellations. Subsequently, we began receiving new orders for these products, which were not anticipated at the time we made the decision to record provisions for excess inventories. We expect to sell previously written-down inventory products in future periods. See the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

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

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the direction in which our business and products are moving, followed by an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting policies and estimates that we believe require the most significant judgments to be made in the preparation of our consolidated financial statements. In the next section we discuss the results of our operations for 2004 compared to 2003 and for 2003 compared to 2002. We then provide an analysis of our cash flows, including the impact on cash of important balance sheet changes, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations.” We conclude this MD&A with our “Business Outlook” section, discussing our outlook for 2005.

Company Overview

We are a leading designer and an ISO 9001:2000 and ISO 14001:2004 certified supplier of high performance RF components for the commercial communications and A&D equipment markets. Our products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. Our commercial communications applications include components for mobile wireless infrastructure applications, wireless LANs, fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks, cable television set-top boxes, RFID readers and wireless video transmitters. As a result of our acquisition of ISG in December 2004, we have expanded our products and end markets to include antennae and receivers for satellite radio, as well as tuner ICs and transceivers for HDTV set-top boxes. Sales of components for the A&D end markets include components for government, military, avionics, space and homeland security systems.

We believe a fundamental value we provide to our commercial and A&D customers is derived from our focus on the needs of infrastructure applications, our wide array of highly engineered products in multiple technologies, and our commitment to support our customers worldwide with sales and application engineering support.

We offer a broad line of products that range in complexity from discrete components to ICs and MCMs. Our discrete, IC and MCM products employ a broad array of semiconductor process technologies, which we believe allows us to optimize our products for our customers’ applications.

A significant downturn affected our end markets beginning in 2001. Although our net revenues were significantly impacted by this downturn in 2001, our net revenues have increased in each of 2004, 2003 and 2002, driven by new product introductions, increased market share and the addition of complementary products through our strategic acquisitions of other companies and assets.

We have made three acquisitions since 2002. On December 16, 2004, we acquired ISG, a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enables us to address new end markets, including HDTV and satellite radio, and broadens our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. We have had limited sales of these products to date.

On May 5, 2003, we acquired substantially all of the assets and assumed specified liabilities of Vari-L Company, Inc., a designer and manufacturer of VCOs, PLLs and other MCM products for the mobile wireless infrastructure market, as well as certain components for the A&D market. This acquisition strengthened our product portfolio by adding RF signal source components while strengthening our presence in the A&D markets. The acquisition of Vari-L added a significant amount of net revenues to Sirenza subsequent to the date of the transaction. We intend to constitute A&D as a separate division and report it as a separate business segment beginning in 2005.

On September 11, 2002, we acquired Xemod Incorporated, a designer and fabless manufacturer of RF power amplifier modules and components based on patented LDMOS technology. The acquisition strengthened our product portfolio of RF components by adding high power amplifier module products. We have not had significant sales of these products to date.

After the acquisition of Vari-L, we relocated our corporate headquarters and consolidated our manufacturing facilities in Broomfield, Colorado, which allowed us to achieve significant operational cost synergies, primarily in operations, general and administrative and, to a more limited degree, in sales and marketing. The achievement of these operational cost synergies in combination with a significant increase in our net revenues subsequent to the Vari-L transaction was the primary factor that caused a decrease in the ratio of our operating expenses (i.e., research and development, sales and marketing and general and administrative) to our net revenues from 56% in 2003 to approximately 40% in 2004. If we had not achieved these cost synergies, our cost of revenues, general and administrative and sales and marketing expenses would have been higher, both in terms of dollars and as a percentage of net revenues for 2004.

Historically we have utilized a divisional organization structure focused on either specific end markets and/or product types. We currently operate in two, product focused divisions, or business segments: our Amplifier division and our Signal Source division. The two divisions are generally focused on similar end markets and customers and are managed separately in order to better manage the research and development and marketing efforts for particular products. The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier (LNA) and power amplifier IC products, transceiver IC products and an MCM product line including power amplifier modules. The Signal Source division’s primary product lines are MCMs used in wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, CROs, passive and active mixers, an IC-based modulator and demodulator product line and a line of signal couplers. The majority of our current A&D sales is credited to the Signal Source division and consists of sales of government and military specified versions of our VCOs and various passive components.

For a further description of our divisional organizational structure, see our disclosure under Note 17: “Segments of an Enterprise and Related Information” in our Notes to Consolidated Financial Statements set forth below.

Revenue Overview

We present our revenue results as “net revenues.” Net revenues are defined as our revenues less sales discounts, rebates, returns and other pricing adjustments. Historically, these revenue-related adjustments have not represented a significant percentage of our revenues.

We sell our products worldwide through a direct sales channel and a distribution sales channel. We recognize revenues on sales to our distributors under agreements providing for rights of return and pricing discount programs, at the time our products are sold by the distributors to third party customers. Our distribution channel, which accounted for 13% of total net revenues for 2004, consists of those sales made by our four distribution channel partners (Avnet, Acal, Nu Horizons, and RFMW) under such agreements that provide for rights of return and pricing discounts.

Sales to Avnet and Acal as resellers, and to other resellers of our products, are not contracted under agreements that provide for rights of return and pricing discounts. We recognize revenue from sales to these resellers of our products, and from sales to all other non-distribution customers, at the time product has shipped, title has transferred and no obligations remain. Our direct sales channel, which accounted for 87% of total net revenues for 2004, consists of those sales made to all non-distributor customers and resellers of our products, including sales to Avnet and Acal as resellers.

For further detail on our revenue recognition, please see Note 1: “Organization and Summary of Significant Accounting Policies” in our Notes to Consolidated Financial Statements set forth below.

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until a customer accepts the products.

Historically, a significant percentage of our net revenues has been derived from a limited number of customers, including our distributors. From 2002 to 2004, our customer base shifted significantly as a result of our focus on strengthening our direct sales channel. Our sales and marketing efforts contributed to a majority of our 2003 and 2004 net revenues being derived from a specific set of large wireless infrastructure OEMs including Andrew, Ericsson, Lucent and their contract manufacturers. This trend was strengthened in 2003 by the acquisition of Vari-L whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola. We believe that these and other global OEMs and their CMs will continue to account for a majority of our net revenues for the foreseeable future.

We have grown our net revenues through the introduction of new products, increasing our market share and adding complementary products through strategic acquisitions. Our strategy is to continue to grow our net revenues by the same means.

In addition to these strategies, we continue to focus on growing sales to customers in other wireless, wireline and A&D end-markets, through both our direct and distribution channels.

Our sales have also shifted in their geographic location. From 2001 through 2003 we broadened our geographic reach so that as we exited 2003, our net revenues were evenly split between Asia, North America and Europe. Sales into Asia increased during 2004 as a result of OEMs increasingly outsourcing their manufacturing to contract manufacturers, primarily in China. As a result of the increase in shipments to our OEMs’ contract manufacturers, we anticipate that a higher percentage of our sales will be in the Asia region.

Since 2001, we have had essentially the same group of competitors. With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in communications infrastructure equipment, such as Agilent, M/A-COM, NEC and WJ Communications. For our products gained through the acquisition of ISG, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. We also compete with communications equipment manufacturers, some of whom are our customers, that design RF components internally, such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks.

Since 2002, our OEM customers have been increasingly outsourcing the manufacturing of their equipment to CMs, including Celestica, Flextronics, Sanmina and Solectron. As a result, we sell directly to both OEMs and CMs. Currently, our OEM customers make the sourcing decisions for our sales to CMs. When we report customer net revenues in our public announcements, we attribute all net revenues to the ultimate OEM customer and not the respective CMs.

Cost of Revenues Overview

Cost of revenues consists primarily of costs associated with:

1.	Wafers from third-party wafer fabs for our IC products;

2.	Raw material components from third-party vendors, for both our IC and MCM products;

3.	Packaging for our IC products performed by third-party vendors;

4.	Assembling and testing of our MCM products in our facility;

5.	Testing of our IC products in our facility; and

6.	Costs associated with procurement, production control, quality assurance, reliability and manufacturing engineering.

For our IC products, we outsource our wafer manufacturing and packaging and then perform a significant majority of our final testing and tape and reel assembly at our Colorado manufacturing facility. For our MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado.

Historically, we have relied upon a limited number of foundries to manufacture most of our semiconductor wafers for our IC products. We have contractual agreements with most, but not all, of these suppliers in which pricing is established based on volume, and in which price, volume and other terms are reset on a periodic basis through negotiations between the parties based on current market conditions. We source our IC packaging assembly from a limited number of established, international commercial vendors. We anticipate that we will continue to depend on a limited number of vendors for our wafer and packaging requirements.

Generally, raw materials utilized by us for our MCM products are readily available from numerous sources. These vendors are competitive and we expect that to the extent our volumes increase, we may be able to reduce costs by obtaining better volume pricing and delivery terms.

We currently outsource a portion of our manufacturing and testing function, and may increasingly do so where economically viable for both the vendor and us.

Gross Profit and Margin Overview

Our gross profit and gross margin percent can be influenced by a number of factors, including, but not limited to:

1. Product features

Historically, customers have been willing to pay a premium for new or different features or functionality. Therefore, increased sales of such products in a given period are likely to have a positive effect on our gross margin percent.

2. Product type

In the markets in which we operate, IC products have historically yielded a higher gross margin percent than MCMs. Therefore, increased sales of IC products in a given period will have a positive effect on our gross margin percent.

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

4. Sales channel

Historically, the gross margin percent on sales to our large OEM customers has been lower than the gross margin percent on sales through our distribution channel or sales to some of our smaller direct customers. This is primarily due to the bargaining power attendant to large OEM customers based on their higher product volumes. Therefore, increased sales to our large OEM customers in a given period may have a negative effect on our gross margin percent.

5. Level of integration of the product

Our customers generally seek more integrated products with enhanced functionality, which enables them to procure fewer products from fewer suppliers. These integrated products typically command a higher average selling price than our stand-alone components. However, the manufacturing costs of these integrated products are higher, which generally results in a lower gross margin percent on initial sales of our integrated products in comparison to our stand-alone components. Therefore, increased sales of our more integrated products in a given period will generally have a positive impact on our average selling prices and a negative effect on our gross margin percent.

6. The efficiency and effectiveness of our manufacturing operations

Our gross margin percent is generally lower in periods with less volume and higher in periods with increased volume. In periods in which volumes are low, our fixed manufacturing overhead costs are allocated to fewer units, thereby negatively impacting our gross margin percent when those products are sold. Likewise, in periods in which volumes are high, our fixed manufacturing overhead costs are allocated to more units, thereby positively impacting gross margin percent when those products are sold.

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

We historically have performed our R&D activities in multiple, geographically dispersed locations in North America. We believe maintaining multiple R&D design centers allows us to attract key personnel we might not otherwise be able to hire. In addition, we believe that having stand-alone R&D centers allows the personnel there to better concentrate on their development tasks. We plan to continue our strategy of conducting our R&D activities in multiple locations.

Sales and marketing expenses consist primarily of salaries, commissions and salary-related expenses for personnel engaged in marketing, sales and application engineering functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. We record as an expense commissions to our external, independent sales representatives when revenues from the associated sale are recognized. We record as an expense quarterly commissions to internal sales employees based on the achievement of targeted net revenue and sales-related goals.

The nature of our sales and marketing expenditures has changed significantly over time. Starting in 2001 we invested in increasing the number of direct sales personnel and application engineers supporting our customers. In particular, to support our customers, we placed both sales personnel and application engineers in various time zones around the world. We believe that our direct sales force and application engineers provide us with a key competitive advantage in our markets. We intend to maintain our investment in sales and marketing functions in order to sustain our advantage in this area.

General and administrative expenses consist primarily of salaries and salary-related expenses for executive, finance, accounting, information technology, and human resources personnel, as well as insurance and professional fees. We intend to increase our general and administrative expenses as the need arises.

In-process research and development (IPR&D) consists of projects undertaken by ISG that had not yet reached technological feasibility as of the date of the acquisition of ISG and for which no alternative future use exists. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

The fair value assigned to IPR&D was determined using the income approach. The income approach estimates costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by ISG.

The $2.2 million of IPR&D charged to our results of operations in the fourth quarter of 2004 resulting from Sirenza’s acquisition of ISG consisted of three projects using SiGe BiCMOS technology as follows: (1) an HDTV tuner IC project; (2) an IC Low Power HDTV IC; and (3) a satellite radio transceiver IC project. The development of these projects remains a significant risk due to the remaining efforts required to achieve technical feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop these technologies into commercially feasible products consists principally of planning, designing, experimenting and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on HDTV and satellite radio markets.

The following table summarizes key assumptions and the underlying valuations for the three IPR&D projects described above related to Sirenza’s acquisition of ISG:

	HDTV IC	Low Power HDTV IC	Satellite Radio IC
Estimated fair value	$1,820,000	$120,000	$240,000
Estimated % of completion	86%	75%	71%
Estimated cost to complete	$80,000	$25,000	$100,000
Estimated completion date	9/30/2005	12/31/2005	12/31/2005
Risk adjusted discount rate	27%	28%	28%
Estimated revenue commencement (year)	2005	2006	2006

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

Management believes the following critical accounting policies require the most significant judgments and estimates to be made in the preparation of our consolidated financial statements. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition, in particular the deferral of revenue on sales to distributors, and of the valuation of long-lived assets including acquisition-related intangible assets. However, we do not believe these policies currently meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Non-Marketable Equity Securities: In 2002, we acquired 12.5 million shares of GCS, a privately held semiconductor foundry. The acquired shares represented 14% of the shares outstanding at the time. The investment strengthened our supply chain for InGaP semiconductor technologies. In connection with the investment, our President and CEO joined the seven-member GCS board of directors.

We regularly evaluate our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, financial performance below that anticipated in GCS’ current annual business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. Evaluating each of these factors involves a significant amount of judgment on management’s part. If we determine that an other-than-temporary decline in value has occurred, we will write down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarters of 2004 and 2002, we wrote down the value of our investment in GCS by $1.5 million and $2.9 million, respectively, after determining that GCS’ value had experienced an other-than-temporary decline.

The ultimate realization of our investment in GCS will be dependent on the occurrence of a liquidity event for GCS, and/or our ability to sell our GCS shares, for which there is no public market. The likelihood of any of these events occurring will depend on, among other things, the market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets’ receptivity to liquidity events such as initial public offerings or mergers and acquisition activities. For a further description of the events that resulted in our fourth quarter of 2004 impairment of our investment in GCS, see our disclosure under “Comparisons of 2004 to 2003 and 2003 to 2002” in our MD&A set forth below.

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

Our fair value methodology consists of a forecasted discounted cash flow model and a market value model. The forecasted discounted cash flow model uses estimates of revenue for the business unit, based on estimates of market segment growth rates, estimated costs, and an estimated appropriate discount rate. These estimates are based on historical data, various internal estimates, various external market sources of information, and management’s expectations of future trends.

Our market value model considers our market capitalization and market multiples of revenue for comparable companies in our industry, as determined by management. This information is derived from publicly available sources.

All of these estimates, including the selection of comparable publicly traded companies, involve a significant amount of judgment. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

Our expectations are that the most important factor in our estimation will be our ability to accurately forecast the demand for our products.

We conducted our annual goodwill impairment analysis in the third quarter of 2004. We concluded that we did not have any impairment of goodwill based on our forecasted discounted cash flows, our market capitalization and market multiples of revenue of comparable companies in our industry.

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

In 2001, in response to the cancellation of several key customer programs and an overall severe and sudden downturn in demand for telecommunications equipment and components, we recorded a provision for excess inventories of $7.8 million. We subsequently began selling some of these written-down inventory products. In 2004, we sold previously written-down inventory products with an original cost basis of approximately $722,000. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories had a positive impact on our gross margin in 2004 of approximately one percentage point.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza Amplifier division products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Year Ended December 31,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written- Down Inventories with No Associated Cost of Revenues	Disposition of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2004	$—	$(722)	$(329)	$3,056
2003	$—	$(1,408)	$(320)	$4,107
2002	$418	$(2,571)	$(516)	$5,835

The single largest factor affecting the accuracy of our provisions for excess inventories will be the accuracy of our end customers’ forecasts. Affecting these forecasts will be demand for communications components in our market segments. Also impacting it will be the speed at which our products are designed in or out of our customers’ products.

We will ultimately dispose of written-down inventories by either selling such products or scrapping them. We currently expect sales of written-down inventory products in 2005 to be lower than in 2004. Similarly, we anticipate that we will scrap additional written-down inventories in the near term.

Deferred Tax Assets: We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. Assessments of the realization of deferred tax assets require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of these assessments, we previously concluded that it was more likely than not that our deferred tax assets would not be realized and established a full valuation allowance against our deferred tax assets in 2001. The valuation allowance established in 2001 was recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109 “Accounting for Income Taxes.”

In 2004, we had taxable income in every quarter. We continue to evaluate the need for a valuation allowance. To the extent we continue to generate taxable income in 2005 and if our projections indicate that we are likely to generate sufficient future taxable income, we may determine that some, or all, of our deferred tax assets will more likely than not be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. In the quarter in which the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement.

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%

Cost of revenues:
Cost of product revenues	51.2%	55.2%	42.2%
Amortization of deferred stock compensation	0.0%	0.2%	0.7%

Total cost of revenues	51.2%	55.4%	42.9%
Gross profit	48.8%	44.6%	57.1%
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation)	14.7%	22.4%	33.6%
Sales and marketing (exclusive of amortization of deferred stock compensation)	12.7%	16.5%	24.4%
General and administrative (exclusive of amortization of deferred stock compensation)	12.7%	17.4%	23.7%
Amortization of deferred stock compensation	0.0%	1.4%	4.2%
In-process research and development	3.6%	0.0%	10.6%
Amortization of acquisition-related intangible assets	2.5%	3.2%	0.2%
Restructuring	(0.2)%	1.1%	1.4%
Impairment of investment in GCS	2.5%	0.0%	14.0%

Total operating expenses	48.5%	62.0%	112.1%

Income (loss) from operations	0.3%	(17.4)%	(55.0)%
Interest and other income (expense), net	0.4%	1.0%	4.3%
Provision for (benefit from) income taxes	0.2%	(0.3)%	0.3%

Net income (loss)	0.5%	(16.1)%	(51.0)%

Comparisons of 2004 to 2003 and 2003 to 2002

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Direct (1)	87.0%	75.0%	47.0%
Distribution (2)	13.0%	25.0%	53.0%

Total	100.0%	100.0%	100.0%

United States	24.0%	40.0%	57.0%
Asia	44.0%	26.0%	16.0%
Europe	28.0%	30.0%	22.0%
Other	4.0%	4.0%	5.0%

Total	100.0%	100.0%	100.0%

(1)	Net revenues from sales to Avnet and Acal to which rights of return and pricing discount programs are not applicable are included in net revenues attributable to our direct channel.

(2)	Net revenues from sales to Avnet and Acal under agreements in which rights of return and pricing discount programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $61.3 million in 2004 from $38.5 million in 2003. This increase was primarily the result of a full year of sales of the products obtained in the acquisition of Vari-L, which closed on May 5, 2003. Net revenues attributable to our Signal Source division, which consists primarily of products acquired in the Vari-L acquisition, totaled $32.5 million in 2004 compared to $14.8 million in 2003. The increased signal source product sales also were primary contributors to the net revenue increases in Asia and through our direct sales channel. Although sales to Europe decreased as a percentage of net revenues in 2004 compared to 2003, net revenues increased in absolute dollars, largely as a result of the increase in signal source product sales.

In addition to the increase in sales attributable to our signal source products, sales of our Amplifier division products increased to $28.8 million in 2004 from $23.7 million in 2003. These increases in sales were attributable to a strengthening of customers’ end markets, increased market share and penetration of new market segments.

The decrease in distribution net revenues in 2004 compared to 2003 was primarily attributable to our increased focus on large OEM customers, many of whom prefer to have direct relationships with their suppliers, including us. In addition, in 2004, we began promoting the sales of our products to Asia through one of our resellers instead of through our distribution partners.

Net revenues increased to $38.5 million in 2003 from $20.7 million in 2002. This increase was primarily the result of the acquisition of Vari-L, which closed on May 5, 2003. Net revenues attributable to our Signal Source division, which consists primarily of products acquired in the Vari-L acquisition, totaled $14.8 million in 2003. The increased signal source product sales also were primary contributors to the revenue increases in Asia, Europe and through our direct sales channel.

In addition to the increase in sales attributable to the signal source products, we also increased sales of our Amplifier division products. This increase in sales was attributable to a strengthening of customers’ end markets, increased market share and penetration of new market segments.

The decrease in distribution net revenues in 2003 compared to 2002 was primarily attributable to the realignment of our distribution channel in 2003. In the second quarter of 2003, we realigned our worldwide sales channels to enhance geographic market reach, customer service and technical support. As part of this realignment, we terminated our existing distribution agreement with Richardson Electronics Laboratories and entered into new distribution agreements. In Europe we now have a distribution agreement with Acal. In North America, in the third quarter of 2003, we entered into sales and distribution agreements with two distributors, Nu Horizons and RFMW.

Cost of Revenues

Cost of revenues increased to $31.4 million in 2004 from $21.3 million in 2003 primarily as a result of additional costs associated with increased sales of our signal source products following our acquisition of Vari-L. Cost of revenues attributable to our signal source products totaled $18.5 million in 2004 compared to $9.5 million in 2003. Cost of sales within the Amplifier division increased primarily as a result of power amplifier module products, which grew to $1.9 million in 2004 compared to $714,000 in 2003. In addition, in 2004, we sold inventory products that were previously written-down of approximately $722,000 compared to $1.4 million in 2003. Operations personnel increased to 155 at December 31, 2004 from 138 at December 31, 2003. The acquisition of ISG resulted in the addition of two operations employees in December 2004.

Cost of revenues increased to $21.3 million in 2003 from $8.9 million in 2002 primarily as a result of additional costs associated with sales of our signal source products following our acquisition of Vari-L. Cost of revenues attributable to our signal source products totaled $9.5 million in 2003. Other contributory factors included additional costs for our power amplifier products of $714,000. In addition, in 2003, we sold inventory products that were previously written-down of approximately $1.4 million compared to $2.6 million in 2002. Operations personnel increased to 138 at December 31, 2003 from 41 at December 31, 2002, primarily as a result of the Vari-L acquisition.

Gross Profit

Gross profit increased to $29.9 million in 2004 from $17.2 million in 2003. The increase in gross profit was primarily attributable to additional sales of our signal source products following the acquisition of Vari-L as discussed above. In addition, we incurred relocation and related expenses in 2003 to move operations personnel and the Sunnyvale and Tempe manufacturing facilities to Broomfield, Colorado, which did not occur in 2004. Gross margin increased to 49% in 2004 from 45% in 2003. The increase in gross margin was primarily attributable to the achievement of operational cost synergies as a result of the consolidation of our manufacturing facilities in Broomfield, Colorado, subsequent to the Vari-L transaction, as well as volume-related factory efficiencies and the automation of certain of our testing operations. Finally, both of our divisions had a product mix in 2004 that had higher gross margins than in 2003. Partially offsetting the increase in gross margin were fewer sales of previously written-down inventories in 2004 compared to 2003. Sales of previously written-down inventories resulted in approximately a one percentage point improvement in our gross margin in 2004 compared to approximately a four percentage point improvement in our gross margin in 2003.

Gross profit increased to $17.2 million in 2003 from $11.8 million in 2002. The increase in gross profit was primarily attributable to additional sales of our signal source products subsequent to the acquisition of Vari-L. Gross margin decreased to 45% in 2003 from 57% in 2002. The decrease in gross margin was primarily attributable to additional costs associated with our Signal Source division, as sales of our Signal Source division products are typically lower than our gross margin on sales of our Amplifier division products. Additionally, in 2003 we experienced fewer sales of previously written-down inventories. Sales of previously written-down inventories resulted in approximately a four percentage point improvement in our gross margin in 2003 compared to approximately a twelve percentage point improvement in our gross margin in 2002.

Operating Expenses

Research and Development. Research and development expenses increased to $9.0 million in 2004 from $8.6 million in 2003. This increase was primarily attributable to a full year of costs of additional personnel and facilities relating to research and development activities for our signal source products, subsequent to the acquisition to Vari-L. Other contributory factors included additional costs associated with software maintenance and equipment calibration, partially offset by a reduction in costs associated with engineering material purchases.

Facility and related costs for research and development increased by approximately $305,000 and salaries and salary related expenses increased by approximately $93,000 in 2004 compared to 2003.

Research and development personnel increased to 65 at December 31, 2004 from 56 at December 31, 2003 due to the addition of 13 R&D employees in December of 2004 as a result of the acquisition of ISG.

Research and development expenses increased to $8.6 million in 2003 from $7.0 million in 2002. This increase was primarily attributable to the costs of additional personnel, services, depreciation and facilities relating to our signal source products, subsequent to the acquisition of Vari-L. Salaries and salary related research and development expenses increased by approximately $1.2 million in 2003 compared to 2002. Research and development personnel increased to 56 at December 31, 2003 from 37 at December 31, 2002.

Sales and Marketing. Sales and marketing expenses increased to $7.8 million in 2004 from $6.4 million in 2003. This increase was primarily attributable to the costs of additional personnel, services, inside and outside sales representative commissions and facilities relating to the expansion of our sales and marketing functions after the acquisition of Vari-L. Other contributory factors included additional costs associated with product samples.

Salaries and salary related expenses increased by approximately $584,000 and inside and outside sales representative commissions increased by approximately $404,000 in 2004 compared to 2003. Additionally, travel costs increased by approximately $163,000 and facility and related costs increased by approximately $146,000 in 2004 compared to 2003. Sales and marketing and applications engineering personnel increased to 38 at December 31, 2004 from 34 at December 31, 2003. The acquisition of ISG resulted in the addition of one sales and marketing person in December 2004.

Sales and marketing expenses increased to $6.4 million in 2003 from $5.0 million in 2002. This increase was primarily attributable to the costs of additional personnel, services, outside sales representative commissions, and facilities relating to our signal source products, subsequent to the acquisition of Vari-L. Salaries and salary related sales and marketing expenses increased by approximately $596,000 in 2003 compared to 2002. Sales, marketing and applications engineering personnel increased to 34 at December 31, 2003 from 24 at December 31, 2002.

General and Administrative. General and administrative expenses increased to $7.8 million in 2004 from $6.7 million in 2003. This increase was primarily attributable to a full year of costs of additional personnel, services and facilities relating to the new Signal Source division, following the acquisition of Vari-L.

Salaries and salary related expenses increased by approximately $521,000 in 2004 over 2003, including $191,000 of compensation expense related to employee equity awards. Professional fees (i.e. legal, accounting, financial printing, Section 404 Sarbanes-Oxley Act implementation, D&O insurance) increased by approximately $217,000. Also, general and administrative facility and related costs increased by approximately $162,000. In addition, expenses related to information-technology equipment and the outfitting of our new offices in Broomfield, CO, increased by approximately $113,000 in 2004 compared to 2003. General and administrative personnel increased to 34 at December 31, 2004 from 28 at December 31, 2003. The acquisition of ISG resulted in the addition of one general and administrative person in December 2004.

General and administrative expenses increased to $6.7 million in 2003 from $4.9 million in 2002. This increase was primarily attributable to the costs of additional personnel, services and facilities relating to our signal source products, subsequent to the acquisition of Vari-L and to a lesser extent, relocation and related costs of approximately $436,000 to move administrative personnel from Sunnyvale, California to Broomfield, Colorado. Salaries and salary related general and administrative expenses increased by approximately $1.2 million in 2003 compared to 2002. General and administrative personnel increased to 28 at December 31, 2003 from 19 at December 31, 2002.

Amortization of Deferred Stock Compensation. During the years ended December 31, 2004, 2003, and 2002 we recorded amortization of $3,000, $631,000, and $1.0 million, respectively, of deferred stock compensation. The deferred stock compensation was fully amortized in the first quarter of 2004.

In-Process Research and Development (IPR&D). In the fourth quarter of 2004, we recorded IPR&D charges of $2.2 million in connection with the acquisition of ISG. In the third quarter of 2002 we recorded IPR&D charges of $2.2 million in connection with the acquisition of Xemod. Projects that qualify as IPR&D are those that have not yet reached technological feasibility and for which no alternative future use exists.

Amortization of Acquisition-Related Intangible Assets

The acquisition of ISG included approximately $2.9 million of amortizable intangible assets including developed product technology ($2.0 million), core technology ($860,000) and a customer relationship ($100,000). We are amortizing the fair value of developed product technology over the estimated period in which the related revenues are anticipated to be recognized, or between 49 and 73 months. The weighted average amortization period for developed product technology is approximately 68 months. We are amortizing the fair value of core technology over the estimated period in which the related revenues are anticipated to be recognized, or 60 months. We are amortizing the fair value of the customer relationship over the estimated period in which the related revenues are anticipated to be recognized, or 49 months.

The acquisition of Vari-L included approximately $6.0 million of amortizable intangible assets including developed product technology ($4.8 million), customer relationships ($870,000) and committed customer backlog ($310,000). We are amortizing the fair value of developed product technology on a straight-line basis over a period of 44 to 68 months, which represents the estimated useful life of the developed product technology. The weighted average amortization period for developed product technology is approximately 65 months. We are amortizing the fair value of customer relationships on a straight-line basis over a period of 32 months and are amortizing the fair value of committed customer backlog on a straight-line basis over a period of 12 months, which represents the useful life of each acquired intangible asset.

The acquisition of Xemod included approximately $770,000 of amortizable intangible assets including patented core technology ($700,000) and internal-use software ($70,000). We are amortizing the patented core technology on a straight-line basis over a period of 36 to 60 months, which represents the estimated useful life of the patented core technology. The weighted average amortization period for patented core technology is 53 months. We are amortizing the fair value of the internal-use software on a straight-line basis over a period of 36 months, which represents the useful life of the internal-use software.

In 2004, 2003 and 2002 we recorded amortization of $1.5 million, $1.2 million and $48,000, respectively, related to our acquired intangible assets.

Restructuring. In the third quarter of 2004, we entered into a sublease for a portion of one of our exited facilities. We expect to receive net proceeds of $98,000 over the remaining term of the lease, which expires in June 2006, from our sublessee. Accordingly, we reduced our accrued restructuring liability in the third quarter of 2004 by $98,000. This restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

In the second quarter of 2003, as a result of the acquisition of Vari-L, the resulting new focus of Sirenza and a new management structure, we incurred a restructuring charge of $1.0 million, primarily related to a workforce reduction and costs of exiting excess facilities. This restructuring plan was approved by management with the appropriate level of authority.

As part of the same process that led to the restructuring we decided to reoccupy a facility in Sunnyvale, California, the costs of which had been included in our 2001 restructuring. We determined that $596,000 of our 2001 restructuring liability accrual was no longer necessary as of June 30, 2003. We adjusted our restructuring liability accordingly. The net restructuring charge in 2003 totaled $434,000.

In the fourth quarter of 2002, as a result of continued softness in the wireless telecommunications industry management of Sirenza approved and committed to a restructuring plan including the termination of certain employees and exiting of excess facilities. Accordingly, we recorded a restructuring charge of $391,000.

At each balance sheet date, we evaluate our estimated restructuring accrual for appropriateness. In the third quarter of 2002, we determined that $112,000 of our restructuring accrual was no longer appropriate and adjusted our restructuring liability accordingly.

For a further description of our restructuring activities, see our disclosure under Note 11: “Restructuring Activities” in our Notes to Consolidated Financial Statements set forth below.

Impairment of investment in GCS. During the fourth quarter of each of 2002 and 2004 we wrote down our investment in Global Communication Semiconductors, Inc. (GCS) by approximately $2.9 million and $1.5 million, respectively. These write downs resulted from our regular evaluations made to determine if factors have arisen that would indicate that an other-than-temporary decline in the carrying value of this investment has occurred.

The significant indicators we consider in determining whether an other-than-temporary decline in the carrying value has occurred include, but are not limited to:

•	a degradation of the general business environment in which GCS operates;

•	the failure of GCS to achieve certain performance milestones;

•	financial performance below that anticipated in GCS’ current annual business plan;

•	the inability of GCS to continue as a going concern; or

•	a reduced valuation as determined by a new financing event.

During 2002 there was a significant degradation of the general business environment in which GCS operated, as evidenced by the sharp decline in the economy in general and the telecommunications and semiconductor industry in particular. The economic decline resulted in GCS experiencing a series of operating losses in excess of its then current business plan. As a result of the foregoing, management concluded that we had incurred an other-than-temporary decline in the carrying value of our investment.

Management concluded, after considering alternative methodologies, and after applying an appropriate private company discount, to utilize a ratio of average stock price to net book value of comparable publicly-traded companies to the book value of GCS.

Management considered the methodology to be appropriate because:

•	as a semiconductor foundry, a large portion of GCS’ value could be identified in its fixed asset investments;

•	the ratio of stock price to net book value moderated some of the non-company specific valuation factors built into public stock prices during periods of high volatility;

•	GCS was a going concern; and

•	the methodology was clear and repeatable.

Management continued to regularly evaluate its investment in GCS through the third quarter of 2004 and concluded no other-than-temporary decline in value had occurred.

In the fourth quarter of 2004, management noted that there were indicators in the general business press regarding a degradation of the business environment for semiconductor companies and semiconductor foundries in particular. Our impression that GCS was operating in an increasingly challenging business environment was supported by a severe drop in the stock prices of comparable public companies in the second half of 2004. In addition, we noted that since the fourth quarter of 2002, the book value of GCS continued to decline as a result of ongoing losses and the depreciation of their fixed assets. While GCS achieved positive operating cash flow in the third quarter of 2004, they returned to negative operating cash flow in the fourth quarter of 2004. Offsetting these negative factors were the facts that GCS’ sales were increasing, its operating expenses were decreasing and that it had achieved several significant technical milestones.

After considering all of the above factors, management determined that our investment in GCS had experienced an other-than-temporary decline.

In determining a methodology for determining the value of our investment in GCS as of December 31, 2004, management concluded, after considering alternative methodologies, to use a combination of valuation techniques. The first was to utilize a ratio of average stock price to net book value of comparable publicly-traded companies. In using this method, we once again applied an appropriate private company discount. The second valuation methodology we used was a liquidation value.

Management considered the following factors in determining that the combination valuation method was appropriate:

•	given its business prospects, technical capabilities and cash position, GCS was a going concern;

•	as a semiconductor foundry, a large portion of GCS’ value could be identified in its fixed asset investments;

•	the ratio of stock price to net book value of a portfolio of companies moderated some of the company-specific valuation factors built into public stock prices during periods of high volatility;

•	the methodology was clear and repeatable;

•	GCS’ cash position had declined significantly from the fourth quarter of 2002 to the fourth quarter of 2004; and

•	GCS’ book value, which included its cash and net fixed assets, had declined significantly since the fourth quarter of 2002.

The estimated fair value of our investment in GCS approximated $2.8 million using the liquidation value and $3.4 million using the price-to-book methodology. Management concluded that using the mid-point of that range would be the most appropriate measure of estimated fair value. Accordingly, we recorded an impairment charge of approximately $1.5 million in the fourth quarter of 2004 to reduce the value of our investment in GCS to its estimated fair value, or $3.1 million.

Management reviewed with the Audit Committee and obtained the Audit Committee’s approval of both management’s conclusion about the other-than-temporary impairment of the value of our investment in GCS in the fourth quarter of 2004 and the valuation methodology used to determine the new fair value.

The ultimate realization of our investment in GCS will be dependent on the occurence of a liquidity event for GCS, and/or our ability to sell our GCS shares, for which there is currently no public market. The likelihood of any of these events occurring will depend on, among other things, market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets’ receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if we are able to sell our GCS shares, the sale price may be less than the carrying value of the investment, which could have a material adverse effect on our consolidated results of operations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $229,000 in 2004, $383,000 in 2003, and $893,000 in 2002. The decrease in net interest and other income in 2004 compared to 2003 and 2003 compared 2002 was primarily attributable to a reduction in our cash and available-for-sale securities.

Provision for (Benefit from) Income Taxes

We recorded a $135,000 tax provision in 2004. The income tax provision represents federal and state minimum taxes and income taxes on the earnings of certain foreign subsidiaries. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by the utilization of federal net operating losses.

We recorded a $125,000 benefit from income taxes in 2003. The income tax benefit resulted from a reversal of $139,000 of previously accrued Canadian income taxes in the fourth quarter of fiscal 2003 in connection with the closeout of prior year Canadian income tax audits and the evaluation by management of future Canadian income tax reserve requirements. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit actually recorded is due primarily to an increase in our valuation allowance for deferred tax assets, nondeductible amortization of stock based compensation and the net effect of the foreign income taxes incurred in taxable jurisdictions in which we operated offset by the reversal of previously accrued Canadian income taxes.

We recorded a $59,000 provision for foreign income taxes in 2002. The difference between our provision for income taxes in 2002 and the tax benefit that would be derived from applying the federal statutory rate to the loss before taxes is primarily due to foreign income taxes, an increase in our valuation allowance for deferred tax assets, non-deductible amortization of deferred stock compensation and a non-deductible in-process research and development charge related to the acquisition of Xemod.

As of December 31, 2004, we had deferred tax assets of approximately $36.7 million. We have evaluated the need for a valuation allowance for the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2004, we had no ability to realize our deferred tax assets through carrybacks or available tax planning strategies. Additionally, based on cumulative pre-tax losses we have sustained in the three years ended December 31, 2004 and the current economic uncertainty in our industry that limits our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance, in an amount equal to our deferred tax assets was recorded as of December 31, 2004. The valuation allowance decreased by approximately $4.7 million in 2004 and increased by approximately $4.9 million and $12.3 million in 2003 and 2002, respectively.

The decrease in the valuation allowance for the period ended December 31, 2004 was primarily due to the Company re-evaluating acquisition-related tax attributes and determining that these attributes would not be available for use in future periods. As a result, the valuation allowance attributable to acquisition-related items was reduced to $5.7 million for the period ended December 31, 2004 from $12.5 million for the period ended December 31, 2003. The remaining $5.7 million valuation allowance attributable to acquisition-related items, if and to the extent realized in future periods, will first reduce the carrying value of goodwill, next reduce the carrying value of other long-lived intangible assets of our acquired subsidiary and lastly reduce income tax expense. Approximately $15.0 million of our valuation allowance was attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when and if realized.

As of December 31, 2004, we had net operating loss carryforwards for federal and state tax purposes of approximately $66.2 million and $21.1 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $1.1 million, respectively. The federal and state net operating loss carryforwards will expire at various times beginning in 2019 and 2006, respectively, if not utilized. The tax credit carryforwards will expire at various times beginning in 2011 if not utilized.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. As of December 31, 2004, we had cash and cash equivalents of $2.4 million and short-term investments of $8.0 million. At December 31, 2004, our working capital approximated $22.0 million. In addition, we had $1.0 million of restricted cash as of December 31, 2004. At December 31, 2004, total short-term and long-term debt totaled $56,000 and represented less than one percent of stockholders’ equity.

Net cash used in, provided by operating activities

Operating activities provided cash of $4.9 million in 2004 and used cash of $6.5 million in 2003 and $4.8 million in 2002. In 2004, the primary source of cash was net income, as adjusted for the non-cash charges for acquired in-process R&D, the impairment of our investment in GCS and depreciation and amortization. Uses of cash in 2004 were increases in accounts receivable and inventories and decreases in accounts payable and accrued restructuring.

Our accounts receivable were $3.1 million higher at the end of 2004 compared to the end of 2003. Two factors were the primary contributors to the increase in accounts receivable from the end of 2003 to the end of 2004. First was the increase in sales in the fourth quarter of 2004 to $15.1 million from $13.3 million in fourth quarter of 2003. Second we had approximately $1.7 million in accounts receivable related to our acquisition of ISG at the end of 2004.

Our annual days sales outstanding decreased from 73 days in 2003 to 64 days in 2004. The addition of ISG’s receivables and sales had the effect of increasing our days sales outstanding at the end of 2004 by nine days. The improvement in days sales outstanding from 73 days in 2003 was due to improvement in collections during 2004.

Inventories increased from $6.5 million at December 31, 2003 to $8.5 million at December 31, 2004. Two factors were the primary contributors to the increase in inventory from the end of 2003 to 2004. First was the necessity of carrying a higher level of inventory to support the company’s sales as net revenue grew from $38.5 million in 2003 to $61.3 million in 2004. Second, the higher inventory balance at the end of 2004 included approximately $574,000 of inventories related to our acquisition of ISG at the end of 2004.

Our annual inventory turns increased from 3.3 at December 31, 2003 to 3.7 at December 31, 2004. The addition of ISG’s inventory had the effect of decreasing our annual inventory turns by 0.2. The improvement in annual turns from 3.3 in 2003 was the result of better efficiency in the purchasing and manufacturing areas in 2004.

We expect our days sales outstanding, and inventory turns for 2005 to be fairly consistent with what they were in 2004, absent the impact of the ISG acquisition.

Accounts payable decreased from $4.4 million at December 31, 2003 to $3.1 million at December 31, 2004. The decrease in accounts payable in 2004 was primarily the result of more efficient processing of payments to our vendors.

Accrued restructuring decreased from $887,000 at December 31, 2003 to $518,000 at December 31, 2004. Accrued restructuring decreased by $679,000 due to severance payments made to terminated employees and lease commitment payments. This was partially offset by an increase to the accrued restructuring of $310,000 related to the acquisition of ISG in December 2004. See Note 11 of our “Notes to Consolidated Financial Statements” for more information pertaining to our restructuring activities.

Net cash used in investing activities totaled $11.5 million in 2004, and provided cash of $481,000 in 2003 and $2.7 million in 2002. The primary use of cash in investing activities in 2004 was for the purchase of ISG ($6.7 million), purchases of capital equipment ($2.8 million) and the purchase of available-for-sale securities, net ($2.0 million). In addition to the consideration paid at the closing of our acquisition of ISG, additional cash consideration of up to $7,150,000 may become due and payable for the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31,

2007. The first installment of any such payments would be due in 2006 if earned, and would be a maximum amount of $1.15 million. Additional payments of up to $3.0 million each may be paid in 2007 and 2008.

In 2003 we used cash of approximately $7.6 million related to our acquisition of Vari-L.

The capital expenditures of $2.8 million in 2004 decreased from $3.0 million in 2003. Primary capital expenditures in 2004 were for factory automation equipment for the plant in Broomfield. We expect that our capital expenditures for 2005 to be fairly consistent with expenditures for 2004.

Cash provided by financing activities totaled $1.6 million for 2004 compared to $624,000 in 2003. Cash used in financing activities totaled $206,000 in 2002. The major financing inflow of cash in all three years was related to proceeds from employee stock plans. The major financing use of cash in all three years was for principal payments on capital lease obligations. We expect that our capital lease payments will decrease in the near future as our capital lease obligations recorded on our balance sheet have decreased in recent periods and totaled $56,000 as of December 31, 2004. We expect cash provided by employee stock plans in 2005 to be fairly consistent with 2004. This number can vary widely depending on the price of our stock and the cash needs of our employees.

Under the current economic and telecommunications market conditions and the current company structure, and outlook for 2005, we expect that we will be able to fund our working capital and capital expenditure needs from the cash generated from operations for the foreseeable future. Other sources of liquidity that may be available to us are the leasing of capital equipment, a line of credit at a commercial bank, or the sale of Company securities. The issuance of any additional shares would result in dilution to our existing stockholders. If we draw on the other sources of liquidity and capital resources noted above to grow our business, execute our operating plans, or acquire complementary technologies or businesses, it could result in increased expense and lower profitability.

Contractual Obligations

As of December 31, 2004, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments	$3,664	$1,666	$1,722	$276	$—
Capital lease commitments	$59	$59	$—	$—	$—
Unconditional purchase obligations	$935	$935	$—	$—	$—

Total (1)	$4,658	$2,660	$1,722	$276	$—

(1)	Total does not include certain purchase obligations as discussed in the three paragraphs immediately below.

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

We also include in purchase commitments contractual obligations we have with a vendor for outsourced manufacturing services. Because certain of the components purchased by this vendor are unique and cannot be used by its other customers, our agreement to fulfill the contract prohibits cancellation of certain components subsequent to the vendor placing purchase orders with its suppliers. We also enter into contracts with other vendors for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

We expect to fund these commitments with cash flows from operations. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2004 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R.

Business Outlook

This business outlook represents the view of management as of the date of this Annual Report on Form 10-K and under the current economic and telecommunications market conditions, and the current company structure. It contains many forward-looking statements. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described under “Risk Factors” above.

In 2004 as compared to 2003, we saw an increase in the demand for our products across a broad spectrum of customers and applications and for a wide variety of our products. We experienced a slight weakening in our sales level in the fourth quarter of 2004 relative to the immediately preceding quarter, due in large part to a reduction in orders by one of our large OEM customers. Given our sales results in the fourth quarter of 2004, it is uncertain whether the overall increase in sales in 2004 over 2003 represents a significant long-term upturn in demand from our end customers, or a short-term upturn, which is a critical factor in assessing our financial outlook.

We believe that the primary factors affecting our revenue outlook for 2005 will be the extent of growth in the overall communications and A&D markets, as well as the demand from our customers for any new products we may introduce. We continue to focus on our goal of growing revenues by increasing the market share of our existing products, and by diversifying our end markets through the development of new products and the addition of complementary products.

We believe the most significant influences on our outlook for gross margin for 2005 will be the factors mentioned under “Gross Profit and Margin Overview” above, including product features, product type, market, sales channel, level of integration of the product, and the efficiency and effectiveness of our manufacturing operations. Increasing our gross profit and maintaining our gross margin are key goals for 2005.

With respect to operating expenses, we believe that the single largest factor affecting our overall operating expenses will be the extent of growth in our customers’ end markets and the resulting impact on our net revenues. If the increase in sales we saw in 2004 as compared to 2003 fails to continue during 2005, we anticipate taking actions to adjust operating expenses accordingly.

As mentioned earlier in this MD&A, we believe our continued success is dependent on technological advancement, including developing new technologies and differentiated products for our various market segments, driven by our research and development spending for 2005. Our research and development expenses could vary significantly from quarter to quarter depending largely on the timing of wafer and mask set purchases.

Regarding general and administrative expense, we believe the most significant factor that might impact our estimates will be the amount and timing of the cost for complying with corporate governance and accounting rule pronouncements.

Our expenses will also vary depending upon the level and type of any acquisition activity we may engage in during a given period. These acquisition-related expenses may include transaction expenses, one-time charges and amortization of acquisition-related intangible assets.

We have not yet assessed the impact that implementation of FAS123(R), which relates to the recognition of stock-based compensation expense, will have on our reported operating results. We expect, however, that any such impact will be material and adverse to reported earnings.

We believe the most significant factors influencing our cash flow from operations for 2005 will be our net income, the length of time it takes to collect our accounts receivable and the amount of inventory we will have to buy to support our customer orders. We believe the most significant factors influencing our non-operating cash flow for 2005 will be our capital expenditures and the amount of cash received from employee stock plans. We expect that we will be able to fund our working capital and capital expenditure needs for the foreseeable future from the cash generated from operations.

We believe the most important items affecting our accounts receivable management will be the linearity of our shipments to, and the percentage of total net revenue from, our large OEM customers, and their CMs. Our large OEMs, and in particular their CMs, generally pay more slowly than our other customers thereby slowing our cash collection of our accounts receivable. We expect the current trend toward large wireless OEMs outsourcing their manufacturing to continue. With the visibility we have now into this mix, our goal for 2005 is to keep our DSO reasonably consistent with our experience in 2004, absent the impact of the ISG Acquisition.

We believe that the two largest factors affecting our cash usage in inventory will be the order pattern of our customers and the amount of inventory required to support our forecasted demand. As a result of our expectations regarding our future sales, we may have to increase our inventory. With the visibility we now have into these factors, our goal is to keep our inventory turns reasonably consistent with our experience in 2004.

We believe the largest factors influencing cash usage for capital expenditures will be the order patterns of our customers. To the extent the order and sales patterns experienced in 2003 and 2004 continue, we will continue to purchase a limited amount of capital equipment in response to these orders.

Factors that may influence the level of proceeds we receive from employee stock plans include our stock price level and employee cash needs for personal reasons.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Although 76% of our sales were to non-U.S. based customers and distributors in 2004, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. We expect sales into foreign markets to continue at current levels or increase in future periods, particularly in Europe and Asia. Because Sirenza’s sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make its products less competitive in foreign markets. Alternatively, if the U.S. dollar were to weaken, it would make our products more competitive in foreign markets, but could result in higher prices from our foreign vendors.

At December 31, 2004, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, assuming that our cash and available-for-sale investments balance at December 31, 2004 remains unchanged, a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $104,000.

Item 8. Financial Statements and Supplementary Data

The unaudited quarterly results of operations for our two most recent fiscal years are contained in Part II, Item 6 of this annual report and are incorporated herein by this reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sirenza Microdevices, Inc.

We have audited the accompanying consolidated balance sheets of Sirenza Microdevices, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index as Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirenza Microdevices, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sirenza Microdevices Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005, expressed an unqualified opinion thereon.

Denver, Colorado	/s/ Ernst & Young LLP
February 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sirenza Microdevices, Inc.

We have audited management’s assessment, included in Item 9A. in Management’s Report on Internal Control over Financial Reporting, that Sirenza Microdevices, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sirenza Microdevices, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A., management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ISG Broadband, Inc. (ISG), which was acquired on December 16, 2004. Total revenue of ISG included in the Company’s consolidated results of operations for the year ended December 31, 2004 was less than 1% of consolidated revenue. The Company’s consolidated results of operations for the year ended December 31, 2004 included net income of $108,000 before charges for ISG in-process research and development of approximately $2.2 million and amortization of ISG acquired intangible assets of approximately $20,000. The assets and net assets of ISG at December 31, 2004 were approximately $7.0 million and $5.5 million, respectively. Our audit of internal control over financial reporting of Sirenza Microdevices, Inc. also did not include an evaluation of the internal control over financial reporting of ISG.

In our opinion, management’s assessment that Sirenza Microdevices, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sirenza Microdevices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirenza Microdevices, Inc. as of December 31, 2004, and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 25, 2005, expressed an unqualified opinion thereon.

Denver, CO	/s/ Ernst & Young LLP
February 25, 2005

SIRENZA MICRODEVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,440	$7,468
Short-term investments	8,000	6,014
Accounts receivable, net of allowance for doubtful accounts of $106 and $92 at December 31, 2004 and 2003	10,968	7,838
Inventories	8,496	6,497
Other current assets	674	1,093

Total current assets	30,578	28,910
Property and equipment	8,273	9,685
Investment in GCS	3,065	4,600
Other non-current assets	1,426	1,189
Acquisition-related intangibles	6,921	5,529
Goodwill	5,631	4,219

Total assets	$55,894	$54,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,136	$4,379
Accrued compensation and other expenses	3,040	2,530
Accrued acquisition costs	779	—
Deferred margin on distributor inventory	1,069	1,042
Accrued restructuring	518	887
Capital lease obligations, current portion	56	65

Total current liabilities	8,598	8,903
Capital lease obligations	—	56
Other long-term liabilities	18	—
Commitments and contigencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares - 5,000,000 at December 31, 2004 and 2003
Issued and outstanding shares - none at December 31, 2004 and 2003	—	—
Common stock, $0.001 par value:
Authorized shares - 200,000,000 at December 31, 2004 and 2003
Issued and outstanding shares - 35,400,456 and 34,110,226 at December 31, 2004 and 2003	35	34
Additional paid-in capital	136,579	134,705
Deferred stock compensation	—	(3)
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive loss	(53)	—
Accumulated deficit	(89,118)	(89,398)

Total stockholders’ equity	47,278	45,173

Total liabilities and stockholders’ equity	$55,894	$54,132

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net revenues	$61,256	$38,510	$20,710
Cost of revenues:
Cost of product revenues	31,375	21,246	8,749
Amortization of deferred stock compensation	—	90	138

Total cost of revenues	31,375	21,336	8,887

Gross profit	29,881	17,174	11,823
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $2, $64 and $196 for the years ended December 31, 2004, 2003 and 2002, respectively)	8,963	8,611	6,960
Sales and marketing (exclusive of amortization of deferred stock compensation of $1, $173 and $262 for the years ended December 31, 2004, 2003 and 2002, respectively)	7,779	6,365	5,043
General and administrative (exclusive of amortization of deferred stock compensation of $0, $304 and $419 for the years ended December 31, 2004, 2003 and 2002, respectively)	7,795	6,696	4,914
Amortization of deferred stock compensation	3	541	877
In-process research and development	2,180	—	2,200
Amortization of acquisition-related intangible assets	1,538	1,213	48
Restructuring	(98)	434	279
Impairment of investment in GCS	1,535	—	2,900

Total operating expenses	29,695	23,860	23,221

Income (loss) from operations	186	(6,686)	(11,398)
Interest expense	14	39	66
Interest and other income, net	243	422	959

Income (loss) before income taxes	415	(6,303)	(10,505)
Provision for (benefit from) income taxes	135	(125)	59

Net income (loss)	$280	$(6,178)	$(10,564)

Basic net income (loss) per share	$0.01	$(0.19)	$(0.35)

Diluted net income (loss) per share	$0.01	$(0.19)	$(0.35)

Shares used to compute basic net income (loss) per share	34,593	32,383	29,856

Shares used to compute diluted net income (loss) per share	37,448	32,383	29,856

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2001	29,727,450	$30	$128,426	$(1,787)	$—	$(72,656)	$54,013
Amortization of deferred stock compensation	—	—	—	1,015		—	1,015
Common stock issued under employee stock plans	379,182	—	678	—		—	678
Purchase of treasury shares	(100,000)	—	(165)	—		—	(165)
Net loss and comprehensive net loss	—	—	—	—	—	(10,564)	(10,564)

Balance at December 31, 2002	30,006,632	30	128,939	(772)	—	(83,220)	44,977
Forfetiture of deferred stock compensation			(138)	138			—
Amortization of deferred stock compensation				631			631
Common stock issued under employee stock plans	848,937	1	1,110				1,111
Shares issued in connection with acquisition	3,254,657	3	4,629				4,632
Net loss and comprehensive net loss	—	—	—	—	—	(6,178)	(6,178)

Balance at December 31, 2003	34,110,226	34	134,540	(3)	—	(89,398)	45,173
Components of comprehensive income:
Net income	—	—	—	—	—	280	280
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(53)	—	(53)

Total comprehensive income							227
Amortization of deferred stock compensation	—	—	—	3	—	—	3
Common stock issued under employee stock plans	1,290,230	1	1,683	—	—	—	1,684
Compensation expense related to employee equity awards	—	—	191	—	—	—	191

Balance at December 31, 2004	35,400,456	$35	$136,414	$—	$(53)	$(89,118)	$47,278

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net income (loss)	$280	$(6,178)	$(10,564)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,833	4,916	2,956
Amortization of deferred stock compensation	3	631	1,015
In-process research and development	2,180	—	2,200
Impairment of investment in GCS	1,535	—	2,900
Compensation expense related to employee equity awards	191	—	—
Other	32	(112)	79
Changes in operating assets and liabilities:
Accounts receivable	(1,592)	(4,059)	(265)
Inventories	(1,420)	(1,760)	(679)
Other assets	414	256	(236)
Accounts payable	(1,669)	1,957	(56)
Accrued expenses	(273)	(210)	4
Accrued restructuring	(679)	(966)	(573)
Deferred margin on distributor inventory	27	(986)	(1,603)

Net cash provided by (used in) operating activities	4,862	(6,511)	(4,822)
Investing Activities
Purchases of available-for-sale securities	(32,500)	(21,500)	(133,789)
Proceeds from sales/maturities of available-for-sale securities	30,461	33,507	151,944
Purchases of property and equipment	(2,755)	(3,042)	(771)
Proceeds from the sale of property and equipment	—	112	—
Purchase of Xemod, net of cash received	—	28	(4,720)
Vari-L loans and acquisition costs, net of amounts accrued	—	—	(3,844)
Purchase of Vari-L, net of amounts accrued	—	(7,624)	—
Purchase of ISG, net of cash received and acquisition costs accrued	(6,715)	—	—
Increase in restricted cash	—	(1,000)	—
Investment in GCS	—	—	(6,126)

Net cash provided by (used in) investing activities	(11,509)	481	2,694

Financing Activities
Principal payments on capital lease obligations	(65)	(487)	(719)
Purchase of treasury shares	—	—	(165)
Proceeds from employee stock plans	1,684	1,111	678

Net cash provided by (used in) financing activities	1,619	624	(206)
Decrease in cash and cash equivalents	(5,028)	(5,406)	(2,334)
Cash and cash equivalents at beginning of period	7,468	12,874	15,208

Cash and cash equivalents at end of period	$2,440	$7,468	$12,874

Supplemental disclosures of cash flow information
Cash paid for interest	$14	$39	$66
Cash recovered (paid) for income taxes	$—	$—	$—

Supplemental disclosures of noncash investing and financing activities
Net book value of property and equipment disposed of	$90	$—	$—
Common stock issued in connection with Vari-L acquisition	$—	$4,632	$—
Assumption of Vari-L loan receivable	$—	$3,417	$—
Forfeiture of deferred stock compensation	$—	$138	$—
Conversion of GCS loan receivable	$—	$—	$1,374

See accompanying notes.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

The Company was incorporated in California and began operations in 1985 as Matrix Microassembly Corporation. The Company subsequently reincorporated in Delaware and, in September 2001, changed its name to Sirenza Microdevices, Inc. The Company is a leading designer and supplier of high performance radio frequency (RF) components for the commercial communications and aerospace and defense (A&D) equipment markets. The Company’s products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications.

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. In particular, available-for-sale investments previously classified as long-term investments have been reclassified as short-term investments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Revenue Recognition

Revenue from product sales to customers, other than distributors, is generally recognized at the time the product is shipped, title has transferred and no obligations remain. In circumstances where a customer delays acceptance of our product, the Company defers recognition of the revenue until acceptance. To date, the Company has not had customers delay acceptance of its products. A provision is made for estimated product returns as shipments are made.

The Company grants its distributors limited rights of return and certain price adjustments on unsold inventory held by the distributors. Under the Company’s rights of return policy, its distributors may exchange product currently in their inventory for other Company products. In practice, the Company will exchange a reasonable amount of inventory if requested by its distributors.

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

Advertising Expenses

The Company expenses its advertising costs in the period in which they are incurred. Advertising expense was $222,000 in 2004, $247,000 in 2003 and $298,000 in 2002.

Shipping and Handling

Costs related to the shipping and handling of the Company’s products are included in cost of sales for all periods presented.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Cash, Cash Equivalents and Short-term Investments

The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company’s cash and cash equivalents consist primarily of bank deposits, federal agency related securities and money market funds issued or managed by large financial institutions in the United States. Fair values of cash equivalents approximate cost due to the short period of time to maturity.

Investments are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss. All of the Company’s available-for-sale investments are classified as short-term investments regardless of maturity dates based on management’s intent with regard to those securities being available for current operations. The Company’s available-for-sale investments consist primarily of federal agency related securities with a rating of AAA, as rated by Moody’s, Standard & Poor’s and other such agencies. The estimated fair market values of available-for-sale investments are based on quoted market prices. The cost of available-for-sale investments sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale investments are recorded in interest and other income, net and were not significant for any period presented.

The Company monitors its available-for-sale investments for impairment on a periodic basis. In the event that the carrying value of an available-for-sale investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value; and investment ratings as determined primarily by Moody’s and Standard & Poor’s.

Available-for-sale investments at December 31, 2004 and 2003 were as follows (in thousands):

	December 31, 2004			December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Money market funds	$2,166	$—	$2,166	$1,447	$1,447
Federal agency and related securities	9,053	(53)	9,000	12,007	12,007

	$11,219	$(53)	$11,166	$13,454	$13,454

Amount included in cash equivalents	$2,166	$—	$2,166	$6,440	$6,440
Amount included in short-term investments	8,053	(53)	8,000	6,014	6,014
Amount included in restricted cash	1,000	—	1,000	1,000	1,000

	$11,219	$(53)	$11,166	$13,454	$13,454

The amortized cost and estimated fair value of investments in available-for-sale debt securities as of December 31, 2004 and 2003, by contractual maturity, were as follows (in thousands):

	December 31, 2004		December 31, 2003
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in 1 year or less	$5,182	$5,164	$9,439	$9,439
Due in 1-2 years	6,037	6,002	4,015	4,015

Total investments in available-for-sale debt securities	$11,219	$11,166	$13,454	$13,454

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, accounts receivable and restricted cash. The Company places its cash equivalents, short-term investments and restricted cash with high-credit-quality financial institutions, investing primarily in money market accounts and federal agency related securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company has not experienced any material losses on its cash equivalents, short-term investments or restricted cash.

Accounts receivable are primarily derived from revenue earned from customers located in the United States, Europe and Asia. Sales to foreign customers are denominated in U.S. dollars, minimizing currency risk to the Company. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Due to the Company’s credit evaluation and collection process, bad debt expenses have not been significant, however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers could have a material adverse effect on the Company’s results of operations. At December 31, 2004 one customer located in China accounted for 17% of gross accounts receivable and one customer located primarily in Europe accounted for 12% of gross accounts receivable. Fair values of accounts receivable approximate cost due to the short period of time to collection.

A relatively small number of customers account for a significant percentage of the Company’s net revenues. For the year ended December 31, 2004, four customers accounted for approximately 17%, 14%, 13% and 11% of net revenues, respectively. Additionally, for the year ended December 31, 2004, the Company’s top ten customers accounted for approximately 79% of net revenues. For the year ended December 31, 2003, two customers accounted for approximately 16% and 12% of net revenues, respectively. Additionally, for the year ended December 31, 2003, the Company’s top ten customers accounted for approximately 80% of net revenues. For the year ended December 31, 2002, three customers accounted for approximately 37%, 16% and 13% of net revenues, respectively. The Company expects that the sale of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future.

Currently, the Company relies on a limited number of suppliers of materials and labor for the significant majority of its Amplifier division product inventory but is pursuing alternative suppliers. As a result, should the Company’s current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

Concentrations of Other Risks

The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both domestic and international; economic conditions specific to the communications and A&D industries, in particular the communications infrastructure markets; demand for the Company’s products; the ability of the Company to mitigate downward pricing pressure related to the products it sells; the timely introduction of new products; the ability to manufacture efficiently; manufacturing capacity; the ability to safeguard intellectual property and secure patents in a rapidly evolving market; and reliance on wafer fabrication and assembly subcontractors, distributors and sales representatives. As a result, the Company experiences substantial period-to-period fluctuations.

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

The Company sold previously written-down inventory products with an original cost basis of approximately $722,000, $1.4 million and $2.6 million in 2004, 2003 and 2002, respectively. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories increased the Company’s gross margin for the year ended December 31, 2004 by approximately one-percentage-point. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	December 31,
	2004	2003
Raw materials	$4,756	$2,868
Work-in-process	1,474	2,394
Finished goods	2,266	1,235

	$8,496	$6,497

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

Property and equipment are as follows (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$17,952	$15,451
Computer equipment and software	2,588	2,195
Furniture and fixtures	1,107	1,100
Leasehold improvements	2,635	2,658

Total	24,282	21,404
Less accumulated depreciation and amortization	16,009	11,719

	$8,273	$9,685

Business Combinations

All of the Company’s business combinations have been accounted for using the purchase method of accounting. The Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on established valuation techniques using estimates and assumptions made by management.

Goodwill

The Company reviews goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company utilizes a two-step impairment test to perform its impairment analysis. In the first step, the fair value of each reporting unit is compared to its carrying value. The Company estimates the fair value of each of its reporting units based on an approach that takes into account forecasted discounted cash flows, market capitalization and market multiples of revenue for comparable companies in our industry. The Company’s fair value approach involves a significant amount of judgment, particularly with respect to the assumptions used in our discounted cash flows, and to a lesser extent, the selection of comparable publicly traded companies used in our market multiple of revenue analysis. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step is performed, and the implied fair value of the reporting unit’s goodwill is determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

The Company conducted its annual goodwill impairment analysis in the third quarters of 2004, 2003 and 2002 and concluded its goodwill was not impaired in any of those periods.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

Purchased intangible assets with finite lives are amortized over their estimated economic lives.

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the fair value of the assets based on the future cash flows the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. If it is determined that long-lived assets are impaired, the Company reduces the carrying amount of the asset to its estimated fair value.

Income Taxes

The Company accounts for income taxes using the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. Due to the Company’s inability to forecast sufficient future taxable income, the Company recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to zero.

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

Pro forma information regarding net income (loss) and net income (loss) per share is required under SFAS 123 and is calculated as if the Company had accounted for its employee and director stock options (including shares issued under the Employee Stock Purchase Plan) granted subsequent to December 31, 1994, under the fair value method of SFAS 123. The fair value of options granted in 2004, 2003 and 2002 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options	2004	2003	2002
Expected life (in years)	4.97	4.78	4.88
Risk-free interest rate	3.4%	3.0%	3.8%
Volatility	1.21	1.32	1.38
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan Shares	2004	2003	2002
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	1.5%	1.1%	1.7%
Volatility	0.71	1.07	1.13
Dividend yield	0%	0%	0%

As discussed above, the valuation models used under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee and director options granted during 2004, 2003 and 2002 was $4.05, $1.87 and $2.87 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2004, 2003 and 2002 was $0.93, $0.98 and $1.08, respectively.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation, Transition and Disclosures” (SFAS 148). For purposes of this pro-forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods.

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002
Net income (loss) - as reported	$280	$(6,178)	$(10,564)
Add: Stock-based employee compensation expense, included in the determination of net income (loss) as reported, net of related tax effects	194	631	1,015
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(6,058)	(5,642)	(7,720)

Pro forma net loss	$(5,584)	$(11,189)	$(17,269)

Net income (loss) per share:
Basic and diluted - as reported	$0.01	$(0.19)	$(0.35)

Basic and diluted - pro forma	$(0.16)	$(0.35)	$(0.58)

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect it to be material.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

2. Net Income (Loss) Per Share

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

The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows (in thousands):

	2004	2003	2002
Weighted average common shares outstanding	34,593	32,383	29,856
Dilutive effect of employee stock options and awards	2,855	—	—

Weighted average common shares outstanding, assuming dilution	37,448	32,383	29,856

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. For 2004, approximately 455,000 of the Company’s stock options were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.

The effects of options to purchase 4,965,171 and 2,292,339 shares of common stock at average exercise prices of $1.91 and $2.43 for the years ended December 31, 2003 and 2002, respectively, have not been included in the computation of diluted net income (loss) per share as the effect would have been antidilutive.

3. Business Combinations

Acquisition of ISG Broadband, Inc.

On December 16, 2004, the Company acquired ISG Broadband, Inc. (ISG), a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets, for approximately $6.9 million in cash and estimated direct transaction costs of approximately $789,000 for a total preliminary purchase price of $7.7 million. Additional cash consideration of up to $7.15 million may become due and payable by the Company upon the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. To the extent sales of the selected products achieve a minimum gross margin percentage, the Company will be required to make additional payments to the former shareholders of ISG for a portion or all of the gross profit earned on such sales, up to a pre-defined maximum, as outlined below. The future cash payout of additional consideration, if any, will be payable in the quarter following the end of the applicable annual earn-out period, as outlined below, and will be recorded as additional goodwill. The range of possible payment is as follows (in thousands):

	Possible Payment Range
Earn-out Period	Low End of Range	High End of Range
Year ending December 31, 2005	$—	$1,150
Year ending December 31, 2006	$—	$3,000

Year ending December 31, 2007	$—	$3,000

	$—	$7,150

The Company’s results of operations include the effect of ISG subsequent to December 16, 2004.

The allocation of the purchase price is preliminary until finalization of all direct transaction costs and pre-acquisition contingencies. The Company has identified a pre-acquisition contingency related to certain inventory products that are to be used for a specific application for which ISG was not qualified by the customer to manufacture such products as of the consummation date of the acquisition. Prior to the closing of the acquisition, ISG had recorded an inventory valuation reserve of approximately $358,000 for the excess of cost over estimated net realizable value for this inventory. To the extent the Company determines it is unable to sell this inventory because of a lack of qualification, an additional write-down of up to $350,000 would be required. Likewise, to the extent Sirenza is able to sell this inventory for this specific application, a reduction to the reserve of up to $358,000 would be required. Adjustments to the aforementioned inventory reserve related to this specific contingency prior to December 16, 2005, the estimated end of the allocation period, will be included in the allocation of the purchase price, resulting in an increase or decrease to goodwill.

Any adjustment to the aforementioned inventory reserve subsequent to December 16, 2005 or related to events occurring subsequent to December 16, 2004 will be included in the determination of net income in the period in which the adjustment is determined.

The Company does not anticipate direct transaction costs to be materially different than the current estimate of $789,000.

The goodwill resulting from this acquisition has been assigned to the Amplifier division for segment reporting purposes and is expected to be deductible for income tax purposes.

The allocation of the preliminary purchase price is summarized below (in thousands):

Cash	$154
Accounts Receivable	1,538
Inventory	579
Prepaid and other current assets	232
Property, plant and equipment	160
Amortizable intangible assets:
Developed product technology	1,970
Core technology	860
Customer relationship	100
Goodwill	1,412
Accounts payable	(416)
Accrued liabilities	(634)
Deferred revenue	(167)
Accrued restructuring	(310)
In-process research and development	2,180

$7,658

Developed product technology consists of IC and module technologies for use in the CATV market and is technologically feasible.

The developed product technology is intended to strengthen the Company’s market position in the CATV market. The Company is amortizing the fair value of developed product technology over the estimated period in which the related revenues are anticipated to be recognized, or between 49 and 73 months. The weighted average amortization period for developed product technology is approximately 68 months.

Core technology consists of IC proprietary knowledge that is technologically feasible. The Company intends to leverage this proprietary knowledge to develop new and improved IC based products. The Company is amortizing the fair value of core technology over the estimated period in which the related revenues are anticipated to be recognized, or 60 months.

Customer relationship represents ISG’s relationship with an original equipment manufacturer (OEM) of VoIP telephony products. The Company is amortizing the fair value of this customer relationship over the estimated period in which the related revenues are anticipated to be recognized, or 49 months.

Of the total purchase price, approximately $2.2 million has been allocated to in-process research and development (IPR&D) and was expensed in the fourth quarter of 2004. Projects that qualify as IPR&D are those that have not yet reached technological feasibility and for which no alternative future use exists. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

The fair value assigned to IPR&D was determined using the income approach. The income approach estimates costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by ISG.

The rates utilized to discount the net cash flows to their present values are based on ISG’s weighted average cost of capital, calculated employing estimates of required equity rates of return and after-tax costs of debt based on a group of peer companies. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 27%-28% were deemed appropriate for valuing the IPR&D.

The Company believes the amounts determined for IPR&D are reasonable estimates of fair value and do not exceed the amounts a third party would pay for these projects. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results.

The Company recorded a restructuring liability of $310,000 to eliminate duplicative ISG facilities and for ISG employee termination costs in connection with the acquisition. These costs were recognized as a liability assumed in the business combination and included in the allocation of the cost to acquire ISG. See Note 11 for more information pertaining to the Company’s restructuring activities.

In connection with the acquisition of ISG, the Company recorded all of the acquired deferred revenue of ISG at the consummation of the business combination in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” The deferred revenue balance of ISG at the date of the consummation of the business combination relates primarily to a development contract, for which ISG had received development funding that is subject to refunding in the event ISG does not deliver products to the specification and approval of the counterparty to the development contract on or before October 31, 2005.

Acquisition of Vari-L Company, Inc.

On May 5, 2003, the Company acquired substantially all of the assets of Vari-L Company, Inc. (Vari-L) and assumed specified liabilities of Vari-L in exchange for approximately 3.3 million shares of the Company’s common stock, valued at approximately $4.7 million, approximately $9.1 million in cash and incurred $2.4 million in estimated direct transaction costs for an aggregate purchase price of $16.2 million. The Company recorded approximately $3.5 million of goodwill and $6.0 million of amortizable purchased intangible assets in connection with the Vari-L acquisition. The Company is amortizing the acquired intangible assets, consisting of developed product technology, customer relationships and committed customer backlog, on a straight-line basis over their estimated useful lives ranging from 12 to 68 months.

The Company’s results of operations include the effect of Vari-L subsequent to May 5, 2003.

Acquisition of Xemod Incorporated

On September 11, 2002, the Company acquired Xemod Incorporated (Xemod) for approximately $4.9 million in cash and accrued transaction costs, with additional contingent cash consideration of up to approximately $3.4 million. The conditions required of the seller to fulfill the contingent consideration lapsed on April 9, 2003. The Company recorded approximately $708,000 of goodwill and $770,000 of amortizable purchased intangible assets in connection with the Xemod acquisition. The Company is amortizing the acquired intangible assets, consisting of patented core technology and internal-use software, on a straight-line basis over their estimated useful lives ranging from 36 to 60 months.

The Company’s results of operations include the effect of Xemod subsequent to September 11, 2002.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company and ISG and Vari-L as if the acquisitions had occurred on January 1, 2003. Adjustments of $426,000 and $957,000 have been made to the combined results of operations for years ended December 31, 2004 and 2003, respectively, reflecting amortization of acquisition-related intangible assets, as if the acquisitions had occurred on January 1, 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Year Ended December 31,
(in thousands, except per share data)	2004	2003
Net revenues	$70,815	$52,111

Net loss	$(496)	$(10,758)

Basic and diluted net loss per share	$(0.01)	$(0.32)

The unaudited pro forma information above includes the effects of the acquisition of Vari-L by Sirenza for the year ended December 31, 2003, as if the acquisition occurred on January 1, 2003. Excluding the pro forma effects of the acquisition of Vari-L by Sirenza, pro forma net revenues would have totaled $46.5 million, pro forma net loss would have totaled $7.6 million and pro forma basic and diluted net loss per share would have totaled $0.24, respectively, for the year ended December 31, 2003.

The unaudited pro forma financial information above includes the following material, unusual, infrequent or non-recurring charges related to the fiscal year ended December 31, 2004: acquired IPR&D charges of approximately $2.2 million, impairment charges of approximately $1.5 million related to the Company’s investment in GCS and an accrued restructuring liability adjustment of $98,000.

The unaudited pro forma financial information above includes the following material, unusual, infrequent or non-recurring charges related to the fiscal year ended December 31, 2003: relocation costs to move the Company’s personnel and its manufacturing operations to Broomfield, Colorado of $1.1 million, Company restructuring charges of $434,000, Vari-L expenses related to workforce reductions of $566,000, Vari-L proceeds from the sale of life insurance contracts of $368,000, ISG restructuring charges of $283,000, an ISG gain related to sales discounts not redeemed of $511,000 and an ISG gain related to the reimbursement of written-down inventories due to a factory fire at a subcontractor of approximately $561,000.

4. Amortizable Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets aggregated $1.5 million, $1.2 million and $48,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of acquisition-related intangible assets in 2003 included amortization associated with the Company’s acquisitions of Vari-L and Xemod. Amortization of acquisition-related intangible assets in 2002 included amortization associated with the Company’s acquisition Xemod.

The Company’s acquisition-related intangible assets were as follows (in thousands, except weighted average amortization period data):

	December 31, 2004				December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (in months)
Amortizable acquisition-related intangible assets:
Developed Product Technology	$6,810	$1,515	$5,295	66	$4,840	$599	$4,241	65
Customer Relationships	970	546	424	34	870	218	652	32
Core Technology Leveraged	860	—	860	60	—	—	—	—
Patented Core Technology	700	375	325	53	700	208	492	53
Committed Customer Backlog	310	310	—	12	310	207	103	12
Internal Use Software	70	53	17	36	70	29	41	36

Total	$9,720	$2,799	$6,921	60	$6,790	$1,261	$5,529	57

As of December 31, 2004, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2005	$1,838
2006	1,797
2007	1,609
2008	1,227
2009	318
Thereafter	132

$6,921

5. Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2004 are as follows (in thousands):

	Amplifier Division	Signal Source Division	Total
Balance as of December 31, 2003	$708	$3,511	$4,219
Goodwill acquired during the period	1,412	—	1,412

Balance as of December 31, 2004	$2,120	$3,511	$5,631

6. Investment in GCS

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

The Company regularly evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan at the time of our investment, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. There is no public market for securities of GCS, and the factors mentioned above require management to make significant judgments about the fair value of the GCS securities.

In the fourth quarters of 2004 and 2002, the Company determined that an other than temporary decline in value of its investment had occurred. Accordingly, the Company recorded a charge of approximately $1.5 million in 2004 and $2.9 million in 2002 to reduce the carrying value of its investment to its estimated fair value. The fair value has been estimated by management and may not be reflective of the value in a third party financing event.

The ultimate realization of the Company’s investment in GCS will be dependent on the occurrence of a liquidity event for GCS, and/or our ability to sell our GCS shares, for which there is currently no public market. The likelihood of any of these events occurring will depend on, among other things, the market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets’ receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if the Company is able to sell its GCS shares, the sale price may be less than carrying value of the investment, which could have a material adverse effect on the Company’s consolidated results of operations.

The Company purchased materials used in production and research and development from GCS in 2004, 2003 and 2002. Sirenza purchased $632,000, $374,000 and $732,000 of materials from GCS in 2004, 2003 and 2002, respectively.

7. Restricted Cash

The Company entered into a facility lease in Broomfield, Colorado in 2003 that required the Company to maintain a $1.0 million irrevocable letter of credit as a security deposit for the facility lease. On the second anniversary of the commencement date of the lease (June 1, 2004), and in each succeeding anniversary, provided that no event of default exists, the letter of credit may be reduced by $200,000. The letter of credit is included on the consolidated balance sheet as “Other non-current assets”.

8. Capital Lease Obligations

Capital Lease Obligations

The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated approximately $730,000 at December 31, 2004 and 2003, respectively. Related accumulated depreciation was approximately $599,000 and $400,000 at December 31, 2004 and 2003, respectively. Depreciation expense related to assets under capital leases is included in depreciation expense. In addition, the capital leases are generally secured by the related equipment and the Company is required to maintain liability and property damage insurance.

Future minimum lease payments under noncancelable capital leases totaled $59,000 (all due in 2005) at December 31, 2004, of which $3,000 represents interest.

9. Commitments

The Company leases its facilities under operating lease agreements, which expire at various dates through 2009. Future minimum lease payments under these leases as of December 31, 2004 are as follows (in thousands):

2005	$1,666
2006	1,035
2007	687
2008	242
2009	34

$3,664

Rent expense under the operating leases was $1.3 million, $1.3 million and $736,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Unconditional Purchase Obligations

The Company has unconditional purchase obligations to certain suppliers that supply the Company’s wafer requirements. Because the products the Company purchases are unique to it, its agreements with these suppliers prohibit cancellation subsequent to the production release of the products in its suppliers’ manufacturing facilities, regardless of whether the Company’s customers cancel orders.

The Company also has unconditional purchase obligations with a vendor who provides the Company with outsourced manufacturing services. Because certain products the Company purchases are unique to it, its agreement with this vendor prohibits cancellation subsequent to the vendor placing purchase orders with its suppliers. At December 31, 2004, the Company had approximately $935,000 of unconditional purchase obligations.

10. Contingencies

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. In addition, the Company does not believe the ultimate outcome will have a material adverse impact on the Company’s results of operations or financial condition.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by the Company for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, the Company filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Even though the Company believes Mini-circuits’ claims to be without merit and intends to defend the case and assert its claims vigorously, if the Company ultimately loses or settles the case, it may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of December 31, 2004. Even if the Company is entirely successful in the lawsuit, the Company may incur significant legal expenses and the Company’s management may expend significant time in the defense.

On August 11, 2003, OneSource Financial Corp. filed a complaint against the Company and John and Susan Ocampo in the District Court for Travis County, Texas. The Company was served with the complaint on September 15, 2003 and filed its answer on October 16, 2003. The complaint alleges breach of contract by the Company and breach of guaranty by John and Susan Ocampo with respect to an equipment lease entered into in 1999. OneSource alleges that the terms of the lease provided for an automatic renewal of the lease upon expiration of the original term in April 2003 and seeks additional monthly rental payments on the equipment in addition to a fair market value buyout of the equipment, accrued interest, liquidated damages and attorneys’ fees. The Company believes

OneSource’s claims for breach of contract to be without merit and intends to defend the case vigorously. However, if the Company ultimately loses or settles the case, the Company may be liable for the amounts claimed by OneSource and other costs of litigation. The Company has estimated the range of loss in the event of an unfavorable outcome of the matter of up to $400,000. Even if the Company is entirely successful in the lawsuit, the Company may incur significant legal expenses and the Company’s management may expend significant time in the defense.

11. Restructuring Activities

Acquisition-Related Restructuring Costs Capitalized in 2004 as a Cost of Acquisition

During the fourth quarter of 2004, in connection with the acquisition of ISG, the Company’s management approved and initiated plans to restructure the operations of the ISG organization. The Company recorded $310,000 to eliminate duplicative ISG facilities and for ISG employee termination costs. These costs were recognized as a liability assumed in the business combination and included in the allocation of the cost to acquire ISG and, accordingly, have been included as an increase to goodwill.

Of the restructuring cost, $61,000 related to severance and fringe benefits associated with the termination of four employees. Of the four terminations, two were engaged in manufacturing activities, one was engaged in sales and marketing activities and one was engaged in general and administrative activities. All of the terminated employees were from the United States. The terminations were concluded in the fourth quarter of 2004. Approximately $55,000 of the severance and fringe benefits was paid in the fourth quarter of 2004. The remaining cash expenditures related to the severance and fringe benefits are expected to be paid in the first quarter of 2005.

An additional $37,000 of the restructuring cost relates to severance and fringe benefits or relocation costs for two employees. These employees will either be terminated or relocated to the Company’s Broomfield, Colorado facility. One of these employees is engaged in manufacturing activities and the other employee is engaged in general and administrative activities. Both of these employees reside in the United States. The severance and fringe benefits or relocation costs are expected to be paid in the first half of 2005. In the event these employees are terminated, they are not required to render service until their respective termination dates in order to receive any termination benefits.

Of the restructuring cost, $212,000 related to costs of exiting duplicative facilities primarily related to noncancelable lease costs. The Company estimated the cost of duplicative facilities based on the contractual terms of its noncancelable lease agreement. Given the short duration of the remaining contractual lease term that expires in May of 2005, the Company assumed that the exited facility would not be subleased.

Acquisition-Related Restructuring Costs Capitalized in 2002 as a Cost of Acquisition

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

The following table summarizes the activities related to the Company’s accrued restructuring balance during 2004 (in thousands):

	Accrued Restructuring Balance at December 31, 2003	2004 Restructuring Charged to Goodwill	Cash Payments	Non-cash Charges and Adjustments	Accrued Restructuring Balance at December 31, 2004
2004 acquisition-related restructuring activities	$—	$310	$(55)	$—	$255
2002 acquisition-related restructuring activities	110	—	(94)	$—	16
2002 restructuring activities	180	—	(90)	$—	90
2001 restructuring activities	440	—	(185)	$(98)	157

	$730	$310	$(424)	$(98)	$518

The following table summarizes the Company’s restructuring costs and activities from inception through December 31, 2004 (in thousands):

	Amount Charged to Restructuring or Goodwill		Cash Payments		Non-cash Charges		Accrued Restructuring Balance at December 31, 2004
	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments
2004 acquisition-related restructuring activities	$98	$212	$(55)	$—	$—	$—	$43	$212
2002 acquisition-related restructuring activities	28	365	(28)	(227)	—	(122)	—	16
2002 restructuring activities	120	271	(120)	(181)	—	—	—	90
2001 restructuring activities	481	2,189	(464)	(1,243)	(17)	(789)	—	157

	$727	$3,037	$(667)	$(1,651)	$(17)	$(911)	$43	$475

The remaining cash expenditures related to the noncancelable lease commitments are expected to be paid over the respective lease terms, the latest of which ends in 2006.

12. Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of and may determine the rights, preferences, and terms of preferred stock.

Common Stock

Each share of the Company’s Common Stock is entitled to one vote. The holders of common stock are also entitled to receive dividends from legally available assets of the Company when and if declared by the Board of Directors.

Stock Option Plan

In January 1998, the Company established the 1998 Stock Plan (the 1998 Plan) under which stock options may be granted to employees, directors and consultants of the Company. In 2000, the Board of Directors approved an amendment and restatement of the 1998 Plan to, among other things, provide for automatic increases on the first day of each of the Company’s fiscal years beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. A total of 1,023,306, 900,198 and 891,823 shares were authorized for issuance under the 1998 Plan in 2004, 2003 and 2002, respectively, representing 3% of the outstanding shares on January 1, 2004, 2003 and 2002, respectively. The shares may be authorized, but unissued, or reacquired Common Stock.

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

In the second quarter of 2004, the Company granted 100,000 shares of non-vested common stock (stock awards) to an employee under the 1998 Stock Plan. The stock awards were granted at par value ($0.001) and vest on a cliff basis, three years from the date of grant. However, fifty percent (50%) of the stock awards immediately vest in the event that the closing trading price of the Company’s Common Stock on The Nasdaq National Market is greater than or equal to $6.396 for five consecutive trading days.

The Company measured the fair value of the stock awards based upon the fair market value of the Company’s common stock on the date of grant. Compensation cost of $382,900 will be recognized on a straight-line basis over the vesting period of the stock awards, or sooner, to the extent vesting accelerates. In the fourth quarter of 2004, the Company’s stock price exceeded $6.396 for five consecutive trading days resulting in the acceleration of vesting of the stock awards. As a result, the Company recorded compensation cost of approximately $154,000 in the fourth quarter of 2004 as general and administrative expenses. Total compensation cost recorded in 2004 was $191,000.

The following is a summary of option and employee stock award activity for the 1998 Plan:

	Outstanding Stock Options
	Shares Available	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2001	620,534	3,751,604	$0.92 – $47.44	$9.58
Authorized	891,823	—	$—	$—
Granted	(1,262,500)	1,262,500	$1.15 – $5.85	$3.16
Exercised	—	(109,380)	$0.92 – $1.50	$1.27
Canceled	2,612,385	(2,612,385)	$0.92 – $47.44	$13.10

Balance at December 31, 2002	2,862,242	2,292,339	$0.92 – $29.88	$2.43
Authorized	900,198	—	$—	$—
Granted	(3,986,416)	3,986,416	$1.34 – $4.98	$1.67
Exercised	—	(433,988)	$0.92 – $4.79	$1.34
Canceled	879,596	(879,596)	$0.92 – $29.88	$2.46

Balance at December 31, 2003	655,620	4,965,171	$0.92 – $17.75	$1.91
Authorized	1,023,306	—	$—	$—
Granted	(1,333,550)	1,333,550	$0.001 - $7.280	$4.45
Exercised	—	(632,354)	$0.001 - $4.76	$1.17
Canceled	94,798	(94,798)	$1.34 - $1.79	$1.58

Balance at December 31, 2004	440,174	5,571,569	$1.15 - $17.75	$2.61

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.15 - $1.47	1,774,171	8.21	$1.34	919,981	$1.34
$1.50 - $1.66	1,869,651	7.15	$1.57	1,047,160	$1.55
$1.90 - $4.57	551,355	7.92	$3.71	230,019	$3.46
$4.58 - $5.19	946,767	9.62	$4.65	59,538	$4.83
$5.20 - $5.79	303,000	9.27	$5.74	42,000	$5.50
$7.28 - $17.75	126,625	6.56	$8.18	103,248	$8.31

$1.150 - $17.75	5,571,569	8.09	$2.61	2,401,946	$2.10

Employee Stock Purchase Plan

In February 2000, the Company’s Board of Directors and Stockholders approved and established the 2000 Employee Stock Purchase Plan (the Employee Stock Purchase Plan). The Employee Stock Purchase Plan provides for an automatic annual increase on the first day of each of the Company’s fiscal years beginning January 1, 2001 equal to the lesser of 350,000 shares, 1% of the outstanding Common Stock on that date, or a lesser amount as determined by the Board. A total of 341,102, 300,066 and 297,274 shares were authorized for issuance under the Employee Stock Purchase Plan in 2004, 2003 and 2002, respectively, representing 1% of the outstanding shares on January 1, 2004, 2003 and 2002, respectively. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock at 85% of fair market value at specific, predetermined dates. Employees purchased 657,876 and 414,949 shares for approximately $942,000 and $530,000 in 2004 and 2003, respectively.

Shares of Common Stock reserved for future issuance are as follows:

	December 31,
	2004	2003
1998 Stock Plan	6,011,743	5,620,791
2000 Employee Stock Purchase Plan	14,446	331,220

	6,026,189	5,952,011

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

Deferred Stock Compensation

In connection with the grant of stock options to employees prior to the Company’s initial public offering, the Company recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2004, 2003 and 2002, the Company amortized $3,000, $631,000 and $1.0 million, respectively, of this deferred stock compensation. All of this deferred stock compensation has been amortized as of December 31, 2004.

13. Employee Benefit Plans

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

Contributions to the Plan during the year ended December 31, 2004, 2003 and 2002 were approximately $317,000, $240,000 and $160,000, respectively.

14. Income Taxes

The Company’s income (loss) before taxes consisted of the following (in thousands):

	December 31,
	2004	2003	2002
Domestic	$343	$(6,672)	$(10,921)
Foreign	72	369	416

	$415	$(6,303)	$(10,505)

The Company’s provision for (benefit from) income taxes for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

	December 31,
	2004	2003	2002
Current:
Federal	$83	$—	$—
State	27	—	—
Foreign	25	(125)	59

Provision for (benefit from) income taxes	$135	$(125)	$59

A reconciliation of taxes computed at the federal statutory income tax rate to the provision (benefit) for income taxes is as follows (in thousands):

	December 31,
	2004	2003	2002
U.S. federal tax provision (benefit) at statutory rate	$145	$(2,206)	$(3,677)
State income taxes, net	17	—	—
Foreign taxes	25	(125)	59
Acquired in-process research and development	—	—	770
Valuation allowance	(75)	1,969	2,705
Amortization of deferred stock compensation	1	221	355
Other	22	16	(153)

	$135	$(125)	$59

Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$24,001	$27,454
Accruals and reserves	3,037	3,846
Deferred margin on distribution inventory	417	425
Tax credits	1,840	2,932
Capitalization of R&D expenses	3,862	5,553
Book over tax depreciation and amortization	1,399	—
Impairment of investment in GCS	1,730	1,131
Other	380	378

Total deferred tax assets	36,666	41,719
Valuation allowance	(36,534)	(41,280)

Gross deferred tax assets	132	439
Deferred tax liabilities:
Acquisition-related items	(132)	(217)
Tax over book depreciation and amortization		(222)

Total deferred tax liabilities	(132)	(439)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2004, the Company had deferred tax assets of approximately $36.7 million. The Company has evaluated the need for a valuation allowance for the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2004, the Company had no ability to realize its deferred tax assets through carrybacks or available tax planning strategies. Additionally, based on cumulative pre-tax losses the Company has sustained in the three years ended December 31, 2004 and the current economic uncertainty in the Company’s industry that limits the Company’s ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance, in an amount equal to the Company’s net deferred tax assets was recorded as of December 31, 2004. The valuation allowance decreased by approximately $4.7 million in 2004 and increased by approximately $4.9 million and $12.3 million in 2003 and 2002, respectively.

The decrease in the valuation allowance for the period ended December 31, 2004 was primarily due to the Company re-evaluating acquisition-related tax attributes and determining that these attributes would not be available for use in future periods. As a result, the valuation allowance attributable to acquisition-related items was reduced to $5.7 million for the period ended December 31, 2004 from $12.5 million for the period ended December 31, 2003. The remaining $5.7 million valuation allowance attributable to acquisition-related items, if and to the extent realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of the Company’s acquired subsidiary and then income tax expense. Approximately $15.0 million of the Company’s valuation allowance was attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when and if realized.

As of December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $66.2 million, which expire beginning in 2019. The Company also has state net operating loss carryforwards of approximately $21.1 million, which expire beginning in the year 2006. The Company also has federal and California research and development tax credits of $1.1 million each. The federal research credits will begin to expire in the year 2011 and the California research credits have no expiration date.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

15. Comprehensive Income

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

December 31, 2004
Net unrealized loss on available-for sale investments	$(53)

$(53)

Changes to accumulated other comprehensive income (loss) and related tax effects were as follows (in thousands):

December 31, 2004
Change in unrealized loss on available-for-sale investments, net of tax of $0	$(53)

$(53)

16. Related Party Transactions

The Company previously purchased assembly services from a packaging subcontractor and supplier of contract manufacturing services located in the Philippines (the Supplier). The Supplier’s principal stockholder is a cousin of the Company’s chairman of the board. Effective in April of 2003, the Company ceased purchasing assembly services from the Supplier.

The Company paid the Supplier approximately $247,000 in 2004 related to assembly services provided in previous years. Purchases from the Supplier totaled $0, $104,000 and $339,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the Company did not owe any amounts to this Supplier.

17. Segments of an Enterprise and Related Information

The Company operates in two business segments, the Amplifier division and the Signal Source division. The Amplifier division consists of our amplifier, power amplifier, power module and discrete product lines. As a result of the acquisition of ISG, the Amplifier division’s products also include the broadband product line. The Signal Source division consists of our signal processing and aerospace and defense product lines, most of which we acquired in the Vari-L acquisition. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment. The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer of the Company, evaluates performance and allocates resources based on the operating income (loss) of each segment.

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, certain general and administrative expenses, amortization of deferred stock compensation, amortization of acquisition related intangible assets, acquired in-process research and development charges, restructuring, GCS impairment charges, interest income and other, net, interest expense, and the provision for (benefit from) income taxes, as the aforementioned items are not allocated for purposes of the CODM’s reportable segment review. Assets and liabilities are not discretely reviewed by the CODM.

	Amplifier Division	Signal Source Division	Total Segments	Non- Segment Items	Total Company
For the year ended December 31, 2004
Net revenues from external customers	$28,778	$32,478	$61,256	$—	$61,256

Operating income (loss)	$9,564	$10,309	$19,873	$(19,687)	$186

For the year ended December 31, 2003
Net revenues from external customers	$23,735	$14,775	$38,510	$—	$38,510

Operating income (loss)	$1,128	$1,584	$2,712	$(9,398)	$(6,686)

For the year ended December 31, 2002
Net revenues from external customers	$20,658	$52	$20,710	$—	$20,710

Operating income (loss)	$(4,992)	$36	$(4,956)	$(6,442)	$(11,398)

The segment information above has been restated to reflect the change in the number of the Company’s segments from four to two in the second quarter of 2003, primarily as a result of the acquisition of Vari-L.

The following is a summary of geographical information (in thousands):

	December 31,
	2004	2003	2002
Net revenues from external customers:
United States	$14,582	$15,352	$11,882
Foreign countries	46,674	23,158	8,828

	$61,256	$38,510	$20,710

Long-lived assets:
United States	$15,391	$15,399	$6,872
Foreign countries	12	4	793

	$15,403	$15,403	$7,665

In 2004 and 2003, sales to customers located in China represented approximately 34% and 16% of the Company’s net revenues, respectively. In 2002, sales to customers located in Sweden represented approximately 15% of the Company’s net revenues.

The Company’s long-lived assets located outside of the United States reside in the United Kingdom and China at December 31, 2004. All of the Company’s long-lived assets outside of the United States at December 31, 2003 resided in the United Kingdom. Substantially all of the Company’s long-lived assets outside of the United States at December 31, 2002 resided in Canada.

Four of the Company’s customers, Solectron, Acal, plc (Acal), Avnet Electronics Marketing (Avnet) and Planet Technology (H.K.) Ltd. accounted for approximately 17%, 14%, 13% and 11% of net revenues, respectively, for the year ended December 31, 2004. Two of the Company’s customers, Avnet and Acal accounted for approximately 16% and 12% of net revenues, respectively, for the year ended December 31, 2003. Three of the Company’s customers, Richardson Electronics Laboratories, Avnet and Ericsson accounted for approximately 37%, 16% and 13% of net revenues, respectively, for the year ended December 31, 2002. No other customer accounted for more than 10% of net revenues during these periods.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s evaluation did not include assessing the effectiveness of internal control over financial reporting at ISG Broadband, Inc., (ISG) which was acquired on December 16, 2004. Total revenue of ISG included in our consolidated results of operations for the year ended December 31, 2004 was less than 1% of consolidated revenue. Our consolidated results of operations for the year ended December 31, 2004 included net income of $108,000 before charges for ISG in-process research and development of approximately $2.2 million and amortization of ISG acquired intangible assets of approximately $20,000. The assets and net assets of ISG at December 31, 2004 were approximately $7.0 million and $5.5 million, respectively.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included on pages 59-60 of this Annual Report on Form 10-K.

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

Inherent Limitations on Effectiveness of Controls

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Certain background information regarding the current directors of the Company as of March 1, 2005 has been set forth below for your reference. There are no family relationships among any directors or executive officers of the Company, other than that between John Ocampo, the Chairman of the Board of Directors of the Company, and his spouse Susan Ocampo, the Treasurer of the Company.

Class I Directors (Term Expiring in 2007)

Robert Van Buskirk, Age 55. Mr. Van Buskirk has served as the Company’s President and Chief Executive Officer and as a director since June 1999. Before joining the Company, Mr. Van Buskirk held the position of Executive Vice President of Business Development and Operations from August 1998 to May 1999 at Multilink Technology Corporation, a company specializing in the design, development, and marketing of high bit-rate electronic products for advanced fiber optic transmission systems. Prior to his position at Multilink, Mr. Van Buskirk held various management positions at TRW (now Northrop Grumman), a semiconductor wafer manufacturer, including Executive Director of the TRW GaAs telecom products business from 1993 to August 1998. Mr. Van Buskirk holds a B.A. from California State University at Long Beach.

Peter Chung, Age 37. Mr. Chung has served as a director of the Company since October 1999. Mr. Chung is a General Partner and Member of various entities affiliated with Summit Partners, L.P., a venture capital and private equity firm, where he has been employed since August 1994. Prior to attending Stanford Business School, Mr. Chung was a Financial Analyst with the Mergers and Acquisitions department at Goldman, Sachs & Co. from 1989 to 1992. Mr. Chung also serves as a director of iPayment, Inc., a provider of credit and debit card-based payment processing services to small merchants, SeaBright Insurance Holdings, Inc., a specialty provider of workers’ compensation insurance, and a number of privately held companies. Mr. Chung holds an A.B. from Harvard University and an M.B.A. from Stanford University.

Class II Directors (Term Expiring in 2005)

John Bumgarner, Jr., Age 62. Mr. Bumgarner has served as a director of the Company since December 1999. Mr. Bumgarner previously served as Chief Operating Officer and President of Strategic Investments for Williams Communications Group, Inc., a high technology company, from May 2001 to November 2002. Williams Communications Group, Inc., filed a Plan of Reorganization with the U.S. Bankruptcy Court for the Southern District of New York in August 2002. Mr. Bumgarner joined The Williams Companies, Inc., in 1977 and served as Senior Vice President of Williams Corporate Development and Planning and then served as President of Williams International Company as well as President of Williams Real Estate Company prior to joining Williams Communications Group, Inc. Mr. Bumgarner also serves as a director of MPSI, a global software and database company, Energy Partners, Ltd., an oil and natural gas exploration and production company, and one or more privately held companies. Mr. Bumgarner holds an B.S. from the University of Kansas and an M.B.A. from Stanford University.

Casimir Skrzypczak, Age 63. Mr. Skrzypczak has served as a director of the Company since January 2000. Since July 2001, Mr. Skrzypczak has been a General Partner of Global Asset Capital, a private equity investor. From November 1999 to July 2001, Mr. Skrzypczak served as a Senior Vice President at Cisco Systems, a networking systems company. Prior to joining Cisco, Mr. Skrzypczak served as a Group

President at Telcordia Technologies, a telecommunications company, from March 1997 to October 1999. From 1985 to March 1997, Mr. Skrzypczak served as President of NYNEX Science & Technology, Inc., a subsidiary of NYNEX Corporation, a telecommunications company. Mr. Skrzypczak also serves as a director of JDS Uniphase, a fiber-optic products manufacturer, ECI Telecom Ltd., a supplier of telecommunications networking solutions, WebEx Communications, a provider of web communications services, Somera Communications, Inc., a supplier of telecommunications infrastructure equipment and services, and a number of privately held companies. Mr. Skrzypczak holds a B.E. from Villanova University and an M.B.A. from Hofstra University.

Class III Directors (Term Expiring in 2006)

John Ocampo, Age 45. Mr. Ocampo, a co-founder of Sirenza, has served as the Company’s Chairman of the Board since December 1998 and has served as a director since the Company’s inception. From May 1999 to September 2002, Mr. Ocampo also served as the Company’s Chief Technology Officer, and from 1984 to May 1999 as the Company’s President and Chief Executive Officer. From 1982 to 1984, Mr. Ocampo served as General Manager at Magnum Microwave, an RF component manufacturer. From 1980 to 1982, he served as Engineering Manager at Avantek, a telecommunications engineering company, now Hewlett-Packard/Avantek. Mr. Ocampo holds a B.S.E.E. from Santa Clara University.

Gil Van Lunsen, Age 62. Mr. Van Lunsen has served as a director of the Company and Chair of the Board’s Audit Committee since October 2003. Prior to his retirement in June 2000, Mr. Van Lunsen was a Managing Partner of KPMG LLP and led the firm’s Tulsa, Oklahoma office. During his 33-year career, Mr. Van Lunsen held various positions of increasing responsibility with KPMG. He was elected to the partnership in 1977. Mr. Van Lunsen is currently a member of the Board of Directors and the Audit Committee Chairman at both Hillcrest Healthcare System in Tulsa, Oklahoma and Array Biopharma in Boulder, Colorado. Additionally, Mr. Van Lunsen was a member of the Ethics Compliance Committee of Tyson Foods, Inc. from January 1997 to December 2002. Mr. Van Lunsen received a B.S./B.A. in accounting from the University of Denver and is a Certified Public Accountant.

Information required by this item with respect to our executive officers is included in Part I, Item 1 above, under the caption “Executive Officers.”

Identification of Audit Committee

We have a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of our audit committee are Peter Chung, Casimir Skrzypczak and Gil Van Lunsen, with Mr. Van Lunsen serving as Chairman of the committee. Our board of directors has determined that each member of our audit committee is “independent” as that term is defined in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Van Lunsen qualifies as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K and is “independent” as defined by the applicable listing standards of the Nasdaq National Market. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Van Lunsen’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Van Lunsen any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a).

Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, the Company believes that, during 2004, all Section 16(a) filing requirements applicable to the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities were complied with, except as follows: a Form 4 for one transaction on August 6, 2004 was not timely filed by Jacquie Maidel, the Company’s Vice President, Human Resources. A corrective filing has been made for the above-described incidence of noncompliance. Based solely on the Company’s review of publicly-available Schedule 13G filings made during 2004, Wasatch Advisors, Inc. appears to have been an owner of more than 10% of the Company’s common stock for at least some portion of 2004. The Company does not know whether and to what extent Wasatch Advisors, Inc. complied with any applicable Section 16(a) filing requirements in 2004.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Ethics and Conduct. The Code of Ethics and Business Conduct is available on the Company’s website at www.sirenza.com/investors/corp_governance.html. Sirenza intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K with the Securities and Exchange Commission disclosing such information, or by posting such information on our website, at the address specified above, within the period required by Item 5.05 of Form 8-K and, as applicable, the listing standards of the Nasdaq National Market. The information found on our website or that may be accessed through our website is not a part of this report and is not incorporated herein by this reference.

Item 11. Executive Compensation

Executive Compensation

The following table shows, as to any person serving as Chief Executive Officer during 2004 and each of the four other most highly compensated executive officers of the Company during 2004 whose salary plus bonus exceeded $100,000 (together, the “Named Executive Officers”), information concerning compensation paid for services rendered to the Company during the last three fiscal years.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards (1) ($)	Securities Underlying Options/ SARs (2) (#)		All Other Compensation ($) (3)
Robert Van Buskirk President and Chief Executive Officer	2004 2003 2002	300,000 275,000 262,337	— — —	— 234,230 —	(4)	382,000 — —	— 480,000 300,000	(5) (6)	3,337 3,472 3,472
John Ocampo Chairman of the Board	2004 2003 2002	250,000 250,000 250,000	— — —	— — —		— — —	— — —		3,337 3,472 3,472
Charles Bland (9) Chief Operating Officer	2004 2003	250,000 163,014	25,000 —	— —		— —	30,000 250,000		3,337 3,058
Thomas Scannell Vice President, Finance and Chief Financial Officer	2004 2003 2002	215,000 205,000 196,510	— 10,000 5,000	— 114,062 2,628	(7) (8)	— — —	30,000 145,000 75,000	(5) (6)	3,294 3,386 3,256
Gerald Quinnell Chief Strategy Officer	2004 2003 2002	207,500 200,000 190,000	— — 5,000	— — 2,628	(8)	— — —	30,000 140,000 —	(5)	3,267 3,364 3,364

(1)	As of December 31, 2004, there were an aggregate of 100,000 shares of restricted stock issued to Named Executive Officers that remained outstanding, having an aggregate value of $656,000 based on the closing common stock per share price of $6.56 as reported on the Nasdaq National Market as of that date. The 100,000 shares of restricted stock granted to Mr. Van Buskirk vest as follows: 100% on the date that is three years following the date of grant, provided, however, that 50% of the shares immediately vest in the event that the closing trading price of the Company’s Common Stock on The Nasdaq National Market is greater than or equal to $6.396 for five consecutive trading days. In the fourth quarter of 2004, the Company’s stock price exceeded $6.396 for five consecutive trading days, resulting in vesting of 50% of such shares. In the event that any dividends are declared and paid on the common stock during the period during which any such restricted stock remains subject to vesting restrictions, such dividends shall be paid with respect to the restricted shares.
(2)	No stock appreciation rights have been granted by the Company.
(3)	Consist of matching contributions of $2,500 paid annually to each Named Executive Officer’s 401(k) plan account and term life insurance premiums paid by the Company. In 2004, term life insurance premiums in the following amounts were paid: $837 for each of Messrs. Bland, Van Buskirk and Ocampo, $794 for Mr. Scannell and $767 for Mr. Quinnell.
(4)	Consists of $139,589 paid to Mr. Van Buskirk in 2003 as a relocation allowance in connection with Mr. Van Buskirk’s move, at the Company’s request, from California to the area of the Company’s new corporate headquarters located in Broomfield, Colorado, and $94,641 paid to Mr. Van Buskirk as reimbursement for taxes due on such relocation allowance.
(5)	In the third quarter of 2002, Sirenza’s board of directors approved a voluntary stock option exchange program for employees and directors. Under the program, eligible employees and directors were given the opportunity to exchange certain unexercised stock options for new options to be granted at least six months and one day following the cancellation of the exchanged options. Each officer was granted new options in the first quarter of 2003 exercisable for an equal number of shares as the exchanged options. No additional options were granted in 2003 to the Named Executive Officers.
(6)	These options were tendered and cancelled pursuant to the Company’s voluntary stock option program described above.
(7)	Consists of $65,372 paid to Mr. Scannell in 2003 as a relocation allowance in connection with Mr. Scannell’s move, at the Company’s request, from California to the area of the Company’s new corporate headquarters located in Broomfield, Colorado, $44,180 paid to Mr. Scannell as reimbursement for taxes due on such relocation allowance, and $4,510 paid to Mr. Scannell as reimbursement for taxes due on the bonus paid during 2003.
(8)	Represents reimbursement for taxes due on bonus.
(9)	Mr. Bland joined the Company in May 2003.

Option/SAR Grants During Last Fiscal Year

The following table shows, as for each Named Executive Officer, information concerning stock options granted during 2004.

	Individual Grants
	Number of Securities Underlying Options/ SARs Granted (#)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh) (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name					5% ($)	10% ($)
Robert Van Buskirk	—	—	—	—	—	—
John Ocampo	—	—	—	—	—	—
Charles Bland	30,000	2.6%	4.58	10/22/2014	86,410	218,980
Thomas Scannell	30,000	2.6%	4.58	10/22/2014	86,410	218,980
Gerald Quinnell	30,000	2.6%	4.58	10/22/2014	86,410	218,980

(1)	Represents the fair market value of the underlying common stock on the date of grant.
(2)	Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten year option term. Potential realizable value is shown net of exercise price. These amounts are calculated based on the regulations promulgated by the SEC and do not reflect the Company’s estimate of future stock price growth.

Aggregated Option/SAR Exercises in Last Fiscal Year and

Fiscal Year-End Option/SAR Values

The following table sets forth, as to the Named Executive Officers, certain information concerning stock options exercised during 2004 and the number of shares subject to exercisable and unexercisable stock options as of the end of 2004. The table also sets forth certain information with respect to the value of stock options held by such individuals as of the end of 2004.

	Number of Shares Acquired on Exercise (#)	Value Received ($)	Number of Securities Underlying Unexercised Options/SARs at Last Fiscal Year End (#)		Value of Unexercised in-the-Money Options/SARs at Last Fiscal Year End ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert Van Buskirk	17,400	69,859	494,780	210,000	2,546,787	1,096,200
John Ocampo	—	—	—	—	—	—
Charles Bland	—	—	98,958	181,042	492,811	811,589
Thomas Scannell	33,169	110,142	210,627	105,104	780,458	390,541
Gerald Quinnell	30,540	169,214	129,033	91,250	665,457	379,125

(1)	The amount set forth represents the difference between the closing common stock share price of $6.56 on December 31, 2004, as reported by the Nasdaq National Market, and the applicable exercise price, multiplied by the applicable number of shares subject to the option.

Director Compensation

Independent directors are paid a cash retainer of $4,000 per year for attendance at regularly scheduled Board meetings and an additional cash retainer of $1,000 per year for attendance at special Board meetings; the chairmen of each board committee receive an additional cash retainer of $7,000 per year; and other committee members each receive an additional cash retainer of $2,000 per year. In addition, independent directors receive a fee of $500 for each regularly scheduled Board meeting attended (typically six per year). All cash payments are calculated and paid in quarterly installments. Directors are also reimbursed for expenses in connection with attendance at Board of Directors and committee meetings. Independent directors may not receive consulting, advisory or other compensatory fees from Sirenza in addition to their Board compensation. Employee directors are not paid for Board service in addition to their regular employee compensation. The following table shows the aggregate cash compensation paid to each independent director in 2004:

Director	Compensation in 2004
John Bumgarner, Jr.	$16,500
Peter Chung	$15,250
Casimir Skrzypczak	$12,000
Gil Van Lunsen	$16,500

Directors are also eligible to participate in the Company’s Amended and Restated 1998 Stock Plan. Pursuant to the Company’s Amended and Restated 1998 Stock Plan, non-employee directors are automatically granted an option to purchase 40,000 shares of common stock upon their initial election to the Board of Directors and an option to purchase an additional 10,000 shares of common stock each year following our annual stockholders meeting, so long as on such date, he or she has served on the Board of Directors for at least the previous six months. In 2004, each of Mr. Bumgarner, Mr. Chung, Mr. Skrzypczak and Mr. Van Lunsen were granted an option to purchase 10,000 shares of common stock at an exercise price of $3.96 per share. In the past, Mr. Chung did not receive any automatic option grants due to his affiliation with a former stockholder of the Company. Beginning in 2004, Mr. Chung is able to accept the automatic grants under the Amended and Restated 1998 Stock Plan and he was granted an option to purchase 10,000 shares at an exercise price of $3.96 in 2004. In addition, Mr. Chung was granted an option to purchase 40,000 shares of common stock at an exercise price of $4.23 per share in replacement of previously declined options.

Employment Agreements and Termination of Employment and Change of Control Arrangements

Sirenza has entered into employment-related agreements with seven of its executive officers: Charles Bland, the Company’s Chief Operating Officer, Gerald Hatley, the Company’s Vice President, Controller and Chief Accounting Officer, Gerald Quinnell, the Company’s Chief Strategy Officer, Thomas Scannell, the Company’s Vice President, Finance and Chief Financial Officer, Timothy Schamberger, the Company’s Vice President and General Manager, Signal Source division, and Robert Van Buskirk, the Company’s President and Chief Executive Officer and Clay Simpson, the Company’s Vice President and General Counsel. Any employment agreements disclosed in the Company’s prior periodic filings that are not listed here have expired by their terms or been cancelled. The following summarizes the material terms of each of the agreements listed above.

Relocation of Officers (Robert Van Buskirk, Thomas Scannell, Gerald Hatley and Clay Simpson)

In connection with the Company’s relocation of its corporate headquarters from Sunnyvale, California to Broomfield, Colorado, in September 2003 Sirenza entered into employment agreements with each of Mr. Hatley, Mr. Scannell and Mr. Van Buskirk that provided certain incentives to each officer to relocate their home and continue employment with Sirenza following the move. In connection with its hiring of Mr. Simpson in March 2005, Sirenza entered into an employment agreement with Mr. Simpson providing similar incentives.

The agreement with Mr. Van Buskirk provides for a two-year employment relationship commencing on August 1, 2003 and sets forth the base salary, bonus opportunity, options, benefits and the responsibilities of Mr. Van Buskirk’s position in effect at the time of execution of the agreement. The agreement will be automatically renewed for successive one-year terms unless either party provides notice of termination 60 days prior to the end of the existing term. Either the Company or Mr. Van Buskirk may terminate the employment relationship for any or no reason upon at least 30 days’ prior notice to the other party. However, if during the term of the agreement, Mr. Van Buskirk is terminated other than for “cause” or he resigns his employment with “good reason” (as such terms are defined in his agreement), Mr. Van Buskirk is entitled to continue to receive severance benefits equal to his base salary then in effect for a period of thirty months, and 50% of all unvested options will immediately accelerate and vest. In addition, if the involuntary termination occurs within 24 months of Mr. Van Buskirk’s move to Colorado, Mr. Van Buskirk is entitled to receive a payment in the amount of $22,500 as a moving allowance to return to California. Mr. Van Buskirk is also entitled to similar cash severance and acceleration of options if his employment is terminated due to his death. Pursuant to his employment agreement, Mr. Van Buskirk has also agreed not to engage in competitive activities with Sirenza for the lesser of (i) one year following termination of employment and (ii) such period of time during which he is entitled to severance benefits under the agreement.

The agreement with Mr. Scannell provides for a two-year employment relationship commencing on August 1, 2003 and sets forth the base salary, bonus opportunity, options, benefits and the responsibilities of Mr. Scannell’s position in effect at the time of execution of the agreement. The agreement will be automatically renewed for successive one-year terms unless either party provides notice of termination 60 days prior to the end of the existing term. Either the Company or Mr. Scannell may terminate the employment relationship for any or no reason upon at least 30 days’ prior notice to the other party. However, if during the term of the agreement, Mr. Scannell is terminated other than for “cause” or he resigns his employment with “good reason” (as such terms are defined in his agreement), Mr. Scannell is entitled to continue to receive severance benefits equal to his base salary then in effect for a period of eighteen months, and 50% of all unvested options will immediately accelerate and vest. In addition, if the involuntary termination occurs within 24 months of Mr. Scannell’s move to Colorado, Mr. Scannell is entitled to receive a payment in the amount of at least $13,900 but not to exceed $22,500 as a moving allowance for moving costs to return to California. Mr. Scannell is also entitled to similar cash severance and acceleration of options if his employment is terminated due to his death.

The agreement with Mr. Hatley provides for a two-year employment relationship commencing on September 1, 2003 and sets forth the base salary, bonus opportunity, options, benefits and the responsibilities of Mr. Hatley’s position in effect at the time of execution of the agreement. The agreement will be automatically renewed for successive one-year terms unless a party provides notice of termination 60 days prior to the end of the existing term. Either the Company or Mr. Hatley may terminate the employment relationship for any or no reason upon at least 30 days’ prior notice to the other party. However, if during the term of the agreement, Mr. Hatley is terminated other than for “cause” or he resigns his employment with “good reason” (as such terms are defined in his agreement), Mr. Hatley is entitled to continue to receive severance benefits equal to his base salary then in effect for a period of six months, and 50% of all unvested options will immediately accelerate and vest. In addition, if the involuntary termination occurs within 24 months of Mr. Hatley’s move to Colorado, Mr. Hatley is entitled to receive a payment in the amount of $3,600 as a moving allowance for moving costs to return to California. Mr. Hatley is also entitled to similar cash severance and acceleration of options if his employment is terminated due to his death.

The agreement with Mr. Simpson provides for a two-year employment relationship commencing on March 1, 2005 and sets forth the base salary, bonus opportunity, options, benefits and the responsibilities of Mr. Simpson’s position in effect at the time of execution of the agreement. The agreement will be automatically renewed for successive one-year terms unless a party provides notice of termination 60 days prior to the end of the existing term. Either the Company or Mr. Simpson may terminate the employment relationship for any or no reason upon at least 30 days’ prior notice to the other party. However, if during the term of the agreement, Mr. Simpson is terminated other than for “cause” or he resigns his employment with “good reason” (as such terms are defined in his agreement), Mr. Simpson is entitled to continue to receive severance benefits equal to his base salary then in effect for a period of six months, and 50% of all unvested options will immediately accelerate and vest. In addition, if the involuntary termination occurs within 24 months of Mr. Simpson’s move to Colorado, Mr. Simpson is entitled to receive a payment in the amount of $8,150 as a moving allowance for moving costs to return to California. Mr. Simpson is also entitled to similar cash severance and acceleration of options if his employment is terminated due to his death.

Vari-L Acquisition (Charles Bland and Timothy Schamberger)

In connection with the acquisition of Vari-L Company, Inc. in May 2003, the Company entered into employment agreements with each of Mr. Bland and Mr. Schamberger that provided certain incentives to each to begin and continue employment with Sirenza following the acquisition. These employment agreements superseded any previously existing employment agreements entered into by each of these individuals with Vari-L. The agreements with Messrs. Bland and Schamberger provide for an at-will employment relationship and established the initial base salary, bonus opportunity, options, benefits and the responsibilities of each position at the time of hire. Although the employment agreement is at-will, each agreement also provides that if, between the day following such officer’s one year anniversary of starting employment with Sirenza and his two year anniversary of starting employment with Sirenza, he is terminated other than for “cause” or he resigns his employment with “good reason” (as such terms are defined in his agreement), and signs and does not revoke a general release of claims in Sirenza’s favor, which release is reasonably acceptable to Sirenza, then such officer will be entitled to continue to receive his base salary then in effect for a period of six months. Mr. Bland and Mr. Schamberger have also agreed not to engage in competitive activities with Sirenza for one year following termination of employment.

Change of Control Arrangements (Gerald Quinnell)

Sirenza has entered into a change of control and severance agreement with Mr. Quinnell which provides that, in the event that Mr. Quinnell is involuntarily terminated by Sirenza without cause within twelve months following a change of control of Sirenza (with “cause” and “change of control” defined in the agreement), Mr. Quinnell is entitled to receive continued payment of the officer’s base salary for a period of six months from the date of termination or until such earlier date when the officer obtains full-time employment in a senior management position with a subsequent employer. In addition, Sirenza must maintain group health, life and other insurance policies for the officer during this same six-month period. The agreements also provide that all unvested options held by Mr. Quinnell shall accelerate in full automatically upon a change of control of Sirenza. Except as described above, the agreements specify that the employment relationship is at-will, either party may terminate the employment relationship with no notice, and the officer is entitled to no severance for any termination other than in connection with a change of control.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Company’s Compensation Committee consists of Mr. Bumgarner and Mr. Skrzypczak. No member of the Compensation Committee was an employee of the Company or its subsidiaries during 2004 and no member was a former officer of the Company or its subsidiaries. None of the Company’s executive officers serves as a director or member of the Compensation Committee (or other board committee performing equivalent functions) of another entity that has one or more executive officers serving on the Company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company with respect to the beneficial ownership of the Company’s common stock as of February 15, 2005 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the Named Executive Officers (as defined under “Executive Compensation” below), (iii) each of the Company’s directors and nominees for director, and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, to the Company’s knowledge the persons named below have sole voting and investment power with respect to all shares of common stock held by them. For the purposes of calculating percentage ownership, as of February 15, 2005, 35,546,676 shares of common stock were issued and outstanding.

Unless otherwise indicated below, each person has an address in care of Sirenza’s principal executive offices at 303 S. Technology Court, Broomfield, CO 80021.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
John Ocampo and Susan Ocampo(2)	12,973,531	36.5%
Kern Capital Management, LLC(3)	1,928,700	5.4%
Robert Van Buskirk(4)	647,289	1.8%
Charles Bland (5)	114,821	*
Thomas Scannell(6)	204,603	*
Gerald Quinnell(7)	228,362	*
John Bumgarner, Jr.(8)	43,083	*
Peter Chung	—	*
Casimir Skrzypczak (9)	50,265	*
Gil Van Lunsen (10)	15,358	*
All directors and executive officers as a group (18 persons) (11)	14,859,037	40.1%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Sirenza Microdevices common stock subject to options held by that person that will be exercisable within sixty days of February 15, 2005, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Consists of 1,050,000 shares held by John Ocampo, 1,050,000 shares held by Susan Ocampo, 8,197,831 shares held by John Ocampo and Susan Ocampo, Trustees, Ocampo Family Trust UA 5-31-01, 221,604 shares held by Susan Ocampo and John Ocampo, Trustees, 2001 Ocampo Charitable Trust, 900,000 shares held by Samat Partners, a California limited partnership and an aggregate of 1,554,096 shares held by a custodian and various trusts for the benefit of the Ocampos’ children. Mrs. Ocampo is the custodian and Mr. and Mrs. Ocampo are co-trustees with a third person of each the trusts for the benefit of their children and share voting and dispositive authority over these shares. Mr. and Mrs. Ocampo disclaim beneficial ownership of the shares held by each of the foregoing trusts and partnerships except to the extent of their pecuniary interest in these shares.
(3)

Included in reliance on information contained in a Schedule 13G filed on February 14, 2005 by Kern Capital Management, LLC (“KCM”). As to the indicated number of shares, KCM reported sole voting and dispositive power. The same filing notes that Robert E. Kern and David G. Kern, as controlling members of KCM, may be deemed to beneficially own the indicated number of shares (although both parties expressly disclaim such beneficial ownership), and to share voting and dispositive power over such shares. The address of record for KCM is 114 W. 47th Street, Suite 1926, New York, NY 10036.

(4)	Includes 514,780 shares subject to outstanding options exercisable within sixty days of February 15, 2005.
(5)	Includes 89,791 shares subject to outstanding options exercisable within sixty days of February 15, 2005.
(6)	Includes 196,536 shares subject to outstanding options exercisable within sixty days of February 15, 2005.
(7)	Includes 137,783 shares subject to outstanding options exercisable within sixty days of February 15, 2005.
(8)	Consists of 1,000 shares held by 21stCentury LLC, of which Mr. Bumgarner is a managing member, and 42,083 shares subject to outstanding options exercisable within sixty days of February 15, 2005. Mr. Bumgarner disclaims beneficial ownership of the shares held by 21stCentury LLC except to the extent of his pecuniary interest in these shares.
(9)	Includes 32,083 shares subject to outstanding options exercisable within sixty days of February 15, 2005.
(10)	Includes 15,000 shares subject to outstanding options exercisable within sixty days of February 15, 2005.
(11)	Includes an aggregate of 1,462,691 shares subject to outstanding options exercisable within sixty days of February 15, 2005.

Item 13. Certain Relationships and Related Transactions

Transactions With Related Parties

Other than the transactions, employment-related agreements and arrangements described under the captions “Executive Compensation,” “Director Compensation,” and “Employment Agreements and Termination of Employment and Change of Control Arrangements” above, there have not been since the beginning of our fiscal year ended December 31, 2004, nor is there currently proposed, any transaction or series of similar transactions to which the Company is a party, in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of the Company’s capital stock had or will have a direct or indirect material interest, except as described below.

Through April 2003, Sirenza used the services of MPI Corporation of Manila, Philippines, for the packaging of a significant amount of its radio frequency components. MPI is owned by Jose Ocampo, a cousin of John M. Ocampo, Sirenza’s co-founder and Chairman of the Board, and a principal stockholder of Sirenza. Sirenza paid MPI an aggregate of $247,000 in 2004 for these services. At December 31, 2004 Sirenza did not owe any amounts to MPI.

Sirenza purchases materials used in production and research and development from GCS, a privately held semiconductor foundry. In 2002, Sirenza acquired 12.5 million shares of GCS, which represented approximately 14% of the GCS shares outstanding at the time. In addition, our President and CEO joined the seven-member GCS board of directors. We purchased $632,000 of materials from GCS in 2004.

Item 14. Principal Accountant Fees and Services

Fees Paid to Ernst & Young LLP

Audit Fees

In 2004, Ernst & Young LLP billed the Company an aggregate of $230,000 for the audit of the Company’s annual financial statements and for the review of financial statements included in the Company’s quarterly reports on Form 10-Q. During 2003, audit fees billed to the Company by Ernst & Young LLP totaled $302,000.

Audit-Related Fees

In 2004, Ernst & Young LLP billed the Company an aggregate of $261,000 for additional assurance and related services that were related to the audit of our annual financial statements or review of the Company’s quarterly financial statements. These services consisted of accounting consultations, assistance with registration statements, assistance with an acquisition and fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act. During 2003, audit-related fees billed to the Company by Ernst & Young LLP totaled $125,000 and consisted of accounting consultations and assistance with an acquisition.

Tax Fees

In 2004, Ernst & Young LLP billed the Company an aggregate of $3,000 for professional services relating to tax compliance. This service consisted of preparation of tax returns for one of Sirenza’s foreign subsidiaries. During 2003, tax fees billed to the Company by Ernst & Young LLP totaled $80,000 and consisted of preparation of tax returns for Sirenza and its subsidiaries and tax consultations.

All Other Fees

In 2004 and 2003, Ernst & Young LLP did not bill the Company for any amounts for professional services other than the audit services, audit-related services and tax services described above.

The Audit Committee has determined that the provision of non-audit services by Ernst & Young LLP is compatible with maintaining auditor independence.

Audit Committee Pre-Approval Policies

All services performed by the independent auditors must be pre-approved by the Audit Committee. Such pre-approval may be granted at any time up to one year in advance of commencement of the specified services. The Audit Committee may, in its discretion, establish fee thresholds for pre-approved categories of services that do not require specific approval by the Audit Committee for a particular service. Such pre-approved categories are detailed as to the service covered and the Audit Committee is periodically informed of the provision of each service. In addition, the Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The Audit Committee will not approve the provision of any prohibited service as set forth in the applicable regulations of the SEC and the Public Company Accounting Oversight Board. During 2004, no services were provided by the independent auditors under the de minimis rules set forth in Rule 2-01 of Regulation S-X promulgated by the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as a Part of this Report

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Part II, Item 8 on page 40.

2.	Financial Statement Schedules:

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

SIRENZA MICRODEVICES, INC.

By:	/s/ THOMAS SCANNELL
Thomas Scannell
Vice President, Finance and Chief Financial Officer

Date: March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT VAN BUSKIRK Robert Van Buskirk	President, Chief Executive Officer and Director	March 3, 2005
/s/ THOMAS SCANNELL Thomas Scannell	Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2005
/s/ GERALD HATLEY Gerald Hatley	Vice President and Controller (Principal Accounting Officer)	March 3, 2005
/s/ JOHN OCAMPO John Ocampo	Chairman of the Board of Directors	March 3, 2005
/s/ JOHN BUMGARNER, JR. John Bumgarner, Jr.	Director	March 3, 2005
/s/ PETER CHUNG Peter Chung	Director	March 3, 2005
/s/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	March 3, 2005
/s/ GIL VAN LUNSEN Gil Van Lunsen	Director	March 3, 2005

SCHEDULE II

SIRENZA MICRODEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

Allowance for Doubtful Accounts Receivable

Year Ended December 31	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Additions – Amount Acquired Through Acquisition	Deductions – Write-offs	Balance at End of Period
2004	$92,000	$20,000	$4,000	$10,000	$106,000
2003	$42,000	$—	$50,000	$—	$92,000
2002	$42,000	$—	$—	$—	$42,000

EXHIBIT INDEX

Exhibit Number		Description
2.1		Asset Purchase Agreement, by and among Registrant, Olin Acquisition Corporation, and Vari-L Company, Inc., dated as of December 2, 2002. (1)

2.2		Agreement and Plan of Reorganization, by and among Registrant, Xavier Merger Sub, Inc. and Xemod Incorporated, dated as of August 15, 2002. (2)

2.3		Agreement and Plan of Reorganization, by and among Registrant, ISG Broadband, Inc., Comet Acquisition Corporation, California Eastern Laboratories, U.S. Bank, N.A, as escrow agent and California Eastern Laboratories, as securityholder agent, dated as of December 7, 2004. (13)

3.1		Restated Certificate of Incorporation of Registrant. (3)

3.2		Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (4)

3.3		Bylaws of Registrant, as amended, as currently in effect. (5)

4.1		Form of Registrant’s Common Stock certificate. (6)

4.2		Investors’ Rights Agreement, by and among Registrant and the parties named therein, dated as of October 4, 1999. (3)

4.3		Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004. (6)

10.1	**	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (3)

10.2	**	Change of Control Severance Agreement, by and between Registrant and Gerald Quinnell, dated December 1, 1998. (3)

10.3	**	Offer Letter, by and between Registrant and Charles Bland, dated December 2, 2002. (1)

10.4	**	Offer Letter, by and between Registrant and Timothy Schamberger, dated December 2, 2002. (1)

10.5	**	Executive Employment Agreement dated as of August 1, 2003 between the Company and Robert Van Buskirk. (7)

10.6	**	Executive Employment Agreement dated as of August 1, 2003 between the Company and Thomas Scannell. (7)

10.7	**	Executive Employment Agreement dated as of September 1, 2003 between the Company and Gerald Hatley. (7)

10.8	**	Amended and Restated 1998 Stock Plan. (11)

10.9	**	Employee Stock Purchase Plan, as amended October 14, 2004. (12)

10.10	*	Contract Change Notice/Amendment No. 7 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and TRW Inc., dated January 8, 2003 (1)

10.11		Office Building Lease for Mack-Cali Realty, L.P., a Delaware limited partnership (as Landlord) and the registrant (as Tenant) dated as of March 25, 2003.(1)

10.12		First Amendment to Office Building Lease for Mack-Cali Realty, L.P., a Delaware limited partnership (as Landlord) and the registrant (as Tenant) dated as of April 8, 2003. (8)

10.13		Contract Change Notice/Amendment No. 8 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and Northrop Grumman Space Technology (formerly TRW, Inc.), dated July 17, 2003. (10)

10.14	*	Contract Change Notice/Amendment No. 9 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and Northrop Grumman Space Technology (formerly TRW, Inc.), dated March 19, 2004. (10)

Exhibit Number		Description
10.15	*	Contract Change Notice/Amendment No. 10 to TRW Inc./Sirenza Microdevices Wafer Supply Agreement No. 1A551, by and between Registrant and Northrop Grumman Space Technology (formerly TRW, Inc.), dated May 17, 2004. (11)

10.16	**	Form of Notice of Stock Purchase Right and related agreements pursuant to the Company’s Amended and Restated 1998 Stock Plan. (12)

10.17	**	Executive Employment Agreement effective as of March 1, 2005 and related letter agreements dated February 7, 2005, each by and between Sirenza Microdevices, Inc. and Clay Simpson. (14)

11.1		Statement regarding computation of per share earnings. (9)

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested or received as to certain portions of this exhibit.
**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.
(2)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 25, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(4)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(5)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(6)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(7)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, filed with the Securities and Exchange Commission on November 12, 2003.
(8)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended June 29, 2003, filed with the Securities and Exchange Commission on August 13, 2003.
(9)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.
(10)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 17, 2004.
(11)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(12)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.
(13)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 7, 2004, filed with the Securities and Exchange Commission on December 10, 2004.
(14)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2005, filed with the Securities and Exchange Commission on February 11, 2005.