Form 10-Q
period 2005-03-31
SIRENZA MICRODEVICES INC
filed 2005-05-09
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

As of March 31, 2005 there were 35,582,115 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,034	$2,440
Short-term investments	7,942	8,000
Accounts receivable, net	8,922	10,968
Inventories	8,679	8,496
Other current assets	1,049	674

Total current assets	29,626	30,578
Property and equipment	7,672	8,273
Investment in GCS	3,065	3,065
Other non-current assets	1,480	1,426
Acquisition-related intangibles	6,456	6,921
Goodwill	5,631	5,631

Total assets	$53,930	$55,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,702	$3,136
Accrued compensation and other expenses	3,297	3,040
Accrued acquisition costs	30	779
Deferred margin on distributor inventory	879	1,069
Accrued restructuring	289	518
Capital lease obligations, current portion	38	56

Total current liabilities	8,235	8,598
Other long-term liabilities	18	18
Commitments and contingencies
Stockholders’ equity:
Common stock	36	35
Additional paid-in capital	136,874	136,579
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive loss	(107)	(53)
Accumulated deficit	(90,961)	(89,118)

Total stockholders’ equity	45,677	47,278

Total liabilities and stockholders’ equity	$53,930	$55,894

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenues	$12,167	$13,801
Cost of revenues	6,841	7,391

Gross profit	5,326	6,410
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $0 and $2 for the three months ended March 31, 2005 and 2004, respectively)	2,811	2,113
Sales and marketing (exclusive of amortization of deferred stock compensation of $0 and $1 for the three months ended March 31, 2005 and 2004, respectively)	1,831	1,903
General and administrative	2,200	1,825
Amortization of deferred stock compensation	—	3
Amortization of acquisition-related intangible assets	465	431

Total operating expenses	7,307	6,275

Income (loss) from operations	(1,981)	135
Interest expense	2	5
Interest and other income, net	63	32

Income (loss) before income taxes	(1,920)	162
Provision for (benefit from) income taxes	(77)	—

Net income (loss)	$(1,843)	$162

Basic net income (loss) per share	$(0.05)	$0.00

Diluted net income (loss) per share	$(0.05)	$0.00

Shares used to compute basic net income (loss) per share	35,463	34,197

Shares used to compute diluted net income (loss) per share	35,463	37,290

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net income (loss)	$(1,843)	$162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,551	1,485
Compensation expense related to employee equity awards	19	—
Loss on disposal of property and equipment	15	—
Amortization of deferred stock compensation	—	3
Changes in operating assets and liabilities:
Accounts receivable	2,046	(1,202)
Inventories	(183)	(930)
Other assets	(429)	32
Accounts payable	566	121
Accrued expenses	(492)	99
Accrued restructuring	(229)	(241)
Deferred margin on distributor inventory	(190)	539

Net cash provided by operating activities	831	68
Investing Activities
Sales/maturities of available-for-sale securities, net	4	524
Purchases of property and equipment	(500)	(407)

Net cash provided by (used in) investing activities	(496)	117
Financing Activities
Principal payments on capital lease obligations	(18)	(16)
Proceeds from exercise of stock options and employee stock plans	277	167

Net cash provided by financing activities	259	151
Increase in cash and cash equivalents	594	336
Cash and cash equivalents at beginning of period	2,440	7,468

Cash and cash equivalents at end of period	$3,034	$7,804

Supplemental disclosures of noncash investing and financing activities
Net book value of property and equipment disposed of	$—	$83

See accompanying notes.

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sirenza Microdevices, Inc. (the Company) for the fiscal year ended December 31, 2004, which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2005.

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

	Three Months Ended March 31,
	2005	2004
Net income (loss) - as reported	$(1,843)	$162
Add: Stock-based employee compensation expense, included in the determination of net income (loss) as reported, net of related tax effects	19	3
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,728)	(1,413)

Pro forma net loss	$(3,552)	$(1,248)

Net income (loss) per share:
Basic and diluted - as reported	$(0.05)	$0.00

Basic and diluted - pro forma	$(0.10)	$(0.04)

Note 2:	Acquisition of ISG Broadband, Inc.

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

The allocation of the purchase price is preliminary until finalization of all direct transaction costs and pre-acquisition contingencies. The Company has identified a pre-acquisition contingency related to certain inventory products that are to be used for a specific application for which ISG was not qualified by the customer to manufacture such products as of the consummation date of the acquisition. Prior to the closing of the acquisition, ISG had recorded an inventory valuation reserve of approximately $358,000 for the excess of cost over estimated net realizable value for this inventory. To the extent the Company determines it is unable to sell this inventory because of a lack of qualification, an additional write-down of up to $350,000 would be required. Likewise, to the extent Sirenza is able to sell this inventory for this specific application, a reduction to the reserve of up to $358,000 would be required. Adjustments to the aforementioned inventory reserve related to this specific contingency prior to December 16, 2005, the estimated end of the allocation period, will be included in the allocation of the purchase price, resulting in an increase or decrease to goodwill. There have been no adjustments to the aforementioned inventory reserves from the date of the acquisition to March 31, 2005.

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

The Company’s results of operations include the effect of ISG subsequent to December 16, 2004.

Note 3:	Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets totaled $465,000 and $431,000 for the three-month periods ended March 31, 2005 and 2004, respectively. The amortization of acquisition-related intangible assets in the three-month period ended March 31, 2005 included amortization associated with the Company’s acquisitions of Vari-L, Xemod and ISG. The amortization of acquisition-related intangible assets in the three-month period ended March 31, 2004 included amortization associated with the Company’s acquisitions of Vari-L and Xemod.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:

Developed Product Technology	$6,810	1,834	4,976	$6,810	$1,515	$5,295
Customer Relationships	970	640	330	970	546	424
Core Technology Leveraged	860	4	856	860	—	860
Patented Core Technology	700	417	283	700	375	325
Committed Customer Backlog	310	310	—	310	310	—
Internal Use Software	70	59	11	70	53	17

Total	$9,720	3,264	6,456	$9,720	$2,799	$6,921

As of March 31, 2005, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2005 (remaining 9 months)	$1,373
2006	1,797
2007	1,609
2008	1,227
2009	318
Thereafter	132

$6,456

Note 4:	Goodwill

There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2005.

Note 5:	Inventories

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

The Company sold previously written-down inventory products with an original cost basis of approximately $65,000 and $273,000 in the first quarters of 2005 and 2004, respectively. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories increased the Company’s gross margin for the three months ended March 31, 2005 by less than one percentage point. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$4,090	$4,756
Work-in-process	1,938	1,474
Finished goods	2,651	2,266

	$8,679	$8,496

Note 6:	Investment in GCS

The Company accounts for its investment in GCS under the cost method of accounting and has classified the investment as a non-current asset on its consolidated balance sheet.

The Company regularly evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ current business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. There is no public market for securities of GCS, and the factors mentioned above require management to make significant judgments about the fair value of the GCS securities.

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

Note 7:	Restructuring Activities

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

Of the restructuring cost, $61,000 related to severance and fringe benefits associated with the termination of four employees. Of the four terminations, two were engaged in manufacturing activities, one was engaged in sales and marketing activities and one was engaged in general and administrative activities. All of the terminated employees were from the United States. The terminations were concluded in the fourth quarter of 2004. Approximately $55,000 of the severance and fringe benefits was paid in the fourth quarter of 2004 and an additional $4,000 was paid in the first quarter of 2005. The remaining cash expenditures related to the severance and fringe benefits are expected to be paid in the second quarter of 2005.

An additional $37,000 of the restructuring cost relates to severance and fringe benefits or relocation costs for two employees. These employees will either be terminated or relocated to the Company’s Broomfield, Colorado facility. One of these employees is engaged in manufacturing activities and the other employee is engaged in general and administrative activities. Both of these employees reside in the United States. The severance and fringe benefits or relocation costs are expected to be paid in the second quarter of 2005. In the event these employees are terminated, they are not required to render service until their respective termination dates in order to receive any termination benefits.

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

At each balance sheet date, the Company evaluates its restructuring accrual for appropriateness.

The following table summarizes the activities related to the Company’s accrued restructuring balance during the first quarter of 2005 (in thousands):

	Accrued Restructuring Balance at December 31, 2004	Cash Payments	Accrued Restructuring Balance at March 31, 2005
2004 acquisition-related restructuring activities	$255	$(165)	$90
2002 acquisition-related restructuring activities	16	(16)	—
2002 restructuring activities	90	(22)	68
2001 restructuring activities	157	(26)	131

	$518	$(229)	$289

The following table summarizes the Company’s restructuring costs and activities for the restructuring activities identified below from inception through March 31, 2005 (in thousands):

	Amount Charged to Restructuring or Goodwill		Cash Payments		Non-cash Charges		Accrued Restructuring Balance at March 31, 2005
	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments
2004 acquisition-related restructuring activities	$98	$212	$(59)	$(161)	$—	$—	$39	$51
2002 acquisition-related restructuring activities	28	365	(28)	(243)	—	(122)	—	—
2002 restructuring activities	120	271	(120)	(203)	—	—	—	68
2001 restructuring activities	481	2,189	(464)	(1,269)	(17)	(789)	—	131

	$727	$3,037	$(671)	$(1,876)	$(17)	$(911)	$39	$250

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

The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Weighted average common shares outstanding	35,463	34,197
Dilutive effect of employee stock options and awards	—	3,093

Weighted average common shares outstanding, assuming dilution	35,463	37,290

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and employee stock awards.

The effect of options to purchase 5,329,236 shares of common stock at an average exercise price of $2.68 for the first quarter ended March 31, 2005 have not been included in the computation of diluted net loss per share as the effect would have been antidilutive. In addition, 50,000 shares of non-vested common stock at a purchase price of $0.001 have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

Note 9:	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss)	$(1,843)	$162
Change in net unrealized loss on available-for-sale investments	(54)	—

Total comprehensive income (loss)	$(1,897)	$162

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	March 31, 2005	December 31, 2004
Accumulated net unrealized loss on available-for-sale investments	$(107)	$(53)

Total accumulated other comprehensive loss	$(107)	$(53)

Note 10:	Segments of an Enterprise and Related Information

At the beginning of 2005, the Company reorganized into two, product focused business segments, the Amplifier division and the Signal Source division and one market oriented segment, the Aerospace and Defense (A&D) division. The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier, power amplifier and transceiver IC products, a multi-component module (MCM) product line including power amplifier modules and a broadband product line. The Signal Source division’s main product lines are primarily MCMs used in mobile wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, coaxial resonator oscillators (CROs), and passive and active mixers. In addition, the Signal Source division has an IC-based modulator and demodulator product line and a line of signal couplers. The A&D division’s main product lines are government and military specified versions of certain of our signal processing components and various passive components. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment. The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer of the Company, evaluates performance and allocates resources based on the operating income (loss) of each segment.

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements as reflected in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2005. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, certain general and administrative expenses, amortization of deferred stock compensation, amortization of acquisition related intangible assets, acquired in-process research and development charges, restructuring, GCS impairment charges, interest income and other, net, interest expense, and the provision for (benefit from) income taxes, as the aforementioned items are not allocated for purposes of the CODM’s reportable segment review. Assets and liabilities are not discretely reviewed by the CODM.

	Amplifier Division	Signal Source Division	A&D Division	Total Segments	Non-Segment Items	Total Company
	(in thousands)
For the three months ended March 31, 2005
Net revenues from external customers	$5,903	$5,538	$726	$12,167	—	$12,167
Operating income (loss)	$722	$1,618	$(104)	$2,236	$(4,217)	$(1,981)
For the three months ended March 31, 2004
Net revenues from external customers	$6,346	$6,831	$624	$13,801	—	$13,801
Operating income (loss)	$2,424	$1,531	$79	$4,034	$(3,899)	$135

The segment information above has been restated to reflect the change in the number the Company’s segments from two to three in the first quarter of 2005. Prior to this reorganization, the revenues and operating income (loss) attributable to our A&D products were primarily included in the revenues and operating income (loss) attributable to our Signal Source division.

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

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by the Company for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, the Company filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Even though the Company believes Mini-circuits’ claims to be without merit and intends to defend the case and assert its claims vigorously, if the Company ultimately loses or settles the case, it may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of March 31, 2005. Even if the Company is entirely successful in the lawsuit, the Company may incur significant legal expenses and the Company’s management may expend significant time in the defense.

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

Note 12:	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first period of the next fiscal year beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

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

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the direction in which our business and products are moving, followed by an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting policies and estimates that we believe require the most significant judgments to be made in the preparation of our consolidated financial statements. In the next section we discuss the results of our operations for the first quarter of 2005 compared to the first quarter of 2004. We then provide an analysis of our cash flows, including the impact on cash of important balance sheet changes, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations.”

Company Overview

We are a leading designer and an ISO 9001:2000 and ISO 14001:2004 certified supplier of high performance RF components for the commercial communications and A&D equipment markets. Our products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. Our commercial communications applications include components for mobile wireless infrastructure applications, wireless LANs, fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks, cable television set-top boxes, RFID readers, wireless video transmitters, antennae and receivers for satellite radio, as well as tuner ICs and transceivers for HDTV set-top boxes. Sales of components for the A&D end markets include components for government, military, avionics, space and homeland security systems.

We believe a fundamental value we provide to our customers is derived from our focus on the needs of customer specific applications, our wide array of highly engineered products in multiple technologies, and our commitment to support our customers worldwide with sales and application engineering support.

We offer a broad line of products that range in complexity from discrete components to ICs and MCMs. Our discrete, IC and MCM products employ numerous semiconductor process technologies, which we believe allows us to optimize our products for our customers’ applications.

Our net revenues have increased in each of 2002, 2003 and 2004, driven by new product introductions, increased market share and the addition of complementary products through our strategic acquisitions of other companies and assets.

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

Historically we have utilized a divisional organization structure focused on either specific end markets and/or product types. Beginning in January of 2005, we reorganized to operate in two, product focused divisions and one market oriented division: our Amplifier division, our Signal Source division and our A&D division. The Amplifier and Signal Source divisions are generally focused on similar end markets and customers and are managed separately in order to better manage the research and development and marketing efforts for particular products. The A&D division is focused on the government, military, avionics, space and homeland security systems end markets. The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier, power amplifier and transceiver IC products, an MCM product line including power amplifier modules and our broadband product line. The Signal Source division’s main product lines are MCMs used in mobile wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, coaxial resonator oscillators (CROs), passive and active mixers, an IC-based modulator and demodulator product line and a line of signal couplers. The A&D division’s main product lines are government and military specified versions of certain of our signal processing components and various passive components.

Revenue Overview

We present our revenue results as “net revenues.” Net revenues are defined as our revenues less sales discounts, rebates, returns and other pricing adjustments. Historically, these revenue-related adjustments have not represented a significant percentage of our revenues.

We sell our products worldwide through a direct sales channel and a distribution sales channel. We recognize revenues on sales to our distributors under agreements providing for rights of return and pricing discount programs at the time our products are sold by the distributors to third party customers. Our distribution channel, which accounted for 11% of total net revenues for the first quarter of 2005, consists of those sales made by our four distribution channel partners (Avnet, Acal, Nu Horizons, and RFMW) under agreements that provide for rights of return and pricing discounts.

Sales to Avnet and Acal as resellers, and to other resellers of our products, are made on contractual terms that do not include rights of return and pricing discounts. We recognize revenue from sales to these resellers of our products, and from sales to all other non-distribution customers, at the time product has shipped, title has transferred and no obligations remain. Our direct sales channel, which accounted for 89% of total net revenues for the first quarter of 2005, consists of those sales made to all non-distributor customers and resellers of our products, including sales to Avnet and Acal as resellers.

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until a customer accepts the products.

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. From 2002 to the first quarter of 2005, our customer base shifted significantly as a result of our focus on strengthening our direct sales channel. Our sales and marketing efforts contributed to a majority of our 2003 and 2004 net revenues being derived from a specific set of large wireless infrastructure original equipment manufacturers including (OEMs) Andrew, Ericsson, Lucent and their contract manufacturers (CMs). This trend was strengthened in 2003 by the acquisition of Vari-L whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola. We believe that these and other global OEMs and their CMs will continue to account for a majority of our net revenues for the foreseeable future.

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

As we exited 2003, our net revenues were evenly split between Asia, North America and Europe. Sales into Asia increased during 2004 and in the first quarter of 2005 as a result of OEMs increasingly outsourcing their manufacturing to contract manufacturers, primarily in China. As a result of the increase in shipments to our OEMs’ contract manufacturers, we anticipate that a higher percentage of our sales will be in the Asia region.

With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in communications infrastructure equipment, such as Agilent, M/A-COM, NEC and WJ Communications. For our broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our A&D division products, our primary competitors are Hittite, Synergy, Remec and Cougar Components. We also compete with communications equipment manufacturers, some of whom are our customers that design RF components internally, such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks.

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

Operating Expense Overview

Research and development expenses consist primarily of salaries and salary-related expenses for personnel engaged in R&D activities, material costs for prototype and test units and other expenses related to the design, development and testing of our products and, to a lesser extent, fees paid to consultants and outside service providers. We expense all of our R&D costs as they are incurred. Our R&D costs can vary significantly from quarter to quarter depending on the timing and quantities of materials bought for prototype and test units. We believe one of our key competitive advantages is our ability to offer a broad range of highly engineered products designed to meet the needs of our customers. Our strategy is to continue to invest in R&D at levels appropriate for our overall operating plan in order to maintain our competitive advantage.

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

We continue to invest in increasing the number of direct sales personnel and application engineers supporting our customers. In particular, to support our customers, we placed both sales personnel and application engineers in various time zones around the world. We believe that our direct sales force and application engineers provide us with a key competitive advantage in our markets. We intend to maintain our investment in sales and marketing functions in order to sustain our advantage in this area.

General and administrative expenses consist primarily of salaries and salary-related expenses for executive, finance, accounting, information technology, and human resources personnel, as well as insurance and professional fees. We intend to invest in general and administrative expenses at levels appropriate for our overall operating plan.

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

We recorded a provision for excess inventories of $7.8 million in 2001. We subsequently began selling some of these written-down inventory products. In the first quarter of 2005, we sold previously written-down inventory products with an original cost basis of approximately $65,000. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories had a positive impact on our gross margin in the first quarter of 2005 of less than one percentage point.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza Amplifier division products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Three Months Ended March 31,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written-Down Inventories with No Associated Cost of Revenues	Disposition of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2005	$—	$(65)	$33	$3,024
2004	$—	$(273)	$(144)	$3,690

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

Although we did not have taxable income in the first quarter of 2005, in 2004, we had taxable income in every quarter. We continue to evaluate the need for a valuation allowance. To the extent we are able to generate taxable income for the remainder of 2005 and if our projections indicate that we are likely to generate sufficient future taxable income, we may determine that some, or all, of our deferred tax assets will more likely than not be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. In the quarter in which the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement, which may have a positive impact on our consolidated results of operations.

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Net revenues	100%	100%
Total cost of revenues	56%	54%

Gross profit	44%	46%
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation)	23%	15%
Sales and marketing (exclusive of amortization of deferred stock compensation)	15%	14%
General and administrative (exclusive of amortization of deferred stock compensation)	18%	13%
Amortization of deferred stock compensation	0%	0%
Amortization of acquisition-related intangible assets	4%	3%

Total operating expenses	60%	45%

Income (loss) from operations	-16%	1%
Interest and other income (expense), net	0%	0%
Provision for (benefit from) income taxes	-1%	0%

Net income (loss)	-15%	1%

Comparisons of the Three Months Ended March 31, 2005 and March 31, 2004

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Direct (1)	89%	87%
Distribution (2)	11%	13%

Total	100%	100%

United States	30%	26%
Asia	43%	36%
Europe	23%	35%
Other	4%	3%

Total	100%	100%

(1)	Net revenues from sales to Avnet and Acal to which rights of return and pricing discount programs are not applicable are included in net revenues attributable to our direct channel.

(2)	Net revenues from sales to Avnet and Acal under agreements in which rights of return and pricing discount programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues decreased to $12.2 million in the first quarter of 2005 from $13.8 million in the first quarter of 2004. This decrease was primarily the result three factors, all related to our wireless infrastructure OEM customers. First, our OEMs rescheduled certain Amplifier and Signal Source division shipments from the first quarter of 2005 into the second quarter of 2005. Second, sales to our OEMs in the first quarter of 2005 were at lower average selling prices compared to the first quarter of 2004 as a result of our OEMs negotiating lower prices for 2005. This also impacted our Amplifier and Signal Source divisions. Lastly, some of our Amplifier division OEMs transitioned to more advanced semiconductor process technology products, which have lower average selling prices than some of our older products.

Sales into Asia increased to 43% of total net revenues primarily as a result of our OEMs increasingly outsourcing their manufacturing to contract manufacturers, primarily in China. Also contributing to the percentage increase in sales to Asia was an increase in sales to Chinese OEM customers as a result of our continued focus in the Asia region. Sales to Europe decreased to 23% of total net revenues, both as a result of the continued outsourcing of our OEM customers to their contract manufacturers and as a result of the order deferrals and shipment delays by European customers in the first quarter of 2005.

The decrease in distribution net revenues in the first quarter of 2005 compared to 2004 was primarily attributable to our increased focus on large OEM customers, many of whom prefer to have direct relationships with their suppliers, including us. In addition, in 2004, we began promoting the sales of our products to Asia through one of our resellers instead of through our distribution partners.

Cost of Revenues, Gross Margin and Gross Profit

Cost of revenues decreased to $6.8 million in the first quarter of 2005 from $7.4 million in the first quarter of 2004 primarily as a result of lower sales in the first quarter of 2005 compared to 2004. The reduction in sales was also the primary contributor to the decrease in our gross profit to $5.3 million in the first quarter of 2005 from $6.4 million in the first quarter of 2004. Gross margin decreased to 44% in the first quarter of 2005 from 46% in the first quarter of 2004. The decrease in gross margin was primarily attributable to the lower sales volume in our Amplifier and Signal Source divisions, as in periods in which volumes are low, our fixed manufacturing overhead costs are allocated to fewer units, thereby negatively impacting our gross margin when those products are sold. Also contributing to the decrease in gross margin was a less favorable mix of products shipped in the first quarter of 2005 compared to the first quarter of 2004 primarily in our Amplifier division. Additionally, in the first quarter of 2005, we experienced lower sales of previously written-down inventories compared to the first quarter of 2004. Sales of previously written-down inventories had a positive impact on our gross margin in the first quarter of 2005 of less than one percentage point compared to a positive impact on our gross margin in the first quarter of 2004 of approximately two percentage points. Operations personnel increased to 151 at March 31, 2005 from 149 at March 31, 2004.

Operating Expenses

Research and Development. Research and development expenses increased to $2.8 million in the first quarter of 2005 from $2.1 million in the first quarter of 2004. This increase was primarily attributable to costs of additional personnel engaged in research and development activities subsequent to the acquisition of ISG. Salaries and salary related expenses increased by approximately $366,000 in the first quarter of 2005 compared to the first quarter of 2004 primarily due to the acquisition of ISG.

Other contributory factors included additional costs associated with engineering material purchases, which added costs of approximately $171,000, software maintenance, which added costs of approximately $105,000 and higher facility costs, which added costs of approximately $53,000. Research and development personnel increased to 65 at March 31, 2005 from 52 at March 31, 2004 due to the addition of 13 R&D employees in December of 2004 as a result of the acquisition of ISG.

Sales and Marketing. Sales and marketing expenses decreased to $1.8 million in the first quarter of 2005 from $1.9 million in the first quarter of 2004. This decrease was primarily attributable to lower costs associated with inside and outside sales representative commissions due to lower sales in the first quarter of 2005. Inside and outside sales representative commissions decreased by approximately $139,000 in the first quarter of 2005 compared to the first quarter of 2004. Partially offsetting this decrease was an increase in salaries and salary related expenses, as a result of an increase in headcount and an increase in compensation for our sales and marketing employees. Sales and marketing and applications engineering personnel increased to 37 at March 31, 2005 from 36 at March 31, 2004. The acquisition of ISG resulted in the addition of one sales and marketing person in December 2004.

General and Administrative. General and administrative expenses increased to $2.2 million in the first quarter of 2005 from $1.8 million in the first quarter of 2004. This increase was primarily attributable to a write-off of $215,000 of previously deferred costs associated with an equity financing and an increase in salaries and salary related expenses of approximately $183,000. The increase in salaries and salary related expenses was due to an increase in headcount and an increase in compensation for our general and administrative employees. Other contributory factors included higher costs associated with professional fees (i.e. legal, accounting and public company related expenses) and employee relocation costs that were offset by reduced costs associated with Directors and Officers insurance premiums. General and administrative personnel increased to 34 at March 31, 2005 from 32 at March 31, 2004. The acquisition of ISG resulted in the addition of one general and administrative person in December 2004.

Amortization of Deferred Stock Compensation. During the three months ended March 31, 2004, we recorded $3,000 of amortization of deferred stock compensation. The deferred stock compensation was fully amortized in the first quarter of 2004.

Amortization of Acquisition-Related Intangible Assets

We recorded amortization of $465,000 in the first quarter of 2005 and $431,000 in the first quarter of 2004 related to our acquired intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $61,000 in the first quarter of 2005 and $27,000 in the first quarter of 2004. The increase in net interest and other income in the first quarter of 2005 compared to the first quarter of 2004 was primarily attributable to an increase in interest rates.

Provision for (Benefit from) Income Taxes

We recorded a $77,000 benefit from income taxes in the first quarter of 2005. The benefit from income taxes represents our current estimated tax rate for the full year of 2005 and consists of federal and state minimum taxes and income taxes on the earnings of certain foreign subsidiaries. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by federal net operating losses not utilized.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. In addition, we generated cash flows from operations of $4.9 million in 2004 and $831,000 in the first quarter of 2005. As of March 31, 2005, we had cash and cash equivalents of $3.0 million and short-term investments of $7.9 million. At March 31, 2005, our working capital approximated $21.4 million. In addition, we had $1.0 million of restricted cash as of March 31, 2005. At March 31, 2005, short-term debt totaled $38,000 and represented less than one percent of stockholders’ equity. We did not have any long-term debt at March 31, 2005.

Net cash used in, provided by operating activities

Operating activities provided cash of $831,000 in the first quarter of 2005. In first quarter of 2005, the primary source of cash was a reduction in accounts receivable as well as an increase in accounts payable. Uses of cash in the first quarter of 2005 were increases in other assets and decreases in accrued acquisition costs and accrued restructuring.

Our accounts receivable were $2.0 million lower at the end of the first quarter of 2005 compared to the end of 2004. The decrease is primarily attributable to a $2.9 million decrease in net revenues in the first quarter of 2005 compared to the fourth quarter of 2004. Also, in the first quarter of 2005 we collected a significant amount of the accounts receivable on our balance sheet at December 31, 2004 related to the acquisition of ISG at the end of 2004.

Our days sales outstanding remained at 66 days in the first quarter of 2005 consistent with the fourth quarter of 2004. Our DSO’s were positively impacted by collecting a significant amount of the accounts receivable on our balance sheet at December 31, 2004 related to the acquisition of ISG at the end of 2004. This positive effect was offset by an increase in shipments, as a percentage of net revenues, to our OEM customers, who typically pay us more slowly than our non-OEM customers.

Inventories increased to $8.7 million at March 31, 2005 from $8.5 million at December 31, 2004. The increase was primarily attributable to us carrying a higher level of work-in-process and finished goods inventory as a result of our OEMs rescheduling certain Amplifier and Signal Source division shipments from the first quarter of 2005. In addition, we increased safety stock levels for certain finished goods products, as we deemed appropriate.

Our inventory turns decreased to 3.2 at March 31, 2005 from 3.6 as we exited 2004. The decrease in inventory turns was primarily attributable to the build in work-in-process and finished goods inventory as described above.

Accounts payable increased to $3.7 million at March 31, 2005 from $3.1 million at December 31, 2004. The increase in accounts payable in the first quarter of 2005 was primarily attributable to an increase in purchasing activity.

Accrued restructuring decreased to $289,000 at March 31, 2005 from $518,000 at December 31, 2004. Accrued restructuring decreased by $229,000 due to severance payments made to terminated employees and lease commitment payments.

Accrued acquisition costs decreased to $30,000 at March 31, 2005 from $779,000 at December 31, 2004 primarily as a result of payments made in the first quarter of 2005 related to our acquisition of ISG.

Other assets (current and non-current) increased to $2.5 million at March 31, 2005 from $2.1 million at December 31, 2004 primarily as a result of purchases of software licenses.

Net cash used in investing activities totaled $496,000 in the first quarter of 2005. The primary use of cash in investing activities in the first quarter of 2005 was for purchases of capital equipment.

As a result of our acquisition of ISG at the end of 2004, additional cash consideration of up to $7,150,000 may become due and payable for the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of any such payments would be due in 2006 if earned, and would be a maximum amount of $1.15 million. Additional payments of up to $3.0 million each may be paid in 2007 and 2008.

Cash provided by financing activities totaled $259,000 in the first quarter of 2005. The major financing inflow of cash in each quarter related to proceeds from employee stock plans. The major financing use of cash in each quarter was for principal payments on capital lease obligations. We expect that our capital lease payments will decrease in the near future as our capital lease agreements expire. Our capital lease obligations totaled $38,000 as of March 31, 2005.

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

Contractual Obligations

As of March 31, 2005, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments	$3,172	$1,447	$1,598	$127	$—
Capital lease commitments	$39	$39	$—	$—	$—
Unconditional purchase obligations	$1,008	$1,008	$—	$—	$—

Total (1)	$4,219	$2,494	$1,598	$127	$—

(1)	Total does not include certain purchase obligations as discussed in the three paragraphs immediately below.

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

Off-Balance-Sheet Arrangements

As of March 31, 2005 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first period of the next fiscal year beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

Business Outlook

This business outlook represents the view of management as of the date of this Quarterly Report on Form 10-Q and under the current economic and telecommunications market conditions, and the current company structure. It contains many forward-looking statements. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described under “Risk Factors” below.

In 2004 as compared to 2003, we saw an increase in the demand for our products across a broad spectrum of customers and applications and for a wide variety of our products. We experienced a slight weakening in our sales in the fourth quarter of 2004 and a more pronounced decline the first quarter of 2005, due in large part to deferrals and shipment delays resulting from revised OEM forecasts. Given our sales results in the fourth quarter of 2004 and the first quarter of 2005, it is uncertain whether the overall increase in sales in 2004 over 2003 represents a significant long-term upturn in demand from our end customers, or a short-term upturn, which is a critical uncertainty in assessing our financial outlook.

We believe that the primary factors affecting our revenue outlook for the remainder of 2005 will be the extent of growth in the overall communications and A&D markets, as well as the demand from our customers for any new products we may introduce. We continue to focus on our goal of growing revenues by increasing the market share of our existing products, and by diversifying our end markets through the development of new products and the addition of complementary products.

We believe the most significant influences on our outlook for gross margin for the remainder of 2005 will be the factors mentioned under “Gross Profit and Margin Overview” above, including product features, product type, market, sales channel, level of integration of the product, and the efficiency and effectiveness of our manufacturing operations. Increasing our gross profit and our gross margin are key goals for the remainder of 2005.

With respect to operating expenses, we believe that the single largest factor affecting our overall operating expenses will be the extent of growth in our customers’ end markets and the resulting impact on our net revenues. In response to the decline in sales we experienced in the first quarter of 2005, we have begun to implement cost cutting measures intended to bring our operating expenses more in line with our revised sales expectations. If the lowered sales activity we experienced in the first quarter of 2005 continues in future quarters, we anticipate taking further actions to adjust our operating expenses accordingly.

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

Our expenses will also vary depending upon the level and type of any acquisition or offering activity we may engage in during a given period. These activities may result in transaction-related, one-time charges and amortization of acquisition-related intangible assets.

We believe the most significant factors influencing our cash flow from operations for the remainder of 2005 will be our ability to generate net income, the length of time it takes to collect our accounts receivable and the amount of inventory we will have to buy to support our customer orders. We believe the most significant factors influencing our non-operating cash flow for the remainder of 2005 will be our capital expenditures and the amount of cash received from employee stock plans. We expect that we will be able to fund our working capital and capital expenditure needs for the foreseeable future from the cash generated from operations.

We believe the most important items affecting our accounts receivable management will be the linearity of our shipments to, and the percentage of total net revenue from, our large OEM customers, and their CMs. Also impacting our accounts receivable management will be the geographic location of our shipments, particularly in Asia. Our large OEMs, and in particular their CMs, as well as our customers in Asia, generally pay more slowly than our other customers thereby slowing our cash collection of our accounts receivable. We expect the current trend toward large wireless OEMs outsourcing their manufacturing to continue. We also expect the trend of increasing sales into Asia to continue. With the visibility we have now into this mix, we expect our DSO’s to increase in 2005 compared to 2004.

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

We have a history of significant operating losses. If we are unable to increase our gross profit sufficiently to offset our operating expenses, our history of operating losses will continue.

Although our income from operations approximated $186,000 for 2004, we incurred significant losses from operations in the first quarter of 2005 and the years ended December 31, 2003 and 2002. Losses from operations approximated $2.0 million in the first quarter of 2005, $6.7 million in the year ended December 31, 2003 and $11.4 million in the year ended December 31, 2002. As of March 31, 2005, our accumulated deficit was approximately $91.0 million. It is possible that we will not generate a sufficient level of gross profit to return to or increase our profitability.

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

As a result of these factors, we may be unable to maintain or increase our gross profit in future periods. If we are unable to increase our gross profit sufficiently to offset our operating expenses, we will not return to profitability, and our history of operating losses will continue.

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

As a result, we may need to significantly increase our gross profit to the extent we experience an increase in operating expenses. We may be unable to do so, and therefore, we cannot be certain that we will be able to return to or increase profitability on a quarterly or annual basis, if at all.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. Factors that could cause our operating results to fluctuate include:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	general economic growth or decline;

•	fluctuations in manufacturing output, yields, quality control or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	telecommunications and A&D industry conditions, generally and demand for products containing RF components specifically;

•	the timing and success of new product and technology introductions by us or our competitors;

•	our ability to introduce and deliver new products on a timely basis;

•	market acceptance of our products;

•	availability of raw materials, semiconductor wafers and manufacturing capacity;

•	increase in the costs or discontinuance of products obtained from suppliers;

•	changes in customer purchasing cycles and component inventory levels;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	amounts and timing of investments in R&D;

•	costs associated with acquisitions and the integration of acquired companies;

•	factors affecting our reported income taxes and income tax rate;

•	the effects of changes in accounting standards, including rules regarding recognition of expense for employee stock options; and

•	the effects of war, acts of terrorism or global threats, such as disruption in general economic activity, and the effects on the economy and our business due to increasing oil prices.

The occurrence of these and other factors could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline. For example, in the first quarter of 2005 and the fourth quarter of 2004, our financial results were below investment community expectations, in part due to rescheduling of customer orders, and our stock price subsequently declined.

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

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to our large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these larger equipment OEMs and other global OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a negative impact on our gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a negative effect on our gross margin. In addition, we anticipate that sales of certain of our recently acquired broadband products, in particular satellite radio antennas, will have lower gross margins than sales of our wireless infrastructure products. Therefore, increased sales of satellite radio antenna products in a given period will likely have a negative effect on our gross margin. Other factors that could cause our gross margin to fluctuate include the features of the products we sell, the markets into which we sell our products, the level of integration of our products, the efficiency and effectiveness of our manufacturing operations, provisions for excess inventories and sales of previously written-down inventories. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

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

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in the first quarter of 2005, sales to Motorola, represented 16% of net revenues; sales through Avnet, one of our distributors and resellers, represented 14% of net revenues; and sales through Acal, another of our distributors and resellers, represented 12% of net revenues. In addition, wireless infrastructure OEMs, such as Ericsson, account for a significant amount of our net revenues, either directly or through sales to their contract manufacturers such as Celestica. For example, in the first quarter of 2005, Ericsson and Motorola each accounted for, directly or indirectly, more than 10% of our net revenues. While we do enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. The loss of any one of these customers could limit our ability to sustain and grow our net revenues.

Sales to our large OEM customers have been affected by a pattern of product price decline, which can harm our business.

The market for our wireless communications products is characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, is subject to decreases in selling prices. We are unable to predict future prices for our products, but we expect that prices for products that we sell to our large wireless infrastructure OEM customers, who we expect to continue to account for a majority of our net revenues for the foreseeable future, will continue to be subject to significant downward pressure. Wireless infrastructure OEMs continue to require components from their suppliers, including us, to deliver improved performance at lower prices. Accordingly, our ability to maintain or increase net revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products with higher prices into both the wireless infrastructure and other markets. We are also making a significant effort to develop new sales channels and customer bases in which we hope price competition will not be as significant as it is in selling to large wireless infrastructure OEMs. There can be no assurance that we will be able to develop significant new customers outside the wireless infrastructure market, increase unit sales volumes of existing products, or develop, introduce and/or sell new products.

The declining selling prices we have experienced in the past and the pricing pressure we continue to face in the wireless infrastructure market have also negatively affected and may in the future negatively affect our gross margins. To maintain or increase our gross margins, we must continue to meet our customers’ design and performance needs while reducing our costs through efficient raw material procurement and process and product improvements. Even if we are able to increase unit sales volumes and reduce our costs per unit, there can be no assurance that we would be able to maintain or increase net revenues or profits.

If we fail to introduce new products in a timely and cost-effective manner, our ability to sustain and increase our net revenues could suffer.

The markets for our products are characterized by new product introductions, evolving industry standards and changes in manufacturing technologies. Because of this, our future success will in large part depend on our ability to:

•	continue to introduce new products in a timely fashion;

•	gain market acceptance of our products;

•	improve our existing products to meet customer requirements;

•	adapt our products to support established and emerging industry standards;

•	adapt our products to support evolving wireless and wireline equipment architectures; and

•	access new process and product technologies.

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

Our customers demand that our products meet stringent quality, reliability and performance standards. RF components such as those we produce may contain undetected defects or flaws when first introduced or after commencement of commercial shipments. In addition, some of our products are manufactured using process technologies that are relatively new and for which long-term field performance data are not available. As a result, defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability, despite testing by us, our suppliers or our customers. If these failures or defects occur or become significant, we could experience:

•	loss of net revenues;

•	delays in, or cancellations or rescheduling of, orders or shipments;

•	loss of, or delays in, market acceptance of our products;

•	significant expenditures of capital and resources to resolve such problems;

•	other costs including inventory write-offs and costs associated with customer support;

•	product returns or discounts;

•	diversion of technical and other resources from our other development efforts;

•	warranty and product liability claims, lawsuits and liability for damages caused by such defects; and

•	loss of credibility with our current and prospective customers.

We may encounter difficulties managing our business if there is a decrease in demand for our products in future periods.

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

Our OEM customers are increasingly outsourcing the manufacturing of their equipment to CMs. As a result, we sell directly to both OEMs and CMs. While our OEM customers currently make the sourcing decision for our sales to CMs, the existence of an additional layer in the supply chain between us and the end OEM customer can make it more difficult for us to accurately forecast demand. In addition, the ability of CMs to manufacture and test high performance RF components tends to be more limited than that of the OEMs. These factors can be disruptive to the normal flow of our business and reduce our operating efficiency. Either of these factors could result in lower than expected net revenues and a resulting decline in our stock price.

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

We do not own or operate a semiconductor fabrication facility. We currently rely on six third-party wafer fabs to manufacture our semiconductor wafers. These fabs include Northrop Grumman (NG) (formerly TRW) and RF Micro Devices (RFMD) for aluminum gallium arsenide (AlGaAs), Atmel for silicon germanium (SiGe), TriQuint Semiconductors for our discrete devices, GCS for our indium gallium phosphide heterojunction bipolar (InGaP HBT) devices, and an Asian foundry that supplies us with laterally diffused metal on oxide (LDMOS) devices. In the first quarter of 2005, a significant majority of our semiconductors in terms of both volume and revenue were provided by Northrop Grumman, RFMD and Atmel.

The loss of one of our third-party wafer fabs, or any reduction of capacity, manufacturing disruption, or delay or reduction in wafer supply, would negatively impact our ability to fulfill customer orders, perhaps materially, and could damage our relationships with our customers, either of which could significantly harm our business and operating results.

Our contracts with these foundries, with the exception of that with TriQuint, feature “last-time buy” (LTB) arrangements. An LTB arrangement typically provides that, if the vendor decides to obsolete or materially change the process by which our products are made, we will be given prior notice and opportunity to make a last purchase of wafers in volume. While the goal of the LTB arrangement is to allow us a sufficient supply of wafers in such instances to either meet our future needs or give us time to transition our products to, and qualify, another supply source, there can be no assurance that the volume of wafers provided for under any LTB arrangement will adequately meet our future requirements.

In December 2004, NG notified us that, as of December 2005, they were discontinuing the operation of the fabrication line on which our products are made. We believe that through a combination of our current inventory, our LTB arrangement with NG, transitioning our customers to products using SiGe, and potential access to a similar fabrication plant at RFMD, we will have a sufficient wafer supply to meet our currently anticipated customer needs. However, there can be no assurance that sufficient supplies of such wafers will become available to the Company. In addition, any transfer of our designs to the RFMD production process could be hampered by delays that can arise whenever we are required to qualify a new supplier or begin using a new process.

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

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. To the extent our third-party wafer fabs suffer failures or defects, we could experience warranty and product liability claims, lost net revenues, increased costs, and delays in, cancellations or rescheduling of orders or shipments, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the IC into its final protective plastic or ceramic casing. We provide the wafers containing the ICs to third-party packagers. Although we currently work with five packagers, substantially all of our Amplifier division net revenues in the first quarter of 2005 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Circuit Electronic Industries Public Co., Ltd. (CEI), or Unisem, would significantly damage our business. In addition, increased packaging costs would adversely affect our gross margins and profitability.

The fragile nature of the semiconductor wafers that we use in our components requires sophisticated packaging techniques and has in the past resulted in low packaging yields. If our packaging subcontractors fail to achieve and maintain acceptable production yields in the future, we could experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost net revenues, any of which could have a material adverse effect on our business, financial condition and results of operations.

We currently outsource the manufacture and test of some of our products and may increasingly adopt this practice in the future. We may not be able to outsource these functions on favorable terms, or at all.

We currently outsource a portion of our product manufacturing and testing function, and may increasingly do so where economically viable for both the vendor and us. However, we may be unable to successfully outsource this function in the near term, or at all. The selection and ultimate qualification of subcontractors to manufacture and test our products could be costly and increase our cost of revenues. In addition, we also do not know if we will be able to negotiate long-term contracts with subcontractors to manufacture and test our products at acceptable prices or volumes. Because our components require sophisticated testing techniques, we may also be unable to obtain sufficiently high quality or timely manufacture and testing of our products. If a potential subcontractor to manufacture and test RF components is not successful in adopting such techniques, we could experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, delayed qualification of new products with our customers, product returns or discounts and lost net revenues, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Germany, Sweden, and Finland. International sales approximated 70% of our net revenues in the first quarter of 2005. Demand for our products in foreign markets could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

Because sales of our products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading our customers to order fewer of our products, thereby reducing our sales and profitability in that country. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws; therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

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

We face several risks associated with our Aerospace and Defense division.

In 2003 we announced the creation of our A&D business unit that targets customers in the military, defense, avionics, space and homeland security market segments. In the first quarter of 2005, we reorganized our business segments and now report A&D as a division. While we have increased sales for this division in 2004 in comparison to 2003, we can make no assurance that we will be able to successfully serve the needs of potential customers in these markets or realize any significant increase in net revenues from this business in the future. Through our participation in this market, we may make sales to companies doing business with the U.S. government as prime contractors or subcontractors. Although unlikely, we may also do business directly with the U.S. government. In addition to normal business risks, we face several unique risks, largely beyond our control, associated with doing business, directly or indirectly, with the U.S. government, including:

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

We depend on Avnet, Acal, Planet Technology (H.K.) Ltd. and other distributors and resellers of our products for a significant portion of our sales. The loss of such a distributor or reseller, or the failure to develop new and viable distribution and reseller relationships, may adversely affect our revenues.

Although sales through distribution have significantly decreased since 2003, two distributors who also serve as resellers for our products, Acal and Avnet, accounted for a substantial portion of our net revenues in recent periods. Sales through Acal, including sales to Acal as a reseller, represented 12% of net revenues in the first quarter of 2005. Sales to Avnet, including sales to Avnet as a reseller, represented 14% of net revenues in the first quarter of 2005. Acal and Avnet distribute our products to a large number of end customers. In addition, sales to Planet Technology (H.K.) Ltd., a reseller in China, exceeded 10% of our total revenues in 2004 and slightly less than 10% in the first quarter of 2005. We anticipate that sales through Acal, Avnet and Planet Technology will continue to account for a substantial portion of our net revenues in the near term. The loss of any of these distribution or reseller relationships or our failure to develop new and viable distribution or reseller relationships could materially harm our ability to sustain and grow our net revenues. Moreover, any transition involving our distribution or reseller partners could also have a negative impact on our operating results.

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

With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, M/A-COM, NEC and WJ Communications. For our newer broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our A&D division products, our primary competitors are Hittite, Synergy, Remec and Cougar Components. We also compete with communications equipment manufacturers, some of whom are our customers, who design RF components internally such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks. We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market, and we may see future competition from companies that may offer new or emerging technologies. In addition, future competition may come from component suppliers based in countries with lower production costs that could translate into pricing pressures; companies that provide a more comprehensive active and passive RF component portfolio that would provide our customers with an attractive supply alternative; and IC manufacturers as they add additional functionality at the chip level to compete with our products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

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

We are defendants in litigation matters that are described under the heading “Legal Proceedings” in this Quarterly Report on Form 10-Q. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, including the results of any amicable settlement, could have a material adverse effect on our business, financial condition and results of operations.

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

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly impacted. For example, the installation of 2.5G and 3G equipment has occurred at a much slower rate than was initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. If further delays in adoption of industry standards were to occur, it could result in lower sales of our products.

Recent changes in environmental laws and regulations applicable to manufacturers of electrical and electronic equipment have required us to redesign some of our products, and may increase our costs and expose us to liability.

The implementation of new technological or legal requirements, such as recycling requirements and lead-free initiatives, has impacted our products and solutions and manufacturing processes, and could affect the timing of product introductions, the cost of our production or products as well as their commercial success. For example, a recent directive in the European Union bans the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, some of our customers selling products in Europe have begun demanding products from component manufacturers that do not contain these banned substances and have indicated that they will not design in non-compliant components beginning in 2005. Because most of our existing IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we must redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand. Although we began this process in the first quarter of 2004 and have released many compliant products to date, we have numerous products that remain noncompliant. In addition, our industry has no long-term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials, so we may experience product quality and performance issues as we transition our products to such materials.

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

Although 70% of our sales were to non-U.S. based customers and distributors in the first quarter of 2005, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. We expect sales into foreign markets to continue at current levels or increase in future periods, particularly in Europe and Asia. Because Sirenza’s sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make its products less competitive in foreign markets. Alternatively, if the U.S. dollar were to weaken, it would make our products more competitive in foreign markets, but could result in higher prices from our foreign vendors.

At March 31, 2005, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, assuming that our cash and available-for-sale investments balance at March 31, 2005 remains unchanged, a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $110,000.

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

In addition, we currently are involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. While we currently believe that an adverse outcome with respect to such pending matters would not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case.

I tem 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of March 31, 2005 approximately $47.9 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod, Vari-L and ISG and investment in GCS. The remaining $1.9 million of net proceeds have been invested in interest bearing cash equivalents and investments.

Ite m 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Ite m 5.	Other Information

None

Ite m 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number		Description

2.1		Asset Purchase Agreement, by and among Registrant, Olin Acquisition Corporation, and Vari-L Company, Inc., dated as of December 2, 2002. (1)

2.2		Agreement and Plan of Reorganization, by and among Registrant, Xavier Merger Sub, Inc. and Xemod Incorporated, dated as of August 15, 2002. (2)

2.3		Agreement and Plan of Reorganization, by and among Registrant, ISG Broadband, Inc., Comet Acquisition Corporation, California Eastern Laboratories, U.S. Bank, N.A, as escrow agent and California Eastern Laboratories, as securityholder agent, dated as of December 7, 2004. (3)

3.1		Restated Certificate of Incorporation of Registrant. (4)

3.2		Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (5)

3.3		Bylaws of Registrant, as amended, as currently in effect. (6)

4.1		Form of Registrant’s Common Stock certificate. (7)

4.2		Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004. (7)

10.1	*	Executive Employment Agreement effective as of March 1, 2005 and related letter agreements dated February 7, 2005, each by and between Sirenza Microdevices, Inc. and Clay Simpson. (8)

11.1		Statement regarding computation of per share earnings. (9)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.

(2)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 25, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 7, 2004, filed with the Securities and Exchange Commission on December 10, 2004.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(5)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(6)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(7)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(8)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2005, filed with the Securities and Exchange Commission on February 11, 2005.

(9)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 6, 2005	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: May 6, 2005	/s/ Thomas J. Scannell
THOMAS J. SCANNELL
Vice President, Finance, Chief Financial Officer and Assistant Treasurer

EXHIBIT INDEX

Exhibit Number		Description

2.1		Asset Purchase Agreement, by and among Registrant, Olin Acquisition Corporation, and Vari-L Company, Inc., dated as of December 2, 2002. (1)

2.2		Agreement and Plan of Reorganization, by and among Registrant, Xavier Merger Sub, Inc. and Xemod Incorporated, dated as of August 15, 2002. (2)

2.3		Agreement and Plan of Reorganization, by and among Registrant, ISG Broadband, Inc., Comet Acquisition Corporation, California Eastern Laboratories, U.S. Bank, N.A, as escrow agent and California Eastern Laboratories, as securityholder agent, dated as of December 7, 2004. (3)

3.1		Restated Certificate of Incorporation of Registrant. (4)

3.2		Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (5)

3.3		Bylaws of Registrant, as amended, as currently in effect. (6)

4.1		Form of Registrant’s Common Stock certificate. (7)

4.2		Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004. (7)

10.1	*	Executive Employment Agreement effective as of March 1, 2005 and related letter agreements dated February 7, 2005, each by and between Sirenza Microdevices, Inc. and Clay Simpson. (8)

11.1		Statement regarding computation of per share earnings. (9)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.

(2)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 25, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 7, 2004, filed with the Securities and Exchange Commission on December 10, 2004.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(5)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(6)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(7)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(8)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2005, filed with the Securities and Exchange Commission on February 11, 2005.

(9)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.