Form 10-Q
period 2005-06-30
SIRENZA MICRODEVICES INC
filed 2005-08-09
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

As of June 30, 2005 there were 36,079,271 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,381	$2,440
Short-term investments	8,130	8,000
Accounts receivable, net	8,549	10,968
Inventories	8,309	8,496
Other current assets	1,221	674

Total current assets	30,590	30,578
Property and equipment	7,169	8,273
Investment in GCS	3,065	3,065
Other non-current assets	1,178	1,426
Acquisition-related intangibles	5,991	6,921
Goodwill	5,442	5,631

Total assets	$53,435	$55,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,307	$3,136
Accrued compensation and other expenses	2,533	3,040
Accrued acquisition costs	—	779
Deferred margin on distributor inventory	837	1,069
Accrued restructuring	126	518
Other liabilities, current	247	56

Total current liabilities	7,050	8,598
Other liabilities, non-current	513	18
Commitments and contingencies
Stockholders’ equity:
Common stock	36	35
Additional paid-in capital	137,571	136,579
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive loss	(78)	(53)
Accumulated deficit	(91,492)	(89,118)

Total stockholders’ equity	45,872	47,278

Total liabilities and stockholders’ equity	$53,435	$55,894

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$15,267	$15,653	$27,434	$29,454

Cost of revenues	8,667	7,997	15,508	15,388

Gross profit	6,600	7,656	11,926	14,066
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $2 for the six months ended June 30, 2004)	2,563	2,327	5,374	4,440
Sales and marketing (exclusive of amortization of deferred stock compensation of $1 for the six months ended June 30, 2004)	1,872	2,067	3,703	3,970
General and administrative	2,164	1,939	4,364	3,764
Amortization of acquisition-related intangible assets and other	465	380	930	814
Restructuring	(33)	—	(33)	—

Total operating expenses	7,031	6,713	14,338	12,988

Income (loss) from operations	(431)	943	(2,412)	1,078
Interest and other income (expense), net	(122)	42	(61)	69

Income (loss) before income taxes	(553)	985	(2,473)	1,147
Provision for (benefit from) income taxes	(22)	49	(99)	49

Net income (loss)	$(531)	$936	$(2,374)	$1,098

Basic net income (loss) per share	$(0.01)	$0.03	$(0.07)	$0.03

Diluted net income (loss) per share	$(0.01)	$0.03	$(0.07)	$0.03

Shares used to compute basic net income (loss) per share	35,722	34,446	35,593	34,321

Shares used to compute diluted net income (loss) per share	35,722	37,136	35,593	37,213

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net income (loss)	$(2,374)	$1,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,114	2,963
Compensation expense related to employee equity awards	65	5
Loss on disposal of property and equipment	16	—
Amortization of deferred stock compensation	—	3
Changes in operating assets and liabilities:
Accounts receivable	2,419	(900)
Inventories	187	(1,691)
Other assets	(299)	37
Accounts payable	171	(345)
Accrued expenses	(1,060)	141
Other Liabilities	174	—
Accrued restructuring	(426)	(332)
Deferred margin on distributor inventory	(232)	294

Net cash provided by operating activities	1,755	1,273
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net	(155)	(1,503)
Purchases of property and equipment	(550)	(969)

Net cash used in investing activities	(705)	(2,472)

Financing Activities
Principal payments on capital lease obligations	(37)	(32)
Proceeds from exercise of stock options and employee stock plans	928	694

Net cash provided by financing activities	891	662
Increase in cash and cash equivalents	1,941	(537)
Cash and cash equivalents at beginning of period	2,440	7,468

Cash and cash equivalents at end of period	$4,381	$6,931

Supplemental disclosures of noncash investing and financing activities
Net book value of property and equipment disposed of	$—	$83
Reclassification of property and equipment and other	$549

See accompanying notes.

Note	1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

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

Stock-Based Compensation

The Company has elected to account for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), as interpreted by Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB Opinion No. 25, as amended by FIN 44, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation, Transition and Disclosures” (SFAS 148) to stock-based employee compensation. For purposes of this pro-forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) - as reported	$(531)	$936	$(2,374)	$1,098
Add: Stock-based employee compensation expense, included in the determination of net income (loss) as reported, net of related tax effects	46	5	65	8
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,767)	(1,411)	(3,495)	(2,823)

Pro forma net loss	$(2,252)	$(470)	$(5,804)	$(1,717)

Net income (loss) per share:
Basic and diluted - as reported	$(0.01)	$0.03	$(0.07)	$0.03

Basic and diluted - pro forma	$(0.06)	$(0.01)	$(0.16)	$(0.05)

Note	2: Acquisition of ISG Broadband, Inc.

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

The allocation of the purchase price is preliminary until finalization of all pre-acquisition contingencies. The Company has identified a pre-acquisition contingency related to certain inventory products that are to be used for a specific application for which ISG was not qualified by the customer to manufacture such products as of the consummation date of the acquisition. Prior to the closing of the acquisition, ISG had recorded an inventory valuation reserve of approximately $358,000 for the excess of cost over estimated net realizable value for this inventory. To the extent the Company determines it is unable to sell this inventory because of a lack of qualification, an additional write-down of up to $350,000 would be required. Likewise, to the extent Sirenza is able to sell this inventory for this specific application, a reduction to the reserve of up to $358,000 would be required. Adjustments to the aforementioned inventory reserve related to this specific contingency prior to December 16, 2005, the estimated end of the allocation period, will be included in the allocation of the purchase price, resulting in an increase or decrease to goodwill. In the second quarter of 2005, the Company was able to sell approximately $202,000 of this inventory and as a result, reduced its inventory valuation reserve and goodwill accordingly.

Any further adjustment to the aforementioned inventory reserve subsequent to December 16, 2005 or related to events occurring subsequent to December 16, 2004 will be included in the determination of net income in the period in which the adjustment is determined.

The goodwill resulting from this acquisition has been assigned to the Amplifier division for segment reporting purposes and is expected to be deductible for income tax purposes.

The Company’s results of operations include the effect of ISG subsequent to December 16, 2004.

Note	3: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets totaled $465,000 and $380,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and $930,000 and $811,000 for the six-month periods ended June 30, 2005 and 2004, respectively. The amortization of acquisition-related intangible assets in the three and six month periods ended June 30, 2005 included amortization associated with the Company’s acquisitions of Vari-L, Xemod and ISG. The amortization of acquisition-related intangible assets in the three and six month periods ended June 30, 2004 included amortization associated with the Company’s acquisitions of Vari-L and Xemod.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Developed Product Technology	$6,810	$2,154	$4,656	$6,810	$1,515	$5,295
Customer Relationships	970	733	237	970	546	424
Core Technology Leveraged	860	9	851	860	—	860
Patented Core Technology	700	459	241	700	375	325
Committed Customer Backlog	310	310	—	310	310	—
Internal Use Software	70	64	6	70	53	17

Total	$9,720	$3,729	$5,991	$9,720	$2,799	$6,921

As of June 30, 2005, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2005 (remaining 6 months)	$908
2006	1,797
2007	1,609
2008	1,227
2009	318
Thereafter	132

$5,991

Note	4: Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2005 are as follows (in thousands):

	Amplifier Division	Signal Source Division	Aerospace & Defense Division	Total
Balance as of December 31, 2004	$2,120	$3,511	$—	$5,631
Goodwill adjustments	(189)	—	—	(189)

Balance as of June 30, 2005	$1,931	$3,511	$—	$5,442

The goodwill adjustments above relate primarily to a reduction in inventory valuation reserves (See Note 2: Acquisition of ISG Broadband, Inc.).

Note	5: Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value).

The Company plans production based on orders received and forecasted demand and must order wafers and raw material components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our actual results of operations.

The Company sold previously written-down inventory products with an original cost basis of approximately $58,000 and $65,000 in the first and second quarters of 2005, respectively, and $273,000 for the year ended December 31, 2004. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories increased the Company’s gross margin for the three months ended June 30, 2005 by less than one percentage point. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$3,632	$4,756
Work-in-process	1,461	1,474
Finished goods	3,216	2,266

	$8,309	$8,496

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

Note 7: Restructuring Activities

2004 Acquisition-related Restructuring Activities

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

Of the restructuring cost, $61,000 related to severance and fringe benefits associated with the termination of four employees. Of the four terminations, two were engaged in manufacturing activities, one was engaged in sales and marketing activities and one was engaged in general and administrative activities. All of the terminated employees were from the United States. The terminations were concluded in the fourth quarter of 2004. Approximately $55,000 of the severance and fringe benefits was paid in the fourth quarter of 2004 and an additional $4,000 was paid in the first quarter of 2005. The remaining cash expenditures related to the severance and fringe benefits are expected to be paid in the third quarter of 2005.

An additional $37,000 of the restructuring cost related to expected severance and fringe benefits or relocation costs for two employees. These employees were either to be terminated or relocated to the Company’s Broomfield, Colorado facility. One of these employees was engaged in manufacturing activities and the other employee was engaged in general and administrative activities. Both of these employees reside in the United States. The Company terminated both of these employees in the second quarter of 2005 and paid out approximately $31,000 of severance costs. The remaining cash expenditures related to the severance and fringe benefits are expected to be paid in the third quarter of 2005. Neither of the two employees terminated in the second quarter of 2005 were required to render service until their respective termination dates in order to receive any termination benefits.

Of the restructuring cost, $212,000 related to costs of exiting duplicative facilities primarily related to noncancelable lease costs. The Company estimated the cost of duplicative facilities based on the contractual terms of its noncancelable lease agreement. The lease term expired in May of 2005 and was not subleased by the Company subsequent to its exit date.

2002 Restructuring Activities

At each balance sheet date, the Company evaluates its restructuring accrual for appropriateness. In the second quarter of 2005, the Company entered into a sublease for a portion of one of its exited facilities. The Company expects to receive net proceeds of $33,000 over the remaining term of the lease, which expires in December 2005, from its sublessee. Accordingly, the Company reduced its restructuring liability by this amount as of June 30, 2005. The $33,000 restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

The following table summarizes the activities related to the Company’s accrued restructuring balance during the second quarter of 2005 (in thousands):

	Accrued Restructuring Balance at March 31, 2005	Cash Payments	Non-cash Charges and Adjustments	Accrued Restructuring Balance at June 30, 2005
2004 acquisition-related restructuring activities	$90	$(82)	$—	$8
2002 restructuring activities	68	(23)	(33)	12
2001 restructuring activities	131	(25)	—	106

	$289	$(130)	$(33)	$126

The following table summarizes the Company’s restructuring costs and activities for the restructuring activities identified below from inception through June 30, 2005 (in thousands):

	Amount Charged to Restructuring or Goodwill		Cash Payments		Non-cash Charges		Accrued Restructuring Balance at June 30, 2005
	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments
2004 acquisition-related restructuring activities	$98	$212	$(90)	$(212)	$—	$—	$8	$—
2002 restructuring activities	120	271	(120)	(226)	—	(33)	—	12
2001 restructuring activities	481	2,189	(464)	(1,294)	(17)	(789)	—	106

	$699	$2,672	$(674)	$(1,732)	$(17)	$(822)	$8	$118

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

The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted average common shares outstanding	35,722	34,446	35,593	34,321
Dilutive effect of employee stock options and awards	—	2,690	—	2,892

Weighted average common shares outstanding, assuming dilution	35,722	37,136	35,593	37,213

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and employee stock awards.

The effect of options to purchase 4,993,877 shares of common stock at an average exercise price of $2.69 for the three and six months ended June 30, 2005 have not been included in the computation of diluted net loss per share as the effect would have been antidilutive. In addition, the effect of 210,000 shares of non-vested common stock issued or issuable at a purchase price of $0.001 pursuant to restricted stock purchase rights have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

Note 9: Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss)	$(531)	$936	$(2,374)	$1,098
Change in net unrealized loss on available-for-sale investments	29	—	(25)	—

Total comprehensive income (loss)	$(502)	$936	$(2,399)	$1,098

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	June 30, 2005	December 31, 2004
Accumulated net unrealized loss on available-for-sale investments	$(78)	$(53)

Total accumulated other comprehensive loss	$(78)	$(53)

Note 10: Segments of an Enterprise and Related Information

At the beginning of 2005, the Company reorganized into two product-focused business segments, the Amplifier division and the Signal Source division, and one market oriented segment, the Aerospace and Defense (A&D) division. The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier, power amplifier and transceiver IC products, a multi-component module (MCM) product line including power amplifier modules and a broadband product line, which includes our satellite radio antenna. The Signal Source division’s main product lines are primarily MCMs used in mobile wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, coaxial resonator oscillators (CROs), and passive and active mixers. In addition, the Signal Source division has an IC-based modulator and demodulator product line and a line of signal couplers. The A&D division’s main product lines are government and military specified versions of certain of our amplifier and signal processing components and various passive components. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment. The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer of the Company, evaluates performance and allocates resources based on the operating income (loss) of each segment.

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

	Amplifier Division	Signal Source Division	A&D Division	Total Segments	Non-Segment Items	Total Company
	(in thousands)
For the three months ended June 30, 2005
Net revenues from external customers	$8,764	$5,759	$744	$15,267	—	$15,267
Operating income (loss)	$1,861	$1,988	$(112)	$3,737	$(4,168)	$(431)
For the six months ended June 30, 2005
Net revenues from external customers	$14,667	$11,297	$1,470	$27,434	—	$27,434
Operating income (loss)	$2,583	$3,606	$(216)	$5,973	$(8,385)	$(2,412)
For the three months ended June 30, 2004
Net revenues from external customers	$7,744	$7,152	$757	$15,653	—	$15,653
Operating income (loss)	$2,948	$2,127	$88	$5,163	$(4,220)	$943
For the six months ended June 30, 2004
Net revenues from external customers	$14,090	$13,983	$1,381	$29,454	—	$29,454
Operating income (loss)	$5,372	$3,658	$167	$9,197	$(8,119)	$1,078

The segment information above has been restated to reflect the change in the number the Company’s segments from two to three in the first quarter of 2005. Prior to this reorganization, the revenues and operating income (loss) attributable to our A&D products were primarily included in the revenues and operating income (loss) attributable to our Signal Source division.

Note 11: Contingencies and Litigation Settlement

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the court granted preliminary approval of the settlement, conditioned upon the parties’ modification of a proposed bar order for potential contribution claims. The settlement is subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

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

On August 11, 2003, OneSource Financial Corp. filed a complaint against us and John and Susan Ocampo in the District Court for Travis County, Texas. The complaint alleged breach of contract by Sirenza and breach of guaranty by John and Susan Ocampo with respect to an equipment lease entered into in 1999. OneSource alleged that the terms of the lease provided for an automatic renewal of the lease upon expiration of the original term in April 2003 and sought additional monthly rental payments on the equipment in addition to a fair market value buyout of the equipment, accrued interest, liquidated damages and attorneys’ fees. Pursuant to a settlement and release agreement entered into as of June 30, 2005, and without admitting any liability, Sirenza paid OneSource $195,000 in July of 2005 in settlement of all outstanding disputes between them and in exchange for a related release of liability from OneSource. In addition, OneSource retained a security deposit in the amount of $5,500. The Company recorded the costs associated with the OneSource settlement in interest and other income (expense), net on its condensed consolidated statement of operations. The suit was dismissed with prejudice on July 13, 2005.

Note 12: Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first period of the next fiscal year beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material adverse impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

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

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the direction in which our business and products are moving, followed by an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting policies and estimates that we believe require the most significant judgments to be made in the preparation of our consolidated financial statements. In the next section we discuss the results of our operations for the three-month and six-month periods ended June 30, 2005 compared to the three-month and six-month periods ended June 30, 2004. We then provide an analysis of our cash flows, including the impact on cash of important balance sheet changes, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations.”

Company Overview

We are a leading designer and an ISO 9001:2000 and ISO 14001:2004 certified supplier of high performance radio frequency (RF) components for the commercial communications and A&D equipment markets. Our products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. Our commercial communications applications include components for mobile wireless infrastructure applications, wireless local area networks (LANs), fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks, cable television set-top boxes, Radio Frequency Identification (RFID) readers, wireless video transmitters, antenna and receivers for satellite radio, as well as tuner integrated circuits (ICs) and receivers and tuners for high-definition television (HDTV) set-top boxes. Sales of components for the A&D end markets include components for government, military, avionics, space and homeland security systems.

We believe a fundamental value we provide to our customers is derived from our focus on the needs of customer specific applications, our wide array of highly engineered products in multiple technologies, and our commitment to provide our customers with worldwide sales and application engineering support.

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

We have made three acquisitions since 2002. On December 16, 2004, we acquired ISG, a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enables us to address new end markets, including HDTV and satellite radio, and broadens our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. Sales of the products acquired in the ISG acquisition represented a significant amount of our net revenues in the second quarter of 2005.

On May 5, 2003, we acquired substantially all of the assets and assumed specified liabilities of Vari-L Company, Inc., a designer and manufacturer of voltage controlled oscillators (VCOs), phase-locked loop (PLLs) and other MCM products for the mobile wireless infrastructure market, as well as certain components for the A&D market. This acquisition strengthened our product portfolio by adding RF signal source components while strengthening our presence in the A&D markets. The acquisition of Vari-L added a significant amount of net revenues to Sirenza subsequent to the date of the transaction. After the acquisition of Vari-L, we relocated our corporate headquarters and consolidated our manufacturing facilities in Broomfield, Colorado, which allowed us to achieve significant operational cost synergies, primarily in operations, general and administrative and, to a more limited degree, in sales and marketing.

On September 11, 2002, we acquired Xemod Incorporated, a designer and fabless manufacturer of RF power amplifier modules and components based on patented laterally diffused metal on oxide (LDMOS) technology. The acquisition strengthened our product portfolio of RF components by adding high power amplifier module products. Sales of these products have not been significant in any given quarter.

Historically we have utilized a divisional organization structure focused on either specific end markets and/or product types. Beginning in January of 2005, we reorganized to operate in two, product focused divisions and one market oriented division: our Amplifier division, our Signal Source division and our A&D division. The Amplifier and Signal Source divisions are generally focused on similar end markets and customers and are managed separately in order to better manage the research and development and marketing efforts for particular products. The A&D division is focused on the government, military, avionics, space and homeland security systems end markets. The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier, power amplifier and transceiver IC products, an MCM product line including power amplifier modules and our broadband product line, which includes our satellite radio antenna. The Signal Source division’s main product lines are MCMs used in mobile wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, coaxial resonator oscillators (CROs), passive and active mixers, an IC-based modulator and demodulator product line and a line of signal couplers. The A&D division’s main product lines are government and military specified versions of certain of our amplifier and signal processing components and various passive components.

Revenue Overview

Revenue Recognition

We present our revenue results as “net revenues.” Net revenues are defined as our revenues less sales discounts, rebates, returns and other pricing adjustments. Historically, these revenue-related adjustments have not represented a significant percentage of our revenues.

We sell our products worldwide through a direct sales channel and a distribution sales channel. We recognize revenues on sales to our distributors under agreements providing for rights of return and pricing discount programs at the time our products are sold by the distributors to third party customers. Our distribution channel, which accounted for 10% of total net revenues for the second quarter of 2005, consists of those sales made by our four distribution channel partners (Avnet, Acal, Nu Horizons, and RFMW) under agreements that provide for rights of return and pricing discounts.

Sales to Avnet and Acal as resellers, and to other resellers of our products, are made on contractual terms that do not include rights of return and pricing discounts. We recognize revenue from sales to these resellers of our products, and from sales to all other non-distribution customers, at the time product has shipped, title has transferred and no obligations remain. Our direct sales channel, which accounted for 90% of total net revenues for the second quarter of 2005, consists of those sales made to all non-distributor customers and resellers of our products, including sales to Avnet and Acal as resellers.

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until a customer accepts the products.

Customer Concentrations

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. From 2002 to the second quarter of 2005, our customer base shifted significantly. Our sales and marketing efforts contributed to a majority of our 2003 and 2004 net revenues being derived from large wireless infrastructure original equipment manufacturers (OEMs) including Andrew, Ericsson, Lucent and their contract manufacturers (CMs). Since 2002, our OEM customers have been increasingly outsourcing the manufacturing of their equipment to CMs, including Celestica, Flextronics, Sanmina and Solectron. As a result, we sell directly to both OEMs and CMs. Our OEM customers currently make the sourcing decisions for our sales to CMs. When we report customer net revenues in our public announcements, we attribute all net revenues to the ultimate OEM customer and not the respective CM or subcontractor.

This sales trend toward large wireless infrastructure OEMs and their CMs was strengthened in 2003 by the acquisition of Vari-L, whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola.

In the second quarter of 2005 we added to this customer concentration as a significant portion of our net revenues was derived from sales of our satellite radio antenna product to Kiryung Electronics Co., Inc., a subcontractor of SIRIUS Satellite Radio.

We believe that net revenues attributable to our global OEMs, their CMs and our satellite radio customer, including its subcontractor, will continue to account for a majority of our net revenues in the second half of 2005.

Diversification Strategy

We have grown our net revenues through the introduction of new products, increasing our market share and adding complementary products through strategic acquisitions in existing end markets and new end markets. We continue to focus on diversification efforts in order to capitalize on new opportunities in end markets outside of the wireless infrastructure market such as cable TV, satellite radio, HDTV, RFID and other broadband applications. We believe that sales of our products in markets outside of wireless infrastructure, including the satellite radio market, will continue to account for a significant portion of net revenues in the second half of 2005.

Geographic Concentrations

As we exited 2003, our net revenues were evenly split between Asia, North America and Europe. Sales into Asia increased during 2004 and in the first and second quarters of 2005 as a result of OEMs increasingly outsourcing their manufacturing to contract manufacturers, primarily in China. In addition, we have increased our focus and presence in China and are experiencing increased shipments to various Chinese OEM customers. Based on these factors, we anticipate that a large percentage of our direct sales will be in the Asia region in the second half of 2005.

Competitors

With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in communications infrastructure equipment, such as Agilent, Hittite, M/A-COM, NEC and WJ Communications. For our broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our A&D division products, our primary competitors are Hittite, M/A-COM, Spectrum Control and Teledyne. We also compete with communications equipment manufacturers, some of whom are our customers that design RF components internally, such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks.

Cost of Revenues Overview

Cost of revenues consists primarily of costs associated with:

1.	Wafers from third-party wafer fabs for our IC products;

2.	Raw material components from third-party vendors, for our IC, MCM and satellite antenna products;

3.	Packaging for our IC products performed by third-party vendors;

4.	Assembling and testing of our MCM products in our facility;

5.	Testing of our IC products in our facility and by third-party vendors;

6.	Assembling and testing of our satellite antenna products performed by a third-party vendor; and

7.	Costs associated with procurement, production control, quality assurance, reliability and manufacturing engineering.

For our IC products, we outsource our wafer manufacturing and packaging and then perform most of our final testing and tape and reel assembly at our Colorado manufacturing facility. For our MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado. For our satellite antenna products, we outsource our assembly and testing to a third-party vendor.

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

Generally, raw materials utilized by us for our MCM and satellite antenna products are readily available from numerous sources. These vendors are competitive and we expect that to the extent our volumes increase, we may be able to reduce costs by obtaining better volume pricing and delivery terms.

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

2. Product type

In the markets in which we operate, IC products have historically yielded a higher gross margin percent than MCMs and our satellite antenna products. Therefore, increased sales of IC products in a given period are likely to have a positive effect on our gross margin percent. Conversely, increased sales of MCMs and in particular satellite antenna products in a given period are likely to have a negative effect on our gross margin percent.

3. Market

Our products are sold into a wide variety of markets and each of these markets has a pricing structure that is dictated by the economics of that particular market. Therefore, the gross margin percent on our products can vary by the markets into which they are sold. Increased sales into higher margin markets in a given period will have a positive effect on our gross margin percent. This is particularly evident for our satellite antenna product, which is sold into the consumer products, or retail, market where gross margin percentages are generally lower than those in industrial markets.

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

6. The efficiency and effectiveness of our manufacturing operations

Our gross margin percent is generally lower in periods with less volume and higher in periods with increased volume. In periods in which volumes are low, our fixed manufacturing overhead costs are allocated to fewer units, thereby negatively impacting our gross margin percent when those products are sold. Conversely, in periods in which volumes are high, our fixed manufacturing overhead costs are allocated to more units, thereby positively impacting gross margin percent when those products are sold.

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

We intend to invest in increasing the number of direct sales personnel and application engineers supporting our customers at levels appropriate for our overall operating plan. In particular, to support our customers, we have placed both sales personnel and application engineers in various time zones around the world. We believe that our direct sales force and application engineers provide us with a key competitive advantage in our markets. We intend to maintain our investment in sales and marketing functions in order to sustain our advantage in this area.

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

Management believes the following critical accounting policies require the most significant judgments and estimates to be made in the preparation of our consolidated financial statements. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition, in particular the deferral of revenue on sales to distributors, and the valuation of long-lived assets including acquisition-related intangible assets. However, we do not believe these policies currently meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

We recorded a provision for excess inventories of $7.8 million in 2001. We subsequently began selling some of these written-down inventory products. In the first and second quarters of 2005, we sold previously written-down inventory products with an original cost basis of approximately $65,000 and $58,000, respectively. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories had a positive impact on our gross margin in the second quarter of 2005 of less than one percentage point.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza Amplifier division products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Three Months Ended June 30,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written-Down Inventories with No Associated Cost of Revenues	Disposition of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2005	$—	$(58)	$(99)	$2,867
2004	$—	$(192)	$(71)	$3,427

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

Although we did not have taxable income in the first and second quarters of 2005, in 2004, we had taxable income in every quarter. We continue to evaluate the need for a valuation allowance. To the extent we are able to generate taxable income for the remainder of 2005 and if our projections indicate that we are likely to generate sufficient future taxable income, we may determine that some, or all, of our deferred tax assets will more likely than not be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. In the quarter in which the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement, which may have a positive impact on our consolidated results of operations.

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	100%	100%	100%	100%
Cost of revenues	57%	51%	57%	52%

Gross profit	43%	49%	43%	48%
Operating expenses:
Research and development	17%	15%	20%	15%
Sales and marketing	12%	13%	13%	13%
General and administrative	14%	12%	16%	13%
Amortization of deferred stock compensation	0%	0%	0%	0%
Amortization of acquisition-related intangible assets	3%	2%	3%	3%
Restructuring	0%	0%	0%	0%

Total operating expenses	46%	43%	52%	44%

Income (loss) from operations	(3%)	6%	(9%)	4%
Interest expense	0%	0%	0%	0%
Interest and other income (expense), net	(1%)	0%	0%	0%

Income (loss) before income taxes	(4%)	6%	(9%)	4%
Provision for (benefit from) income taxes	0%	0%	0%	0%

Net income (loss)	(3%)	6%	(9%)	4%

Comparisons of the Three and Six Months Ended June 30, 2005 and June 30, 2004

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Direct (1)	90%	86%	89%	86%
Distribution (2)	10%	14%	11%	14%

Total	100%	100%	100%	100%

United States	29%	23%	29%	24%
Asia	56%	41%	51%	39%
Europe	11%	29%	16%	32%
Other	4%	7%	4%	5%

Total	100%	100%	100%	100%

(1)	Net revenues from sales to Avnet and Acal to which rights of return and pricing discount programs are not applicable are included in net revenues attributable to our direct channel.

(2)	Net revenues from sales to Avnet and Acal under agreements in which rights of return and pricing discount programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues decreased to $15.3 million in the second quarter of 2005 from $15.7 million in the second quarter of 2004 and decreased to $27.4 million for the six-month period ended June 30, 2005 from $29.4 million for six-month period ended June 30, 2004. These decreases were primarily the result of two factors relating to our wireless infrastructure OEM customers. First, sales to our OEMs in the first and second quarters of 2005 were at lower average selling prices compared to the first and second quarters of 2004 as a result of our OEMs negotiating lower prices for 2005. This impacted our Amplifier and Signal Source divisions. Secondly, some of our Amplifier division OEMs transitioned to more advanced semiconductor process technology products, which have lower average selling prices than some of our older Amplifier division products. Partially offsetting the aforementioned decreases in net revenues was an increase in shipments of our broadband and satellite antenna products, which we obtained as part of our acquisition of ISG Broadband, Inc in December 2004.

Sales into Asia increased in absolute dollars and as a percentage of net revenues for the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004 primarily as a result of our OEMs increasingly outsourcing their manufacturing to contract manufacturers, primarily in China. Also contributing to the percentage increase in sales to Asia was an increase in sales to Chinese OEM customers as a result of our continued focus in the Asia region and an increase in shipments of our broadband and satellite antenna products, which we obtained as part of our acquisition of ISG Broadband, Inc. in December 2004. Sales into Europe decreased in absolute dollars and as a percentage of net revenues for the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004 as a result of the continued outsourcing of our OEM customers to their contract manufacturers.

The decrease in distribution net revenues in the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004 was primarily attributable to our increased focus on large OEM customers, many of whom prefer to have direct relationships with their suppliers. In addition, sales of our broadband and satellite antenna products are sold through our direct sales channel.

Cost of Revenues, Gross Margin and Gross Profit

Cost of revenues increased to $8.7 million in the second quarter of 2005 from $8.0 million in the second quarter of 2004 primarily as a result of a higher portion of our net revenues being attributable to our broadband and satellite antenna products, which typically carry higher costs than our wireless infrastructure products. Gross profit decreased to $6.6 million in the second quarter of 2005 from $7.7 million in the second quarter of 2004. Gross margin decreased to 43% in the second quarter of 2005 from 49% in the second quarter of 2004. The decrease in gross profit and gross margin were primarily attributable to the mix of products sold in the second quarter of 2005 compared to the second quarter of 2004. The gross margin on sales of our broadband and satellite antenna products are typically lower than the gross margin on sales of our amplifier IC-based products and our Signal Source division products. Therefore, in periods in which sales of our broadband and satellite antenna products represent a higher percentage of our total net revenues, as was the case in the second quarter of 2005, we anticipate that our overall gross margin will be lower. Other contributory factors to the decrease in gross margin in the second quarter of 2005 compared to the second quarter of 2004 were lower average selling prices, primarily on sales to our OEM customers, which is a trend we expect to continue in the second half of 2005. Also, in the second quarter of 2005 we experienced a production testing issue with one of our third party assembly and test vendors for our Amplifier division that resulted in a reduction to our gross margin of slightly more than one-half of a percent. We believe we have successfully identified and resolved this issue in the second quarter of 2005. Additionally, in the second quarter of 2005, we experienced lower sales of previously written-down inventories compared to the second quarter of 2004. Sales of previously written-down inventories had a positive impact on our gross margin in the second quarter of 2005 of less than one percentage point compared to a positive impact on our gross margin in the second quarter of 2004 of slightly more than one percentage point. Operations personnel decreased to 130 at June 30, 2005 from 167 at June 30, 2004.

Cost of revenues increased to $15.5 million for the six-month period ended June 30, 2005 from $15.4 million for the six-month period ended June 30, 2004. The increase is primarily the result of a higher portion of our net revenues being attributable to our broadband and satellite antenna products, which typically carry higher costs than our wireless infrastructure products, partially offset by lower sales in the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004. Gross profit decreased to $11.9 million for the six-month period ended June 30, 2005 from $14.1 million for the six-month period ended June 30, 2004. Gross margin decreased to 43% for six-month period ended June 30, 2005 from 48% for the six-month period ended June 30, 2004. The decrease in gross profit and gross margin were primarily attributable to the mix of products sold in the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004, as described above. The decrease in gross margin was also attributable to our lower sales volume, as in periods in which volumes are lower, our fixed manufacturing overhead costs are allocated to fewer units, thereby negatively impacting our gross margin when those products are sold. Other contributory factors to the decrease in gross margin for the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004 were the aforementioned trend toward lower average selling prices, primarily on sales to our OEM customers. We also experienced lower sales of previously written-down inventories for the six-month period ended June 30, 2005, compared to the six-month period ended June 30, 2004. Sales of previously written-down inventories had a positive impact on our gross margin for the six-month period ended June 30, 2005 of less than one percentage point compared to a positive impact on our gross margin for the six-month period ended June 30, 2004 of slightly more than one and a half percentage points.

Operating Expenses

Research and Development. Research and development expenses increased to $2.6 million in the second quarter of 2005 from $2.3 million in the second quarter of 2004. This increase was primarily attributable to costs of additional personnel engaged in research and development activities subsequent to the acquisition of ISG. Salaries and salary related expenses increased by approximately $205,000 in the second quarter of 2005 compared to the second quarter of 2004 primarily due to the acquisition of ISG. Other contributory factors included additional costs associated with software maintenance and higher facility costs, which were partially offset by a reduction in costs associated with engineering material purchases. Research and development personnel increased to 60 at June 30, 2005 from 53 at June 30, 2004.

Research and development expenses increased to $5.4 million for the six-month period ended June 30, 2005 from $4.4 million for the six-month period ended June 30, 2004. This increase was primarily attributable to costs of additional personnel engaged in research and development activities subsequent to the acquisition of ISG. Salaries and salary related expenses increased by approximately $570,000 for the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004 primarily due to the acquisition of ISG. Other contributory factors included additional costs associated with software maintenance, which added costs of approximately $185,000, engineering material purchases, which added costs of approximately $146,000, and higher facility costs.

Sales and Marketing. Sales and marketing expenses decreased to $1.9 million in the second quarter of 2005 from $2.1 million in the second quarter of 2004. This decrease was primarily attributable to lower costs associated with inside and outside sales representative commissions due to lower sales in the second quarter of 2005 and a lower commission rate structure. Inside and outside sales representative commissions decreased by approximately $140,000 in the second quarter of 2005 compared to the second quarter of 2004. Other contributory factors included reduced costs associated with advertising and sales and marketing material purchases. Sales and marketing and applications engineering personnel totaled 36 at June 30, 2005 and June 30, 2004, respectively.

Sales and marketing expenses decreased to $3.7 million for the six-month period ended June 30, 2005 from $4.0 million for the six-month period ended June 30, 2004. This decrease was primarily attributable to lower costs associated with inside and outside sales representative commissions due to lower sales for the six-month period ended June 30, 2005 and a lower commission rate structure. Inside and outside sales representative commissions decreased by approximately $279,000 for the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004. Other contributory factors included reduced costs associated with sales and marketing material purchases partially offset by an increase in salaries and salary related expenses.

General and Administrative. General and administrative expenses increased to $2.2 million in the second quarter of 2005 from $1.9 million in second quarter of 2004. This increase was primarily attributable to costs associated with abandoned merger and acquisition activities, which increased by approximately $192,000. Other contributory factors included an increase in salaries and salary related expenses of approximately $137,000 and employee relocation costs, which were partially offset by reduced Directors and Officers insurance premiums of approximately $57,000 and reduced commercial banking charges. The increase in salaries and salary related expenses was due to an increase in headcount and an increase in compensation for our general and administrative employees. General and administrative personnel increased to 33 at June 30, 2005 from 32 at June 30, 2004.

General and administrative expenses increased to $4.4 million for the six-month period ended June 30, 2005 from $3.8 million for the six-month period ended June 30, 2004. This increase was primarily attributable to an increase in salaries and salary related expenses of approximately $319,000, a write-off of $215,000 of previously deferred costs associated with an equity financing, costs associated with abandoned merger and acquisition activities, which increased by approximately $192,000 and higher employee relocation costs. These increases were partially offset by reduced Directors and Officers insurance premiums of approximately $145,000 and reduced commercial banking charges.

Amortization of Acquisition-Related Intangible Assets and Other

We recorded amortization of $465,000 in the second quarter of 2005 and $380,000 in the second quarter of 2004 related to our acquired intangible assets. We recorded amortization of $930,000 for the six-month period ended June 30, 2005 and $814,000 for the six-month period ended June 30, 2004 primarily related to our acquired intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other expense of $122,000 in the second quarter of 2005 compared to net interest and other income of $42,000 in the second quarter of 2004. We had net interest and other expense of $61,000 for the six-month period ended June 30, 2005 compared to net interest and other income of $69,000 for the six-month period ended June 30, 2004. This interest and other expense, net in the second quarter of 2005 and in the six-month period ended June 30, 2005 is primarily the result of the Company settling a legal dispute, which resulted in settlement and related costs of approximately $202,000.

Provision for (Benefit from) Income Taxes

We recorded a $22,000 benefit from income taxes in the second quarter of 2005 and a $99,000 benefit from income taxes for the six-month period ended June 30, 2005. The benefit provision for income taxes is based on our annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability and includes items such as the usage of tax loss carryforwards or credits that results in a federal and state tax minimum provision and income taxes on earnings of certain foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by federal net operating losses not utilized.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. In addition, we generated cash flows from operations of $4.9 million in 2004 and $1.8 million for the six-month period ended June 30, 2005. As of June 30, 2005, we had cash and cash equivalents of $4.4 million and short-term investments of $8.1 million. At June 30, 2005, our working capital approximated $23.5 million. In addition, we had $800,000 of restricted cash as of June 30, 2005. At June 30, 2005, short-term debt totaled $19,000 and represented less than one percent of stockholders’ equity. We did not have any long-term debt at June 30, 2005.

Net cash used in, provided by operating activities

Operating activities provided cash of $1.8 million for six-month period ended June 30, 2005. The primary source of cash for the six-month period ended June 30, 2005 was a reduction in accounts receivable as well as an increase in accounts payable. Uses of cash for the six-month period ended June 30, 2005 were increases in other assets and decreases in accrued liabilities and acquisition costs, accrued restructuring and deferred margin on distributor inventory.

Our accounts receivable were $2.4 million lower at the end of the second quarter of 2005 compared to the end of 2004. The decrease is primarily attributable to increased cash collection in the second quarter of 2005. Also, in the first quarter of 2005 we collected a significant amount of the accounts receivable on our balance sheet at December 31, 2004 related to the acquisition of ISG at the end of 2004.

Our days sales outstanding decreased to 50 days in the second quarter of 2005 from 66 days in fourth quarter of 2004. Our DSO’s were positively impacted by collecting a significant amount of the accounts receivable related to the acquisition of ISG and more linear shipments in the second quarter of 2005.

Inventories decreased to $8.3 million at June 30, 2005 from $8.5 million at December 31, 2004. The decrease was primarily attributable to us selling a substantial amount of inventory related to the acquisition of ISG.

Our inventory turns increased to 4.2 at June 30, 2005 from 3.6 as we exited 2004. The increase in inventory turns was primarily attributable to the reduction in inventory acquired from ISG as described above.

Accounts payable increased to $3.3 million at June 30, 2005 from $3.1 million at December 31, 2004. The increase in accounts payable in the second quarter of 2005 was primarily attributable to an increase in purchasing activity.

Accrued restructuring decreased to $126,000 at June 30, 2005 from $518,000 at December 31, 2004. Accrued restructuring decreased by $392,000 due to severance payments made to terminated employees, lease commitment payments and an adjustment made to our restructuring liability of $33,000.

Accrued acquisition costs decreased to $0 at June 30, 2005 from $779,000 at December 31, 2004 primarily as a result of payments made in the six-month period ended June 30, 2005 related to our acquisition of ISG.

Other assets (current and non-current) increased to $2.4 million at June 30, 2005 from $2.1 million at December 31, 2004 primarily as a result of purchases of software licenses.

Net cash used in investing activities totaled $705,000 for the six-month period ended June 30, 2005. The primary use of cash in investing activities for the six-month period ended June 30, 2005 was for purchases of capital equipment.

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

Cash provided by financing activities totaled $891,000 for the six-month period ended June 30, 2005. The major financing inflow of cash related to proceeds from employee stock plans. The major financing use of cash was for principal payments on capital lease obligations. We expect that our capital lease payments will decrease in the near future as our capital lease agreements expire. Our capital lease obligations totaled $19,000 as of June 30, 2005.

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

Contractual Obligations

As of June 30, 2005, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments	$2,747	$1,321	$1,375	$51	$—
Capital lease commitments	$20	$20	$—	$—	$—
Unconditional purchase obligations	$1,133	$1,133	$—	$—	$—

Total (1)	$3,900	$2,474	$1,375	$51	$—

(1)	Total does not include certain purchase obligations as discussed in the two paragraphs immediately below.

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

Off-Balance-Sheet Arrangements

As of June 30, 2005 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first period of the next fiscal year beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material adverse impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

Business Outlook

This business outlook represents the view of management as of the date of this Quarterly Report on Form 10-Q and under the current economic and telecommunications market conditions, and the current company structure. It contains many forward-looking statements, which are subject to risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described under “Risk Factors” below.

In 2004 as compared to 2003, we saw an increase in the demand for our products across a broad spectrum of customers and applications and for a wide variety of our products. We experienced a slight weakening in our sales in the fourth quarter of 2004 and a more pronounced decline in the first quarter of 2005, due in large part to deferrals and shipment delays resulting from revised OEM forecasts. Although we did experience an increase in demand for our products in the second quarter of 2005, largely driven by demand for our broadband and satellite antenna products, given our sales results in the fourth quarter of 2004 and the first quarter of 2005, it is uncertain whether the overall increase in sales in 2004 over 2003 represents a significant long-term upturn in demand from our end customers, or a short-term upturn, which is a critical uncertainty in assessing our financial outlook.

We believe that the primary factors affecting our revenue outlook for the third quarter of 2005 will be the extent of growth in the overall communications and A&D markets, as well as the demand from our customers for any new products we have introduced or may introduce, in particular our satellite antenna products. We continue to focus on our goal of growing revenues by increasing the market share of our existing products, and by diversifying our end markets through the development of new products and the addition of complementary products.

We believe the most significant influences on our outlook for gross margin for the third quarter of 2005 will be the factors mentioned under “Gross Profit and Margin Overview” and “Cost or Revenues, Gross Margin and Gross Profit” above, including product features, product type, market, sales channel, level of integration of the product, and the efficiency and effectiveness of our manufacturing operations. Increasing our gross profit and our gross margin are key goals for third quarter of 2005.

With respect to operating expenses, we believe that the single largest factor affecting our overall operating expenses will be the extent of growth in our customers’ end markets and the resulting impact on our net revenues. In response to the decline in sales we experienced in the first quarter of 2005, we have begun to implement cost control measures intended to bring our operating expenses more in line with our revised sales expectations. If the lowered sales activity we experienced in the first quarter of 2005 continues in future quarters, we anticipate taking further actions to adjust our operating expenses accordingly.

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

Our expenses will also vary depending upon the level and type of any acquisition or offering activity we may engage in during a given period. These activities have in the past and may in the future result in transaction-related, one-time charges and amortization of acquisition-related intangible assets.

We believe the most significant factors influencing our cash flow from operations in the third quarter of 2005 will be our ability to generate net income, the length of time it takes to collect our accounts receivable and the amount of inventory we will have to buy to support our customer orders. We believe the most significant factors influencing our non-operating cash flow in the third quarter of 2005 will be our capital expenditures and the amount of cash received from employee stock plans. We expect that we will be able to fund our working capital and capital expenditure needs for the foreseeable future from the cash generated from operations.

We believe the most important items affecting our accounts receivable management will be the linearity of our shipments to, and the percentage of total net revenue from, our large OEM customers, and their CMs. Also impacting our accounts receivable management will be the geographic location of our shipments, particularly in Asia. Our large OEMs, and in particular their CMs, as well as our customers in Asia, generally pay more slowly than our other customers thereby slowing our cash collection of our accounts receivable. We expect the current trend toward large wireless OEMs outsourcing their manufacturing to continue. We also expect the trend of increasing sales into Asia to continue. With the visibility we have now into this mix, we expect our DSO’s to be reasonably consistent to slightly higher in the third quarter of 2005 compared to the second quarter of 2005.

We believe that the two largest factors affecting our cash usage in inventory will be the order pattern of our customers and the amount of inventory required to support our forecasted demand. As a result of our expectations regarding our future sales, we may have to increase our inventory. With the visibility we now have into these factors, our goal is to keep our third quarter of 2005 inventory turns reasonably consistent with the second quarter of 2005.

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

Although our income from operations approximated $186,000 for 2004, we incurred significant losses from operations in the first and second quarters of 2005 and the years ended December 31, 2003 and 2002. Losses from operations approximated $2.0 million in the first quarter of 2005, $431,000 in the second quarter of 2005, $6.7 million in the year ended December 31, 2003 and $11.4 million in the year ended December 31, 2002. As of June 30, 2005, our accumulated deficit was approximately $91.5 million. It is possible that we will not generate a sufficient level of gross profit to return to or increase our profitability.

Our gross profit depends on a number of factors, some of which are not within our control, including:

•	changes in our product mix and in the markets in which our products are sold, and particularly in the relative mix of IC, satellite antennae and MCM products sold;

•	changes in the relative percentage of products sold through distributors as compared to direct sales; and

•	the cost of raw materials used in producing our products.

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

Even if we do achieve significant gross profit from our product sales, our operating expenses may increase over the next several quarters, as we may, among other things:

•	expand our selling and marketing activities;

•	experience increases in general and administrative expense related to corporate governance and accounting rule pronouncements or acquisition, capital raising or other strategic transactions; and

•	increase our research and development activities for both existing and new products and technologies.

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

During periods of industry downturn such as we have experienced in the past, customer order lead times and our resulting order backlog typically shrink even further, making it more difficult for us to forecast production levels, capacity and net revenues. We are currently in a period where it is difficult to predict future growth in the markets we serve, making it more difficult to estimate requirements for production capacity. If we are unable to plan inventory and production levels effectively, our business, financial condition and results of operations could be materially adversely affected.

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

We have in the past and will continue to evaluate potential acquisitions of, and investments in, complementary businesses, technologies, services or products, and expect to pursue such acquisitions and investments if appropriate opportunities arise. However, we may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms, or at all. In the event we pursue acquisitions, we will face numerous risks including:

•	difficulties in integrating the personnel, operations, technology or products and service offerings of the acquired company;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets where competitors in such markets have stronger market positions;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	the loss of any key personnel of the acquired company;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	insufficient net revenues to offset increased expenses associated with any abandoned or realized acquisitions; and

•	additional expense associated with amortization or depreciation of acquired tangible and intangible assets.

Even if a proposed acquisition or alliance is successfully realized and integrated, we may not receive the expected benefits or synergies of the transaction. Past transactions have resulted, and future transactions may result, in significant costs and expenses and charges to earnings. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may also result in significant in-process research and development charges, which will negatively affect our consolidated results of operations in the period in which an acquisition is consummated. In addition, any completed, pending or future transactions may result in unanticipated expenses or liabilities associated with the acquired assets or businesses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The incurrence of indebtedness could be detrimental to our results of operations, and the issuance of equity securities could be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price.

Our gross margin will fluctuate from period to period.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to our large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these larger equipment OEMs and other global OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a negative impact on our gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a negative effect on our gross margin. In addition, sales of certain of our recently acquired broadband products, in particular satellite radio antennas, have historically had lower gross margins than sales of our wireless infrastructure products. Therefore, increased sales of satellite radio antenna products in a given period will likely have a negative effect on our gross margin. In the second quarter of 2005, sales of antennae products increased significantly as a percentage of our total sales, which had a negative effect on our gross margin. Other factors that could cause our gross margin to fluctuate include the features of the products we sell, the markets into which we sell our products, the level of integration of our products, the efficiency and effectiveness of our manufacturing operations, product quality issues, provisions for excess inventories and sales of previously written-down inventories. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

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

We depend on a relatively small number of customers, many of which are concentrated in the wireless communications and satellite radio markets, for a significant portion of our net revenues. The loss of sales to any of these customers, or a downturn in that market, could adversely affect our net revenues.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in the second quarter of 2005, sales through Avnet, one of our distributors and resellers, represented 12% of net revenues; and sales to Kiryung Electronics Co., Inc. represented 12% of net revenues and substantially all of our net revenues related to sales of satellite radio antennas. In addition, wireless infrastructure OEMs, typically account for a significant amount of our net revenues, either directly or through sales to their contract manufacturers. For example, in the second quarter of 2005, Motorola and Nokia each accounted for, directly or indirectly, more than 10% of our net revenues on this basis. While we do enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. The loss of any one of these customers could limit our ability to sustain and grow our net revenues.

Sales of our products have been affected by a pattern of product price decline, which can harm our business.

The market for our wireless communications products is characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, is subject to regular decreases in product average selling prices over time. We are unable to predict future prices for our products, but we expect that prices for products that we sell to our large wireless infrastructure OEM customers in particular, who we expect to continue to account for a majority of our net revenues for the foreseeable future, will continue to be subject to downward pressure. Wireless infrastructure OEMs continue to require components from their suppliers, including us, to deliver improved performance at lower prices. We also anticipate that a similar pattern may develop in our sales of satellite radio antennas and related products, although these products are at an earlier stage in their life cycle than many of our traditional wireless infrastructure products. Accordingly, our ability to maintain or increase net revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products with higher prices into both the wireless infrastructure and other markets. We are also making a significant effort to develop new sales channels and customer bases in which we hope price competition will not be as significant. There can be no assurance that we will be able to develop significant new customers with less price sensitivity, increase unit sales volumes of existing products, or develop, introduce and/or sell new products not affected by a pattern of steady average selling price declines.

The declining selling prices we have experienced in the past and the pricing pressure we continue to face have also negatively affected and may in the future negatively affect our gross margins. To maintain or increase our gross margins, we must continue to meet our customers’ design and performance needs while reducing our costs through efficient raw material procurement and process and product improvements. Even if we are able to increase unit sales volumes and reduce our costs per unit, there can be no assurance that we would be able to maintain or increase net revenues or profits.

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

Our customers demand that our products meet stringent quality, reliability and performance standards. RF components such as those we produce may contain undetected defects or flaws when first introduced or after commencement of commercial shipments. As a result, defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability, despite testing by us, our suppliers or our customers. If these failures or defects occur or become significant, we could experience:

•	loss of net revenues and gross profit;

•	delays in, or cancellations or rescheduling of, orders or shipments;

•	loss of, or delays in, market acceptance of our products;

•	significant expenditures of capital and resources to resolve such problems;

•	other costs including inventory write-offs and costs associated with customer support;

•	product returns or discounts;

•	diversion of technical and other resources from our other development efforts;

•	warranty and product liability claims, lawsuits and liability for damages caused by such defects; and

•	loss of customers, or loss of credibility with our current and prospective customers.

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

Our OEM customers are increasingly outsourcing the manufacturing of their equipment to CMs. Our satellite radio antennae customer also outsources its manufacturing to CMs. As a result, we sell directly to both our customers and their CMs. While our OEM customers currently make the sourcing decision for our sales to CMs, the existence of an additional layer in the supply chain between us and the end customer can make it more difficult for us to accurately forecast demand. In addition, the ability of CMs to manufacture and test high performance RF components tends to be more limited than that of the OEMs. These factors can be disruptive to the normal flow of our business and reduce our operating efficiency. Either of these factors could result in lower than expected net revenues and a resulting decline in our stock price.

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

We do not own or operate a semiconductor fabrication facility. We currently rely on six third-party wafer fabs to manufacture our semiconductor wafers. These fabs include Northrop Grumman (NG) (formerly TRW) and RF Micro Devices (RFMD) for aluminum gallium arsenide (AlGaAs), Atmel for silicon germanium (SiGe), TriQuint Semiconductors for our discrete devices, GCS for our indium gallium phosphide heterojunction bipolar (InGaP HBT) devices, and an Asian foundry that supplies us with laterally diffused metal on oxide (LDMOS) devices. In the second quarter of 2005, a significant majority of our semiconductors in terms of both volume and revenue were provided by Northrop Grumman, RFMD and Atmel.

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

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the IC into its final protective plastic or ceramic casing. We provide the wafers containing the ICs to third-party packagers. Although we currently work with five packagers, substantially all of our Amplifier division net revenues in the second quarter of 2005 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Circuit Electronic Industries Public Co., Ltd. (CEI), or Unisem, would significantly damage our business. In addition, increased packaging costs would adversely affect our gross margins and profitability.

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

We currently outsource a portion of our product manufacturing and testing function, and may increasingly do so where economically viable for both the vendor and us. However, we may be unable to successfully outsource this function in the near term, or at all. The selection and ultimate qualification of subcontractors to manufacture and test our products could be costly and increase our cost of revenues. In addition, we also do not know if we will be able to negotiate long-term contracts with subcontractors to manufacture and test our products at acceptable prices or volumes. Further, outsourcing the manufacture of a substantial amount of our products may result in underutilization of our existing manufacturing facility, which could in turn result in a higher cost structure and lower gross margins than if we did not outsource such functions. Because our components require sophisticated testing techniques, we have had problems in the past and may have difficulty in the future in obtaining sufficiently high quality or timely manufacture and testing of our products. Whenever a subcontractor is not successful in adopting such techniques, we may experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, damage to customer relationships, delayed qualification of new products with our customers, product returns or discounts and lost net revenues, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Intense competition in our industry could prevent us from increasing net revenues and sustaining profitability.

The RF component industry is intensely competitive in each of the markets we serve and is characterized by the following:

•	rapid technological change;

•	rapid product obsolescence;

•	limited number of wafer fabs for particular process technologies;

•	price erosion; and

•	unforeseen manufacturing yield and quality control problems.

With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Hittite, M/A-COM, NEC and WJ Communications. For our newer broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our A&D division products, our primary competitors are Hittite, M/A-COM, Spectrum Control and Teledyne. We also compete with communications equipment manufacturers, some of whom are our customers, who design RF components internally such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks. We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market, and we may see future competition from companies that may offer new or emerging technologies. In addition, future competition may come from component suppliers based in countries with lower production costs that could translate into pricing pressures; companies that provide a more comprehensive active and passive RF component portfolio that would provide our customers with an attractive supply alternative; and IC manufacturers as they add additional functionality at the chip level to compete with our products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our products are sold to international customers, which exposes us to numerous risks.

A substantial portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Korea, Philippines, Germany, Sweden, and Finland. International sales approximated 71% of our net revenues in the second quarter of 2005, the majority of which was attributable to CMs and OEMs located in Asia. Demand for our products in foreign markets could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

Independent third parties in other countries, primarily in Thailand, Malaysia, South Korea, Taiwan and the Philippines, package substantially all of our semiconductor products. In addition, all of our satellite antennae manufacturing is outsourced to a subcontractor in the Philippines, and we obtain some of our semiconductor wafers from one supplier located in Germany. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. These risks include:

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

Our ability to successfully manage our business plan in a rapidly evolving market requires us to effectively plan and manage any future growth. Our ability to manage future growth will be dependent in large part on a number of factors, including:

•	maintaining access to sufficient manufacturing capacity to meet customer demands;

•	arranging for sufficient supply of key components to avoid shortages of components that are critical to our products;

•	hiring additional skilled technical, marketing and managerial personnel;

•	adhering to our high quality and process execution standards, particularly as we hire and train new employees;

•	upgrading our operational and financial systems, procedures and controls, including possible improvement of our accounting and internal management systems; and

•	maintaining high levels of customer satisfaction.

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

Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us or pay material amounts of damages. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products. We may increasingly be subject to infringement claims as the number of our products grows and as we move into new markets, and in particular in consumer markets where there are many entrenched competitors and we are less familiar with the competitive landscape and prior art.

Recent changes in environmental laws and regulations applicable to manufacturers of electrical and electronic equipment have required us to redesign some of our products, and may increase our costs and expose us to liability.

The implementation of new technological or legal requirements, such as recycling requirements and lead-free initiatives, has impacted our products and manufacturing processes, and could affect the timing of product introductions, the cost and commercial success of our products and our overall profitability. For example, a recent directive in the European Union bans the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, many of our customers have begun demanding products that do not contain these banned substances and have indicated that they will no longer design in non-compliant components. Because most of our existing IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we must redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand. Although we began this process in the first quarter of 2004 and have released many compliant products to date, we have numerous products that remain noncompliant. In addition, our industry has no long-term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials, so we may experience product quality and performance issues as we transition our products to such materials.

Further, for our MCM products we rely on third party suppliers, over which we have little or no control, to provide certain of the components needed for our products to meet applicable standards. In addition, this redesign is resulting in increased research and development and manufacturing and quality control costs. If we are unable to redesign existing products and introduce new products to meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

Although sales through distribution have significantly decreased since 2003, two distributors who also serve as resellers for our products, Acal and Avnet, have accounted for a substantial portion of our net revenues in recent periods. Sales to Avnet, including sales to Avnet as a reseller, represented 12% of net revenues in the second quarter of 2005. Acal and Avnet distribute our products to a large number of end customers. In addition, sales to Planet Technology (H.K.) Ltd., a reseller in China, exceeded 10% of our total revenues in 2004. While sales through Acal, including sales to Acal as a reseller, and sales to Planet Technology did not exceed 10% of our net revenues in the second quarter of 2005 individually, when combined with sales to Avnet as a distributor and reseller during the period these sales amounted to more than 20% of our net revenues for the quarter. We anticipate that sales through Acal, Avnet and Planet Technology will continue to account for a significant portion of our net revenues in the near term. The loss of any of these distribution or reseller relationships or our failure to develop new and viable distribution or reseller relationships could materially harm our ability to sustain and grow our net revenues. Moreover, any transition involving our distribution or reseller partners could also have a negative impact on our operating results.

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

In 2003 we announced the creation of our A&D business unit that targets customers in the military, defense, avionics, space and homeland security market segments. In the first quarter of 2005, we reorganized our business segments and now report A&D as a division. While we increased sales for this division in 2004 in comparison to 2003, we can make no assurance that we will be able to successfully serve the needs of potential customers in these markets or realize any significant increase in net revenues from this business in the future. Through our participation in this market, we may make sales to companies doing business with the U.S. government as prime contractors or subcontractors. Although unlikely, we may also do business directly with the U.S. government. In addition to normal business risks, we face several unique risks, largely beyond our control, associated with doing business, directly or indirectly, with the U.S. government, including:

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

Although 71% of our sales were to non-U.S. based customers and distributors in the second quarter of 2005, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. We expect sales into foreign markets to continue at current levels or increase in future periods, particularly in Europe and Asia. Because Sirenza’s sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make its products less competitive in foreign markets. Alternatively, if the U.S. dollar were to weaken, it would make our products more competitive in foreign markets, but could result in higher prices from our foreign vendors.

At June 30, 2005, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, assuming that our cash and available-for-sale investments balance at June 30, 2005 remains unchanged, a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $125,000.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the court granted preliminary approval of the settlement, conditioned upon the parties’ modification of a proposed bar order for potential contribution claims. The settlement is subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

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

On August 11, 2003, OneSource Financial Corp. filed a complaint against us and John and Susan Ocampo in the District Court for Travis County, Texas. The complaint alleged breach of contract by Sirenza and breach of guaranty by John and Susan Ocampo with respect to an equipment lease entered into in 1999. OneSource alleged that the terms of the lease provided for an automatic renewal of the lease upon expiration of the original term in April 2003 and sought additional monthly rental payments on the equipment in addition to a fair market value buyout of the equipment, accrued interest, liquidated damages and attorneys’ fees. Pursuant to a settlement and release agreement entered into as of June 30, 2005, and without admitting any liability, Sirenza has paid OneSource $195,000 in settlement of all outstanding disputes between them and in exchange for a related release of liability from OneSource. The suit was dismissed with prejudice on July 13, 2005.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of June 30, 2005 approximately $47.9 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod, Vari-L and ISG and investment in GCS. The remaining $1.9 million of net proceeds have been invested in interest bearing cash equivalents and investments.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 24, 2005.

(b) At the Annual Meeting, the stockholders elected John Bumgarner, Jr. and Casimir Skrzypczak as Class II Directors to serve for a term of three years. The terms of office of the Class I Directors, Peter Y. Chung and Robert Van Buskirk, and Class III Directors, John Ocampo and Gil Van Lunsen, continued following the Annual Meeting as well.

(c) The stockholders of the Company voted on the following matters at the Annual Meeting:

1. The election of two Class II directors to serve for a term of three years; and

2. The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

Votes were cast for the election of the Class II Directors as follows:

	Votes For	Votes Withheld
John Bumgarner, Jr.	33,860,882	662,843
Casimir Skrzypczak	33,857,119	666,606

The ratification of the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2005 was approved as follows:

Votes For	Votes Against	Abstentions
34,481,624	31,480	10,621

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004. (4)

10.1*	Form of Notice of Stock Purchase Right and related agreements pursuant to the Company’s Amended and Restated 1998 Stock Plan (5)

11.1	Statement regarding computation of per share earnings. (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(6)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2005	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: August 9, 2005	/s/ Chuck Bland
CHUCK BLAND
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004. (4)

10.1*	Form of Notice of Stock Purchase Right and related agreements pursuant to the Company’s Amended and Restated 1998 Stock Plan (5)

11.1	Statement regarding computation of per share earnings. (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(6)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.