Form 10-Q
period 2005-09-30
SIRENZA MICRODEVICES INC
filed 2005-11-09
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2005 there were 36,241,212 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,505	$2,440
Short-term investments	8,964	8,000
Accounts receivable, net	10,075	10,968
Inventories	8,756	8,496
Other current assets	1,148	674

Total current assets	35,448	30,578
Property and equipment	6,408	8,273
Investment in GCS	3,065	3,065
Other non-current assets	1,004	1,426
Acquisition-related intangibles	5,526	6,921
Goodwill	6,417	5,631

Total assets	$57,868	$55,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,731	$3,136
Accrued compensation and other expenses	3,006	3,040
Accrued acquisition costs	1,150	779
Deferred margin on distributor inventory	818	1,069
Accrued restructuring	142	518
Other liabilities, current	242	56

Total current liabilities	10,089	8,598
Other liabilities, non-current	450	18
Commitments and contingencies
Stockholders’ equity:
Common stock	36	35
Additional paid-in capital	137,880	136,579
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive loss	(84)	(53)
Accumulated deficit	(90,338)	(89,118)

Total stockholders’ equity	47,329	47,278

Total liabilities and stockholders’ equity	$57,868	$55,894

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$17,234	$16,737	$44,668	$46,191
Cost of revenues	9,344	8,219	24,852	23,607

Gross profit	7,890	8,518	19,816	22,584
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $2 for the nine months ended September 30, 2004)	2,499	2,337	7,873	6,777
Sales and marketing (exclusive of amortization of deferred stock compensation of $1 for the nine months ended September 30, 2004)	1,793	1,913	5,496	5,883
General and administrative	1,928	2,174	6,292	5,938
Amortization of deferred stock compensation	—	—	—	3
Amortization of acquisition-related intangible assets	465	354	1,395	1,165
Restructuring	89	(98)	56	(98)

Total operating expenses	6,774	6,680	21,112	19,668

Income (loss) from operations	1,116	1,838	(1,296)	2,916
Interest and other income (expense), net	108	71	47	140

Income (loss) before income taxes	1,224	1,909	(1,249)	3,056
Provision for (benefit from) income taxes	70	86	(29)	135

Net income (loss)	$1,154	$1,823	$(1,220)	$2,921

Basic net income (loss) per share	$0.03	$0.05	$(0.03)	$0.08

Diluted net income (loss) per share	$0.03	$0.05	$(0.03)	$0.08

Shares used to compute basic net income (loss) per share	35,958	34,696	35,714	34,446

Shares used to compute diluted net income (loss) per share	37,797	37,384	35,714	37,270

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income (loss)	$(1,220)	$2,921
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,586	4,394
Compensation expense related to employee equity awards	125	37
Loss on disposal of property and equipment	16	—
Amortization of deferred stock compensation	—	3
Changes in operating assets and liabilities:
Accounts receivable	893	(590)
Inventories	(69)	(3,334)
Other assets	(52)	167
Accounts payable	1,595	140
Accrued expenses	(603)	816
Other liabilities	172	—
Accrued restructuring	(409)	(521)
Deferred margin on distributor inventory	(251)	259

Net cash provided by operating activities	4,783	4,292
Investing Activities
Sales/maturities of available-for-sale securities, net	(995)	(8)
Purchases of property and equipment	(843)	(2,019)

Net cash used in investing activities	(1,838)	(2,027)
Financing Activities
Principal payments on capital lease obligations	(56)	(48)
Proceeds from exercise of stock options and employee stock plans	1,176	837

Net cash provided by financing activities	1,120	789
Increase in cash and cash equivalents	4,065	3,054
Cash and cash equivalents at beginning of period	2,440	7,468

Cash and cash equivalents at end of period	$6,505	$10,522

Supplemental disclosures of noncash investing and financing activities
Net book value of property and equipment disposed of	$—	$83
Reclassification of property and equipment and other	$502
Non-cash adjustments to goodwill	$786

See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) - as reported	$1,154	$1,823	$(1,220)	$2,921
Add: Stock-based employee compensation expense, included in the determination of net income (loss) as reported, net of related tax effects	60	32	125	40
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,138)	(1,463)	(6,633)	(4,287)

Pro forma net income (loss)	$(1,924)	$392	$(7,728)	$(1,326)

Net income (loss) per share:
Basic and diluted - as reported	$0.03	$0.05	$(0.03)	$0.08

Basic and diluted - pro forma	$(0.05)	$0.01	$(0.22)	$(0.04)

Effective August 12, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerated vesting of certain unvested and “out-of-the-money” stock options issued on October 22, 2004 to current employees and executive officers of the company. The members of the Company’s Board of Directors, including the Company’s Chief Executive Officer, did not receive any acceleration of vesting as part of this action. As a result of the vesting acceleration, options to purchase approximately 588,000 shares of the Company’s common stock at an exercise price of $4.58 per share have become immediately exercisable. These options would otherwise have vested in annual and monthly increments through 2008. The decision to accelerate unvested options was made primarily to reduce compensation expense that might be recorded in future periods under SFAS No. 123R “Share-Based Payment.” The impact of the acceleration is included in the determination of pro forma net loss for the three and nine-month periods ended September 30, 2005 in the table above.

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

As of September 30, 2005, the Company determined it to be probable that the full earn-out of $1.15 million related to the year ended December 31, 2005 would be paid. Accordingly, the Company accrued for the expected payment of the earn-out on its condensed consolidated balance sheet in “Accrued acquisition costs” and correspondingly increased goodwill by $1.15 million.

The range of possible payment is as follows (in thousands):

	Possible Payment Range
Earn-out Period	Low End of Range	High End of Range
Year ending December 31, 2005	$—	$1,150
Year ending December 31, 2006	$—	$3,000
Year ending December 31, 2007	$—	$3,000

	$—	$7,150

The allocation of the purchase price is preliminary until finalization of all pre-acquisition contingencies. The Company has identified a pre-acquisition contingency related to certain inventory products that are to be used for a specific application for which ISG was not qualified by the customer to manufacture such products as of the consummation date of the acquisition. Prior to the closing of the acquisition, ISG had recorded an inventory valuation reserve of approximately $358,000 for the excess of cost over estimated net realizable value for this inventory. To the extent the Company determines it is unable to sell this inventory because of a lack of qualification, an additional write-down of up to $350,000 would be required. Likewise, to the extent Sirenza is able to sell this inventory for this specific application, a reduction to the reserve of up to $358,000 would be required. Adjustments to the aforementioned inventory reserve related to this specific contingency prior to December 16, 2005, the estimated end of the allocation period, have been included in the allocation of the purchase price, resulting in a decrease to goodwill. In the second and third quarters of 2005, the Company was able to sell $349,000 of this inventory and as a result, reduced its inventory valuation reserve and goodwill accordingly.

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

Note 3: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets totaled $465,000 and $354,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and $1.4 million and $1.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The amortization of acquisition-related intangible assets in the three and nine-month periods ended September 30, 2005 included amortization associated with the Company’s acquisitions of Vari-L, Xemod and ISG. The amortization of acquisition-related intangible assets in the three and nine month periods ended September 30, 2004 included amortization associated with the Company’s acquisitions of Vari-L and Xemod. Acquisition-related intangible assets related to the ISG acquisition are being amortized over the periods in which the economic benefits of such assets are expected to be used. Acquisition-related intangible assets related to the Vari-L and Xemod acquisitions are being amortized on a straight-line basis, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Developed Product Technology	$6,810	$2,474	$4,336	$6,810	$1,515	$5,295
Customer Relationships	970	827	143	970	546	424
Core Technology Leveraged	860	13	847	860	—	860
Patented Core Technology	700	500	200	700	375	325
Committed Customer Backlog	310	310	—	310	310	—
Internal Use Software	70	70	—	70	53	17

Total	$9,720	$4,194	$5,526	$9,720	$2,799	$6,921

As of September 30, 2005, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2005 (remaining 3 months)	$443
2006	1,797
2007	1,609
2008	1,227
2009	318
Thereafter	132

$5,526

Note 4: Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2005 are as follows (in thousands):

	Amplifier Division	Signal Source Division	Aerospace & Defense Division	Total
Balance as of December 31, 2004	$2,120	$3,511	$—	$5,631
Goodwill adjustments	786	(527)	527	786

Balance as of September 30, 2005	$2,906	$2,984	$527	$6,417

The Amplifier division goodwill adjustments above primarily relate to the accrual of the 2005 ISG earn-out in the third quarter of 2005, partially offset by reductions in inventory valuation reserves (See Note 2: Acquisition of ISG Broadband, Inc.). The goodwill adjustments related to the Signal Source and Aerospace and Defense divisions reflect the reassignment of goodwill as a result of a change in our reporting structure in 2005.

The Company conducted its annual goodwill impairment analysis in the third quarters of 2005 and 2004 and concluded its goodwill was not impaired in any of those periods.

Note 5: Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value).

The Company plans production based on orders received and forecasted demand and must order wafers and raw material components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that some orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our actual results of operations.

The Company sold previously written-down inventory products with an original cost basis of approximately $65,000, $58,000 and $53,000 in the first, second and third quarters of 2005, respectively, and $273,000 for the year ended December 31, 2004. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories increased the Company’s gross margin for the three months ended September 30, 2005 by less than one percentage point. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$3,990	$4,756
Work-in-process	1,475	1,474
Finished goods	3,291	2,266

	$8,756	$8,496

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

Note 7: Restructuring Activities

2005 Restructuring Activities

During the third quarter of 2005, the Company’s management approved and initiated plans to restructure the operations of its Tempe design center. The Company exited this facility and recorded $89,000 primarily related to noncancelable lease costs. The Company estimated the cost of exiting its Tempe facility based on the contractual terms of its noncancelable lease agreement. Given the short duration of the remaining contractual lease term that expires in December of 2005, the Company assumed that the exited facility would not be subleased.

2004 Acquisition-related Restructuring Activities

During the fourth quarter of 2004, in connection with the acquisition of ISG, the Company’s management approved and initiated plans to restructure the operations of the ISG organization. The Company recorded $310,000 to eliminate duplicative ISG facilities and for ISG employee termination costs. These costs were recognized as a liability assumed in the business combination and included in the allocation of the cost to acquire ISG and, accordingly, have been included as an increase to goodwill. The remaining cash expenditures related to the 2004 acquisition-related restructuring are expected to be paid in the fourth quarter of 2005.

The following table summarizes the activities related to the Company’s accrued restructuring balance during the third quarter of 2005 (in thousands):

	Accrued Restructuring Balance at June 30, 2005	2005 Amounts Charged to Restructuring	Cash Payments	Accrued Restructuring Balance at September 30, 2005
2005 restructuring activities	$—	$89	$(36)	$53
2004 acquisition-related restructuring activities	8	—	(3)	5
2002 restructuring activities	12	—	(8)	4
2001 restructuring activities	106	—	(26)	80

	$126	$89	$(73)	$142

The following table summarizes the Company’s restructuring costs and activities for the restructuring activities identified below from inception through September 30, 2005 (in thousands):

	Amount Charged to Restructuring or Goodwill		Cash Payments		Non-cash Charges		Accrued Restructuring Balance at September 30, 2005
	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments	Severance	Lease Commitments
2005 restructuring activities	$—	$89	$—	$(36)	$—	$—	$—	$53
2004 acquisition-related restructuring activities	98	212	(93)	(212)	—	—	5	—
2002 restructuring activities	120	271	(120)	(234)	—	(33)	—	4
2001 restructuring activities	481	2,189	(464)	(1,320)	(17)	(789)	—	80

	$699	$2,761	$(677)	$(1,802)	$(17)	$(822)	$5	$137

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

The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted average common shares outstanding	35,958	34,696	35,714	34,446
Dilutive effect of employee stock options and awards	1,839	2,688	—	2,824

Weighted average common shares outstanding, assuming dilution	37,797	37,384	35,714	37,270

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and employee stock awards.

The effect of options to purchase 4,757,802 shares of common stock at an average exercise price of $2.72 for the nine months ended September 30, 2005 have not been included in the computation of diluted net loss per share as the effect would have been antidilutive. In addition, the effect of approximately 213,000 shares of non-vested common stock issued or issuable at a purchase price of $0.001 pursuant to restricted stock purchase rights have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2005, as the effect would have been antidilutive.

Note 9: Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss)	$1,154	$1,823	$(1,220)	$2,921
Change in net unrealized loss on available-for-sale investments	(6)	—	(31)	—

Total comprehensive income (loss)	$1,148	$1,823	$(1,251)	$2,921

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	September 30, 2005	December 31, 2004
Accumulated net unrealized loss on available-for-sale investments	$(84)	$(53)

Total accumulated other comprehensive loss	$(84)	$(53)

Note 10: Segments of an Enterprise and Related Information

Beginning in January of 2005, we expanded our reporting structure by adding the Aerospace and Defense (A&D) division to the Amplifier and Signal Source divisions. The Amplifier and Signal Source divisions are product focused while the A&D division is market focused. The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier, power amplifier and transceiver IC products, a multi-component module (MCM) product line including power amplifier modules and a broadband product line, which includes our satellite radio antenna. The Signal Source division’s main product lines are primarily MCMs used in mobile wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, coaxial resonator oscillators (CROs), and passive and active mixers. In addition, the Signal Source division has an IC-based modulator and demodulator product line and a line of signal couplers. The A&D division’s main product lines are government and military specified versions of certain of our amplifier and signal processing components and various passive components. The Company’s reportable segments are organized as separate functional units with separate management teams and separate performance assessment. The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer of the Company, evaluates performance and allocates resources based on the operating income (loss) of each segment.

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

	Amplifier Division	Signal Source Division	A&D Division	Total Segments	Non-Segment Items	Total Company
	(in thousands)
For the three months ended September 30, 2005
Net revenues from external customers	$10,736	$5,719	$779	$17,234	—	$17,234
Operating income (loss)	$2,806	$2,012	$210	$5,028	$(3,912)	$1,116
For the nine months ended September 30, 2005
Net revenues from external customers	$25,403	$17,016	$2,249	$44,668	—	$44,668
Operating income (loss)	$5,389	$5,618	$(7)	$11,000	$(12,296)	$(1,296)
For the three months ended September 30, 2004
Net revenues from external customers	$7,294	$8,417	$1,026	$16,737	—	$16,737
Operating income (loss)	$2,566	$3,214	$125	$5,905	$(4,067)	$1,838
For the nine months ended September 30, 2004
Net revenues from external customers	$21,384	$22,400	$2,407	$46,191	—	$46,191
Operating income (loss)	$7,938	$6,872	$292	$15,102	$(12,186)	$2,916

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

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

Note 12: Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first period of the next fiscal year beginning after September 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material adverse impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

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

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the direction in which our business and products are moving, followed by an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting policies and estimates that we believe require the most significant judgments to be made in the preparation of our consolidated financial statements. In the next section we discuss the results of our operations for the three-month and nine-month periods ended September 30, 2005 compared to the three-month and nine-month periods ended September 30, 2004. We then provide an analysis of our cash flows, including the impact on cash of important balance sheet changes, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations.”

Company Overview

We are a supplier of radio frequency (RF) components for the commercial communications, consumer and A&D equipment markets. Our products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. Our commercial communications applications include components for mobile wireless infrastructure applications, wireless local area networks (LANs), fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks, cable television set-top boxes, Radio Frequency Identification (RFID) readers, wireless video transmitters, as well as tuner integrated circuits (ICs) and receivers and tuners for high-definition television (HDTV) set-top boxes. Our consumer applications include antennas and receivers for satellite radio. Sales of components for the A&D end markets include components for government, military, avionics, space and homeland security systems.

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

We have made three acquisitions since 2002. On December 16, 2004, we acquired ISG, a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enables us to address new end markets, including HDTV and satellite radio, and broadens our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. Sales of the products acquired in the ISG acquisition have represented an increasingly significant amount of our net revenues in 2005.

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

Historically we have utilized a divisional organization structure focused on either specific end markets and/or product types. Beginning in January of 2005, we expanded our reporting structure by adding the Aerospace and Defense (A&D) division to the Amplifier and Signal Source divisions. The Amplifier and Signal Source divisions are product focused while the A&D division is market focused. The Amplifier and Signal Source divisions are generally focused on similar end markets and customers and are managed separately in order to better manage the research and development and marketing efforts for particular products. The A&D division is focused on the government, military, avionics, space and homeland security systems end markets. The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier, power amplifier and transceiver IC products, an MCM product line including power amplifier modules and our broadband product line, which includes our satellite radio antenna. The Signal Source division’s main product lines are MCMs used in mobile wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, coaxial resonator oscillators (CROs), passive and active mixers, an IC-based modulator and demodulator product line and a line of signal couplers. The A&D division’s main product lines are government and military specified versions of certain of our amplifier and signal processing components and various passive components. Beginning in 2006, we will be reorganizing to focus further on our end markets, which we believe will position us for further progress in achieving our strategic corporate goals of execution and diversification.

Revenue Overview

Revenue Recognition

We present our revenue results as “net revenues.” Net revenues are defined as our revenues less sales discounts, rebates, returns and other pricing adjustments. Historically, these revenue-related adjustments have not typically represented a significant percentage of our revenues.

We sell our products worldwide through a direct sales channel and a distribution sales channel.

Distributor Sales

We recognize revenues on sales to our distributors under agreements providing for rights of return and pricing discount programs at the time our products are sold by the distributors to third party customers. Our distribution channel, which accounted for 10% of total net revenues for the third quarter of 2005, consists of those sales made by our four distribution channel partners (Avnet, Acal, Nu Horizons, and RFMW) under agreements that provide for rights of return and pricing discounts.

Direct and Reseller Sales

Sales to Avnet and Acal as resellers, and to other resellers of our products, are made on contractual terms that do not include rights of return and pricing discounts. We generally recognize revenue from sales to these resellers of our products, and from sales to all other non-distribution customers, at the time product has shipped, title has transferred and no obligations remain. Our direct sales channel, which accounted for 90% of total net revenues for the third quarter of 2005, consists of those sales made to all non-distributor customers and resellers of our products, including sales to Avnet and Acal as resellers.

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until a customer accepts the products.

Customer Concentrations

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. From 2002 to the third quarter of 2005, our customer base shifted significantly. Our sales and marketing efforts contributed to a majority of our 2003 and 2004 net revenues being derived from large wireless infrastructure original equipment manufacturers (OEMs) including Andrew, Ericsson, Lucent and their contract manufacturers (CMs). Since 2002, our OEM customers have been increasingly outsourcing the manufacturing of their equipment to CMs, including Celestica, Flextronics, Sanmina and Solectron. As a result, we sell directly to both OEMs and CMs. Our OEM customers currently make the sourcing decisions for our sales to CMs. When we report customer net revenues in our public announcements, we attribute all net revenues to the ultimate OEM customer and not the respective CM or subcontractor.

This sales trend toward large wireless infrastructure OEMs and their CMs was strengthened in 2003 by the acquisition of Vari-L, whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola.

In the second and third quarters of 2005 we added to this customer concentration as a significant portion of our net revenues continued to be derived from sales of our satellite radio antenna product to Kiryung Electronics Co., Inc., and other subcontractors of SIRIUS Satellite Radio.

We believe that net revenues attributable to our global OEMs and their CMs will continue to account for a majority of our net revenues in the fourth quarter of 2005, and that net revenues attributable to our satellite radio customer and its subcontractors will account for a significant portion of our net revenues in that same period.

Diversification Strategy

We have grown our net revenues through the introduction of new products, increasing our market share and adding complementary products through strategic acquisitions in existing end markets and new end markets. We continue to focus on diversification efforts in order to capitalize on new opportunities in end markets outside of the wireless infrastructure market such as cable TV, WiMax, satellite radio, HDTV, RFID and other broadband applications. We believe that sales of our products in markets outside of wireless infrastructure, including the satellite radio market, will continue to account for a substantial portion of net revenues in the fourth quarter of 2005.

Geographic Concentrations

As we exited 2003, our net revenues were evenly split between Asia, North America and Europe. Sales into Asia increased during 2004 and in each of the first three quarters of 2005 as a result of OEMs increasingly outsourcing their manufacturing to contract manufacturers, primarily in China. In addition, we have increased our focus and presence in China and are experiencing increased shipments to various Chinese OEM customers. Based on these factors, we anticipate that a large percentage of our direct sales will be in the Asia region in the fourth quarter of 2005.

Competitors

With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in communications infrastructure equipment, such as Agilent, Hittite, M/A-COM, NEC and WJ Communications. For our broadband products, we expect our most significant competitors will include Microtune, Motorola and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our A&D division products, our primary competitors are Hittite, M/A-COM, Spectrum Control and Teledyne. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennas and related equipment, including American International, Monster Cable Products, RecepTec and Terk Technologies. We also compete with communications equipment manufacturers, some of whom are our customers that design RF components internally, such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks.

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

We currently outsource a portion of our manufacturing and testing function, and may increasingly do so where economically attractive.

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

2. Product type

In the markets in which we operate, IC products have historically yielded a higher gross margin percent than MCMs and our satellite antenna products. Therefore, increased sales of IC products in a given period are likely to have a positive effect on our gross margin percent. Conversely, increased sales of MCMs, and in particular satellite antenna products, in a given period are likely to have a negative effect on our gross margin percent.

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

6. The efficiency and effectiveness of our manufacturing operations

Our gross margin percent is generally lower in periods with less volume and higher in periods with increased volume. In periods in which volumes produced internally are low, our fixed manufacturing overhead costs are allocated to fewer units, thereby negatively impacting our gross margin percent when those products are sold. Conversely, in periods in which volumes produced internally are high, our fixed manufacturing overhead costs are allocated to more units, thereby positively impacting gross margin percent when those products are sold.

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

We conducted our annual goodwill impairment analysis in the third quarter of 2005. The estimates that we used assumed that the reporting units would participate in a gradually improving market for radio frequency components in the commercial communications and A&D equipment markets, that our share of those markets would increase, and the profitability of the reporting units would increase over time. We concluded that we did not have any impairment of goodwill based on our forecasted discounted cash flows, our market capitalization and market multiples of revenue of comparable companies in our industry.

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

We recorded a provision for excess inventories of $7.8 million in 2001. We subsequently began selling some of these written-down inventory products. In the first, second and third quarters of 2005, we sold previously written-down inventory products with an original cost basis of approximately $65,000, $58,000 and $53,000, respectively. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories had a positive impact on our gross margin in the third quarter of 2005 of less than one percentage point.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza Amplifier division products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Nine Months Ended September 30,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written-Down Inventories with No Associated Cost of Revenues	Disposition of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2005	$—	$(176)	$(125)	$2,755
2004	$—	$(620)	$(236)	$3,251

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

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	100%	100%	100%	100%
Cost of revenues	54%	49%	56%	51%

Gross profit	46%	51%	44%	49%
Operating expenses:
Research and development	15%	14%	18%	15%
Sales and marketing	10%	12%	12%	13%
General and administrative	11%	13%	14%	13%
Amortization of deferred stock compensation	0%	0%	0%	0%
Amortization of acquisition-related intangible assets	3%	2%	3%	2%
Restructuring	1%	(1%)	0%	0%

Total operating expenses	39%	40%	47%	43%

Income (loss) from operations	6%	11%	(3%)	6%
Interest and other income (expense), net	1%	0%	0%	0%

Income (loss) before income taxes	7%	11%	(3%)	6%
Provision for (benefit from) income taxes	0%	0%	0%	0%

Net income (loss)	7%	11%	(3%)	6%

Comparisons of the Three and Nine Months Ended September 30, 2005 and September 30, 2004

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Direct (1)	90%	88%	90%	87%
Distribution (2)	10%	12%	10%	13%

Total	100%	100%	100%	100%

United States	27%	22%	27%	23%
Asia	51%	50%	51%	43%
Europe	19%	26%	18%	30%
Other	3%	2%	4%	4%

Total	100%	100%	100%	100%

(1)	Net revenues from sales to Avnet and Acal to which rights of return and pricing discount programs are not applicable are included in net revenues attributable to our direct channel.

(2)	Net revenues from sales to Avnet and Acal under agreements in which rights of return and pricing discount programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $17.2 million in the third quarter of 2005 from $16.7 million in the third quarter of 2004 and decreased to $44.7 million for the nine-month period ended September 30, 2005 from $46.2 million for nine-month period ended September 30, 2004. The increase in the third quarter of 2005 compared to the third quarter of 2004 was primarily attributable to an increase in shipments of our broadband and satellite antenna products, which we obtained as part of our acquisition of ISG in December 2004. Partially offsetting this increase was a reduction in average selling prices to our wireless infrastructure OEM customers in the third quarter of 2005 compared to the third quarter of 2004 as a result of our OEMs negotiating lower prices for 2005. The reduction in average selling prices impacted our Amplifier and Signal Source divisions. In addition, some of our Amplifier division OEMs transitioned to more advanced semiconductor process technology products, which have lower average selling prices than some of our older Amplifier division products. The decrease in net revenues for the nine-month period ended September 30, 2005 compared to the same period in 2004 was also the result of lower average selling prices to our wireless infrastructure OEM customers in the Amplifier and Signal Source divisions, and the transition to more advanced semiconductor process technology products, which have lower average selling prices, in our Amplifier Division. Partially offsetting this decrease was an increase in shipments of our broadband and satellite antenna products.

Sales into Asia increased in absolute dollars and as a percentage of net revenues for the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004 primarily as a result of our OEMs increasingly outsourcing their manufacturing to contract manufacturers, primarily in China. Also contributing to the percentage increase in sales to Asia was an increase in sales to Chinese OEM customers as a result of our continued focus in the Asia region and an increase in shipments of our broadband and satellite antenna products, which we obtained as part of our acquisition of ISG in December 2004. Sales into Europe decreased in absolute dollars and as a percentage of net revenues for the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004 as a result of the continued outsourcing of our OEM customers to their contract manufacturers.

The decrease in distribution net revenues in the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004 was primarily attributable to a more rapid rate of growth with our large OEM customers. In addition, sales of our broadband and satellite antenna products are sold through our direct sales channel.

Cost of Revenues, Gross Margin and Gross Profit

Cost of revenues increased to $9.3 million in the third quarter of 2005 from $8.2 million in the third quarter of 2004 primarily as a result of a higher portion of our net revenues being attributable to our broadband and satellite antenna products, which typically carry higher costs than our wireless infrastructure products. Gross profit decreased to $7.9 million in the third quarter of 2005 from $8.5 million in the third quarter of 2004. Gross margin decreased to 46% in the third quarter of 2005 from 51% in the third quarter of 2004. The decrease in gross profit and gross margin were primarily attributable to the mix of products sold in the third quarter of 2005 compared to the third quarter of 2004. The gross margin on sales of our broadband and satellite antenna products are typically lower than the gross margin on sales of our amplifier IC-based products and our Signal Source division products. Therefore, in periods in which sales of our broadband and satellite antenna products represent a higher percentage of our total net revenues, as was the case in the third quarter of 2005, we anticipate that our overall gross margin will be lower. Other contributory factors to the decrease in gross margin in the third quarter of 2005 compared to the third quarter of 2004 were lower average selling prices, primarily on sales to our wireless infrastructure OEM customers, which is a trend we expect to continue through the remainder of 2005. Additionally, in the third quarter of 2005, we experienced lower sales of previously written-down inventories compared to the third quarter of 2004. Sales of previously written-down inventories totaled $53,000 in third quarter of 2005 compared to $155,000 in the third quarter of 2004. Operations personnel decreased to 125 at September 30, 2005 from 157 at September 30, 2004.

Cost of revenues increased to $24.9 million for the nine-month period ended September 30, 2005 from $23.6 million for the nine-month period ended September 30, 2004. The increase is primarily the result of a higher portion of our net revenues being attributable to our broadband and satellite antenna products, which typically carry higher costs than our wireless infrastructure products, partially offset by lower sales in the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004. Gross profit decreased to $19.8 million for the nine-month period ended September 30, 2005 from $22.6 million for the nine-month period ended September 30, 2004. Gross margin decreased to 44% for the nine-month period ended September 30, 2005 from 49% for the nine-month period ended September 30, 2004. The decrease in gross profit and gross margin were primarily attributable to the mix of products sold in the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004, as described above. The decrease in gross margin was also attributable to our lower sales volume, as in periods in which volumes are lower, our fixed manufacturing overhead costs are allocated to fewer units, thereby negatively impacting our gross margin when those products are sold. Other contributory factors to the decrease in gross margin for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004 were the aforementioned trend toward lower average selling prices, primarily on sales to our wireless infrastructure OEM customers. We also experienced lower sales of previously written-down inventories for the nine-month period ended September 30, 2005, compared to the nine-month period ended September 30, 2004. Sales of previously written-down inventories totaled $176,000 for the nine-month period ended September 30, 2005 compared to $620,000 for the nine-month period ended September 30, 2004.

Operating Expenses

Research and Development. Research and development expenses increased to $2.5 million in the third quarter of 2005 from $2.3 million in the third quarter of 2004. This increase was primarily attributable to additional costs associated with software maintenance, which increased by approximately $75,000 in the third quarter of 2005 compared to the third quarter of 2004. In addition, we experienced higher costs due to additional personnel engaged in research and development activities subsequent to the acquisition of ISG. Salaries and salary related expenses increased by approximately $40,000 in the third quarter of 2005 compared to the third quarter of 2004 primarily due to the acquisition of ISG. Other contributory factors included additional costs associated with engineering material purchases and higher facility costs, which were partially offset by a reduction in depreciation. Research and development personnel increased to 61 at September 30, 2005 from 51 at September 30, 2004.

Research and development expenses increased to $7.9 million for the nine-month period ended September 30, 2005 from $6.8 million for the nine-month period ended September 30, 2004. This increase was primarily attributable to costs of additional personnel engaged in research and development activities subsequent to the acquisition of ISG. Salaries and salary related expenses increased by approximately $610,000 for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004 primarily due to the acquisition of ISG. Other contributory factors included additional costs associated with software maintenance, which added costs of approximately $260,000, engineering material purchases, which added costs of approximately $189,000, and higher facility costs.

Sales and Marketing. Sales and marketing expenses decreased to $1.8 million in the third quarter of 2005 from $1.9 million in the third quarter of 2004. This decrease was primarily attributable to lower costs associated with salaries and salary related expenses in the third quarter of 2005 compared to the third quarter of 2004 partially offset by higher inside and outside sales representative commissions as a result of higher sales in the third quarter of 2005 compared to the third quarter of 2004. Other contributory factors included reduced costs associated with depreciation and advertising, which were partially offset by an increase in sales and marketing material purchases. Sales and marketing and applications engineering personnel totaled 37 at September 30, 2005 and September 30, 2004, respectively.

Sales and marketing expenses decreased to $5.5 million for the nine-month period ended September 30, 2005 from $5.9 million for the nine-month period ended September 30, 2004. This decrease was primarily attributable to lower costs associated with inside and outside sales representative commissions due to lower sales for the nine-month period ended September 30, 2005 and a lower commission rate structure. Inside and outside sales representative commissions decreased by approximately $166,000 for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004. Other contributory factors included reduced costs associated with depreciation, which decreased by approximately $84,000 for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004 and lower salaries and salary related expenses, which reduced costs by approximately $30,000, lower facility expenses, which reduced costs by approximately $34,000 and lower sales and marketing material purchases.

General and Administrative. General and administrative expenses decreased to $1.9 million in the third quarter of 2005 from $2.2 million in the third quarter of 2004. This decrease was primarily attributable to lower costs associated with salaries and salary related expenses, which decreased by approximately $119,000 in the third quarter of 2005 compared to the third quarter of 2004. Other contributory factors included a decrease in professional fees (i.e. legal, accounting and Section 404 Sarbanes-Oxley Act), which decreased by approximately $110,000 in the third quarter of 2005 compared to the third quarter of 2004 and lower costs associated with depreciation and facilities. General and administrative personnel decreased to 31 at September 30, 2005 from 32 at September 30, 2004.

General and administrative expenses increased to $6.3 million for the nine-month period ended September 30, 2005 from $5.9 million for the nine-month period ended September 30, 2004. This increase was primarily attributable to an increase in salaries and salary related expenses of approximately $200,000, costs associated with abandoned merger and acquisition activities and previously deferred costs associated with an equity financing, which increased by approximately $368,000, and higher employee relocation costs of $86,000. These increases were partially offset by reduced Directors and Officers insurance premiums of approximately $142,000, lower professional fees (i.e. legal, accounting and Section 404 Sarbanes-Oxley Act) of $122,000 and reduced commercial banking charges.

Amortization of Acquisition-Related Intangible Assets

We recorded amortization of $465,000 in the third quarter of 2005 and $354,000 in the third quarter of 2004 related to our acquired intangible assets. We recorded amortization of $1.4 million for the nine-month period ended September 30, 2005 and $1.2 million for the nine-month period ended September 30, 2004 primarily related to our acquired intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. Net interest and other income increased to $108,000 in the third quarter of 2005 from $71,000 in the third quarter of 2004 primarily as a result of higher interest rates associated with our available-for-sale securities. We had net interest and other income of $47,000 for the nine-month period ended September 30, 2005 compared to net interest and other income of $140,000 for the nine-month period ended September 30, 2004. The decrease in interest and other income, net in the nine-month period ended September 30, 2005 is primarily the result of the Company settling a legal dispute, which resulted in settlement and related costs of approximately $202,000.

Provision for (Benefit from) Income Taxes

We recorded a $70,000 provision for income taxes in the third quarter of 2005 and a $29,000 benefit from income taxes for the nine-month period ended September 30, 2005. The benefit provision for income taxes is based on our annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability and includes items such as the usage of tax loss carryforwards or credits that results in a federal and state tax minimum provision and income taxes on earnings of certain foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by federal net operating losses not utilized.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. In addition, we generated cash flows from operations of $4.9 million in 2004 and $4.8 million for the nine-month period ended September 30, 2005. As of September 30, 2005, we had cash and cash equivalents of $6.5 million and short-term investments of $9.0 million. At September 30, 2005, our working capital approximated $25.4 million. In addition, we had $800,000 of restricted cash as of September 30, 2005. As of September 30, 2005, we did not have any short-term or long-term debt.

Net cash used in, provided by operating activities

Operating activities provided cash of $4.8 million for the nine-month period ended September 30, 2005. The primary working capital sources of cash for the nine-month period ended September 30, 2005 were a reduction in accounts receivable as well as an increase in accounts payable. Working capital uses of cash for the nine-month period ended September 30, 2005 were decreases in accrued liabilities and acquisition costs, accrued restructuring and deferred margin on distributor inventory.

Our accounts receivable were $893,000 lower at the end of the third quarter of 2005 compared to the end of 2004. The decrease is primarily attributable to an increase in cash collections during 2005. Also, in the first quarter of 2005 we collected a significant amount of the accounts receivable on our balance sheet at December 31, 2004 related to the acquisition of ISG at the end of 2004.

Our days sales outstanding decreased to 53 days in the third quarter of 2005 from 66 days in fourth quarter of 2004. Our DSO’s were positively impacted by collecting a significant amount of the accounts receivable related to the acquisition of ISG and more linear shipments in the third quarter of 2005.

Inventories increased to $8.8 million at September 30, 2005 from $8.5 million at December 31, 2004. The increase was primarily attributable to a build in inventory in order to support our projected increase in fourth quarter 2005 shipments.

Our inventory turns increased to 4.3 at September 30, 2005 from 3.6 as we exited 2004. The increase in inventory turns was primarily attributable to an increase in demand for our products and a reduction in inventory acquired from ISG at the end of 2004.

Accounts payable increased to $4.7 million at September 30, 2005 from $3.1 million at December 31, 2004. The increase in accounts payable in the third quarter of 2005 was primarily attributable to an increase in broadband purchasing activity.

Accrued restructuring decreased to $142,000 at September 30, 2005 from $518,000 at December 31, 2004. Accrued restructuring decreased by $432,000 due to severance payments made to terminated employees and lease commitment payments, an adjustment made to our restructuring liability of $33,000, which were partially offset by the $89,000 increase to our restructuring liability in the third quarter of 2005.

Accrued acquisition costs increased to $1.15 million at September 30, 2005 from $779,000 at December 31, 2004. The increase is the result of the accrual for the ISG earn-out that is expected to be paid in the first quarter of 2006. This increase was partially offset by cash payments made in 2005 related to the acquisition of ISG.

Net cash used in investing activities totaled $1.8 million for the nine-month period ended September 30, 2005. The use of cash in investing activities for the nine-month period ended September 30, 2005 was for purchases of capital equipment and available-for-sale securities.

As a result of our acquisition of ISG at the end of 2004, additional cash consideration of up to $7,150,000 may become due and payable for the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of any such payments would be due in 2006 if earned, and would be a maximum amount of $1.15 million. Additional payments of up to $3.0 million each may be paid in 2007 and 2008. As discussed in Note 2: Acquisition of ISG Broadband, Inc. in Item 1. above, at September 30, 2005 we determined it to be probable that the full earn-out of $1.15 million related to the year ended December 31, 2005 would be paid. Accordingly, we accrued for the expected payment of the earn-out on our condensed consolidated balance sheet in “Accrued compensation and other expenses” and correspondingly increased goodwill by $1.15 million.

Cash provided by financing activities totaled $1.1 million for the nine-month period ended September 30, 2005. The major financing inflow of cash related to proceeds from employee stock plans. The financing use of cash was for principal payments on capital lease obligations. As of September 30, 2005, we did not have any capital lease obligations.

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

Contractual Obligations

As of September 30, 2005, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments	$2,454	$1,259	$1,156	$39	$—
Unconditional purchase obligations	$713	$713	$—	$—	$—

Total (1)	$3,167	$1,972	$1,156	$39	$—

(1)	Total does not include certain purchase obligations as discussed in the two paragraphs immediately below.

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

Off-Balance-Sheet Arrangements

As of September 30, 2005 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first period of the next fiscal year beginning after September 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material adverse impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

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

In 2004 as compared to 2003, we saw an increase in the demand for our products across a broad spectrum of customers and applications and for a wide variety of our products. We experienced a slight weakening in our sales in the fourth quarter of 2004 and a more pronounced decline in the first quarter of 2005, due in large part to deferrals and shipment delays resulting from revised OEM forecasts. Although we did experience an increase in demand for our products in the second and third quarters of 2005, largely driven by demand for our broadband and satellite antenna products, given our sales results in the fourth quarter of 2004 and the first quarter of 2005, it is uncertain whether the overall increase in sales in 2004 over 2003 represents a significant long-term upturn in demand from our end customers, or a short-term upturn, which is a critical uncertainty in assessing our financial outlook.

We believe that the primary factors affecting our revenue outlook for the fourth quarter of 2005 will be the extent of growth in the overall communications and A&D markets, as well as the demand from our customers for any new products we have introduced or may introduce, in particular our satellite antenna products. We continue to focus on our goal of growing revenues by increasing the market share of our existing products, and by diversifying our end markets through the development of new products and the addition of complementary products. We expect the trend toward generally lower ASPs for our sales of wireless infrastructure products to large OEM customers, as well as the trend toward satellite radio antenna and broadband product sales accounting for a substantial portion of our total quarterly net revenues to continue in the fourth quarter of 2005. To the extent that seasonal or other unanticipated factors lead to lower than anticipated volumes of units shipped of our wireless infrastructure products, or of our newer broadband and satellite radio antenna products in particular, our quarterly revenue may not grow or may be reduced.

We believe the most significant influences on our outlook for gross margin for the fourth quarter of 2005 will be the factors mentioned under “Gross Profit and Margin Overview” and “Cost or Revenues, Gross Margin and Gross Profit” above, including product features, product type, market, sales channel, level of integration of the product, and the efficiency and effectiveness of our manufacturing operations. Maintaining our gross profit and our gross margin are key goals for fourth quarter of 2005.

With respect to operating expenses, we believe that the single largest factor affecting our overall operating expenses will be the extent of growth in our customers’ end markets and the resulting impact on our net revenues. In response to the decline in sales we experienced in the first quarter of 2005, we have implemented cost control measures intended to bring our operating expenses more in line with our revised sales expectations.

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

We believe the most significant factors influencing our cash flow from operations in the fourth quarter of 2005 will be our ability to generate net income, the length of time it takes to collect our accounts receivable and the amount of inventory we will have to buy to support our customer orders. We believe the most significant factors influencing our non-operating cash flow in the fourth quarter of 2005 will be our capital expenditures and the amount of cash received from employee stock plans. We expect that we will be able to fund our working capital and capital expenditure needs for the foreseeable future from the cash generated from operations.

We believe the most important items affecting our accounts receivable management will be the linearity of our shipments to, and the percentage of total net revenue from, our large OEM customers, and their CMs. Also impacting our accounts receivable management will be the geographic location of our shipments, particularly in Asia. Our large OEMs, and in particular their CMs, as well as our customers in Asia, generally pay more slowly than our other customers thereby slowing our cash collection of our accounts receivable. We expect the trend of increasing sales into Asia to continue. With the visibility we have now into this mix, we expect our DSO’s to be reasonably consistent to slightly higher in the fourth quarter of 2005 compared to the third quarter of 2005.

We believe that the two largest factors affecting our cash usage in inventory will be the order pattern of our customers and the amount of inventory required to support our forecasted demand. As a result of our expectations regarding our future sales, we may have to increase our inventory. With the visibility we now have into these factors, our goal is to keep our fourth quarter of 2005 inventory turns reasonably consistent with the third quarter of 2005.

We believe the largest factors influencing cash usage for capital expenditures will be the order patterns of our customers. We will continue to purchase a limited amount of capital equipment in response to these orders.

Factors that may influence the level of proceeds we receive from employee stock plans include our stock price level and employee cash needs for personal reasons, recent amendments to our ESPP plan reducing the amount of the discount to market pricing of the stock offered to employees thereunder, and our increasing use of restricted stock rather than stock options as equity compensation. We believe that these factors in combination may contribute to a trend toward lower proceeds from employee stock plans generally in future periods.

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

Although our income from operations approximated $186,000 for 2004 and $1.1 million for the three months ended September 30, 2005, we incurred significant losses from operations in the nine months ended September 30, 2005 and the years ended December 31, 2003 and 2002. Losses from operations approximated $1.3 million in the nine months ended September 30, 2005, $6.7 million in the year ended December 31, 2003 and $11.4 million in the year ended December 31, 2002. As of September 30, 2005, our accumulated deficit was approximately $90.3 million. It is possible that we will not generate a sufficient level of gross profit to increase our quarterly profitability or achieve a profit for the full year of 2005.

Our gross profit depends on a number of factors, some of which are not within our control, including:

•	changes in our product mix and in the markets in which our products are sold, and particularly in the relative mix of IC, satellite antennae and MCM products sold;

•	changes in the relative percentage of products sold through distributors as compared to direct sales;

•	the cost, quality and efficiency of outsourced manufacturing, packaging and testing services used in producing our products; and

•	the cost of raw materials used in producing our products.

As a result of these factors, we may be unable to maintain or increase our gross profit in future periods. If we are unable to increase our gross profit sufficiently to offset our operating expenses, we will incur further operating losses.

Even if we do achieve significant gross profit from our product sales, our operating expenses may increase over the next several quarters, as we may, among other things:

•	expand our selling and marketing activities;

•	experience increases in general and administrative expense related to corporate governance and accounting rule pronouncements or potential or completed acquisition, capital raising or other strategic transactions; and

•	increase our research and development activities for both existing and new products and technologies.

As a result, we may need to significantly increase our gross profit to the extent we experience an increase in operating expenses. We may be unable to do so, and therefore, we cannot be certain that we will be able to achieve profitability in current or future periods.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. Factors that could cause our operating results to fluctuate include:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	general economic growth or decline;

•	fluctuations in manufacturing output, yields, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	telecommunications, consumer or A&D industry conditions generally and demand for products containing RF components specifically;

•	the timing and success of new product and technology introductions by us or our customers or competitors;

•	market acceptance of our products;

•	availability, quality and cost of raw materials, components, semiconductor wafers and internal or outsourced manufacturing, packaging and test capacity;

•	changes in customer purchasing cycles and component inventory levels;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	amounts and timing of investments in R&D;

•	costs associated with acquisitions and the integration of acquired companies;

•	impairment charges associated with our intangible assets, including our investment in GCS;

•	factors affecting our reported income taxes and income tax rate;

•	the effects of changes in accounting standards, including rules regarding recognition of expense for employee stock options; and

•	the effects of war, acts of terrorism or global threats, such as disruption in general economic activity, and the effects on the economy and our business due to increasing oil prices.

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

During periods of industry downturn such as we have experienced in the past, customer order lead times and our resulting order backlog typically shrink even further, making it more difficult for us to forecast production levels, capacity and net revenues. We frequently find it difficult to accurately predict future demand in the markets we serve, making it more difficult to estimate requirements for production capacity. If we are unable to plan inventory and production levels effectively, our business, financial condition and results of operations could be materially adversely affected.

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

We have in the past and will continue to evaluate potential acquisitions of, and investments in, complementary businesses, technologies, services or products, and expect to pursue such acquisitions and investments if appropriate opportunities arise. However, we may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms, or at all. In the event we pursue acquisitions, we will face numerous risks including:

•	difficulties in integrating the personnel, operations, technology or products and service offerings of the acquired company;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets where competitors have stronger market positions;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	difficulties in improving the internal controls, disclosure controls and procedures and financial reporting capabilities of any acquired operations (particularly foreign and formerly private operations) as needed to meet the high standards U.S. public companies are held to in this regard;

•	the loss of any key personnel of the acquired company;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	insufficient net revenues to offset increased expenses associated with any abandoned or realized acquisitions; and

•	additional expense associated with amortization or depreciation of acquired tangible and intangible assets.

Even if a proposed acquisition or alliance is successfully realized and integrated, we may not receive the expected benefits or synergies of the transaction. Past transactions have resulted, and future transactions may result, in significant costs and expenses and charges to earnings. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may also result in significant in-process research and development charges, which will negatively affect our consolidated results of operations in the period in which an acquisition is consummated. In addition, any completed, pending or future transactions may result in unanticipated expenses or tax or other liabilities associated with the acquired assets or businesses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The incurrence of indebtedness could limit our operating flexibility and be detrimental to our results of operations, and the issuance of equity securities could be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price.

Our gross margin will fluctuate from period to period.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to our large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these larger equipment OEMs and other global OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a negative impact on our gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a negative effect on our gross margin. In addition, sales of certain of our recently acquired broadband products, in particular satellite radio antennas, have historically had lower gross margins than sales of our wireless infrastructure products. Therefore, increased sales of satellite radio antenna products in a given period will likely have a negative effect on our gross margin. In the second and third quarters of 2005, sales of antennae products increased significantly as a percentage of our total sales, which had a negative effect on our gross margin. Other factors that could cause our gross margin to fluctuate include the features of the products we sell, the markets into which we sell our products, the level of integration of our products, the efficiency and effectiveness of our internal and outsourced manufacturing, packaging and test operations, product quality issues, provisions for excess inventories and sales of previously written-down inventories. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

Our growth depends on the growth of the wireless and wireline communications infrastructure market. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our growth will depend on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, our revenues may be materially reduced. In the past, there have been reductions throughout the worldwide telecommunications industry in component inventory levels and equipment production volumes, and delays in the build-out of new wireless and wireline infrastructure. These events have had an adverse effect on our operations and caused us, in the past, to lower our previously announced expectations for our financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products and could have a material adverse effect on our business, financial condition and results of operations. A substantial portion of our net revenues are currently derived from sales of components for wireless infrastructure applications. As a result, downturns in the wireless communications market, such as the significant downturn beginning in 2001, could have a material adverse effect on our business, financial condition and results of operations.

We depend on a relatively small number of large volume customers for a significant portion of our net revenues. The loss of any of these customers could adversely affect our net revenues.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in the third quarter of 2005, sales through Avnet, one of our distributors and resellers, represented 14% of net revenues; sales through Acal, another of our distributors and resellers, represented 11% of net revenues; and sales to Kiryung Electronics Co., Inc. represented 10% of net revenues with substantially all those sales relating to satellite radio antennas for the Sirius satellite radio service. In addition, wireless infrastructure OEMs, typically account for a significant amount of our net revenues, either directly or through sales to their contract manufacturers. For example, in the third quarter of 2005, Nokia accounted for, directly or indirectly, more than 10% of our net revenues on this basis. While we do enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. The loss of any one of these customers could limit our ability to sustain and grow our net revenues.

If the satellite radio market does not grow or grows at a slow rate, or if our relationship with Sirius weakens, our results of operations may suffer.

A significant portion of our revenue in 2005 has been based on growth in the consumer satellite radio market generally, and growth in the subscriber base of Sirius Satellite Radio in particular. We cannot assure you that the market for satellite radio will grow in the future, or that the Sirius subscriber base will increase. Further, we compete with a number of established producers of satellite radio antennas and related equipment for sales to Sirius. Sirius periodically introduces new products and new generations of existing products, including satellite radio antennas, and there can be no guarantee that we will continue to successfully compete to supply such products to Sirius and its contract manufacturers on favorable terms or at all. If the satellite radio market in general or Sirius’ business in particular does not grow or experiences a downturn, or if we fail to compete successfully for Sirius business at any point, our revenues may fail to grow or be materially reduced.

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

The declining selling prices we have experienced in the past and the pricing pressure we continue to face have also negatively affected and may in the future negatively affect our gross margins. To maintain or increase our gross margins, we must continue to meet our customers’ design and performance needs while reducing our costs through efficient raw material and outsourced service procurement and process and product improvements. Even if we are able to increase unit sales volumes and reduce our costs per unit, there can be no assurance that we would be able to maintain or increase net revenues or profits.

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

Our customers demand that our products meet stringent quality, reliability and performance standards. Despite standard testing performed by us, our suppliers and our customers, RF components such as those we produce may contain undetected defects or flaws that may only be discovered after commencement of commercial shipments. As a result, defects or failures have in the past, and may in the future impact our product quality, performance and reliability, leading to:

•	loss of net revenues and gross profit, and lower margins;

•	delays in, or cancellations or rescheduling of, orders or shipments;

•	loss of, or delays in, market acceptance of our products;

•	significant expenditures of capital and resources to resolve such problems;

•	other costs including inventory write-offs and costs associated with customer support;

•	product returns, discounts, credits issued, or cash payments to resolve such problems;

•	diversion of technical and other resources from our other development efforts;

•	warranty and product liability claims, lawsuits and liability for damages caused by such defects; and

•	loss of customers, or loss of credibility with our current and prospective customers.

We may encounter difficulties managing our business if there is a decrease in demand for our products in future periods.

Economic downturns may cause us to experience difficulties maintaining employee morale, retaining employees, completing research and development initiatives, maintaining relationships with our customers and vendors and obtaining financing on favorable terms or at all. Significantly lower sales would likely lead to provisions for excess inventories and actions to restructure our operations. These actions could include, but would not be limited to, abandonment or obsolescence of equipment, impairment of assets, consolidation of facilities and workforce reductions. As an example, we took many of these measures in response to the significant slowdown in the telecommunications industry that began in 2001. The occurrence of any of these events in the future could have a similarly material adverse effect on our business, financial condition and results of operations.

Our customers’ reliance on contract manufacturers to build their products makes it more difficult for us to forecast future demand.

Our OEM customers have outsourced a significant amount of the manufacturing of their equipment to CMs. Our satellite radio antennae customer also outsources its manufacturing to CMs. As a result, we sell directly to both our customers and their CMs. While our OEM customers currently make the sourcing decision for our sales to CMs, the existence of an additional layer in the supply chain between us and the end customer can make it more difficult for us to accurately forecast demand. In addition, the ability of CMs to manufacture and test high performance RF components tends to be more limited than that of the OEMs. These factors can be disruptive to the normal flow of our business and reduce our operating efficiency. Either of these factors could result in lower than expected net revenues and a resulting decline in our stock price.

Our efforts to diversify our product portfolio and expand into new markets have attendant execution risk.

While historically we have derived most of our net revenues from the sale of products to the mobile wireless infrastructure market, one of our corporate strategies involves leveraging our core strengths in high-performance RF component design, modular design process technology and wireless systems application knowledge to expand into new markets which have similar product performance requirements, such as the broadband wireless access, VoIP, cable, satellite radio and RFID markets. We do not have a long history in many of these markets or in consumer-oriented markets generally, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. It is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may cause a significant delay in our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on six third-party wafer fabs to manufacture our semiconductor wafers. These fabs include Northrop Grumman (NG) (formerly TRW) and RF Micro Devices (RFMD) for aluminum gallium arsenide (AlGaAs), Atmel for silicon germanium (SiGe), TriQuint Semiconductors for our discrete devices, GCS for our indium gallium phosphide heterojunction bipolar (InGaP HBT) devices, and an Asian foundry that supplies us with laterally diffused metal on oxide (LDMOS) devices. In the third quarter of 2005, a majority of our semiconductors in terms of both volume and revenue were provided by Northrop Grumman, RFMD and Atmel.

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

In the past, we have at times experienced delays in product shipments, quality issues and poor manufacturing yields from our third-party wafer fabs, which in turn delayed product shipments to our customers and resulted in product returns, higher costs of production and lower gross margins. We may in the future experience similar delays or other problems, such as inadequate wafer supply.

Our reliance on subcontractors to package our products could cause a delay in our ability to fulfill orders or could increase our cost of revenues.

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the IC into its final protective plastic or ceramic casing. We provide the wafers containing the ICs to third-party packagers. Although we currently work with five packagers, substantially all of our Amplifier division net revenues in the third quarter of 2005 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Circuit Electronic Industries Public Co., Ltd. (CEI), or Unisem, would significantly damage our business. In addition, increased packaging costs would adversely affect our gross margins and profitability.

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

Our strategic investment in GCS, a privately held semiconductor foundry, could be further impaired or never redeemed, which could have a material adverse impact on our results of operations

In the first quarter of 2002, we invested $7.5 million in GCS, a privately held semiconductor foundry. We regularly evaluate our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ current annual business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. If we determine that an other-than-temporary decline in value has occurred, we will write-down our investment in GCS to its estimated fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarter of 2004 and 2002, we wrote down the value of our investment in GCS by approximately $1.5 million and $2.9 million, respectively, after determining that GCS had experienced an other-than-temporary decline in value.

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

With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Hittite, M/A-COM, NEC and WJ Communications. For our newer broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our A&D division products, our primary competitors are Hittite, M/A-COM, Spectrum Control and Teledyne. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennas and related equipment, including American International, Monster Cable Products, RecepTec and Terk Technologies. We also compete with communications equipment manufacturers, some of whom are our customers, who design RF components internally such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks. We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market, and we may see future competition from companies that may offer new or emerging technologies. In addition, future competition may come from component suppliers based in countries with lower production costs that could translate into pricing pressures; companies that provide a more comprehensive active and passive RF component portfolio that would provide our customers with an attractive supply alternative; and IC manufacturers as they add additional functionality at the chip level to compete with our products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our products are sold to international customers, which exposes us to numerous risks.

A substantial portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Korea, Philippines, Germany, Sweden, and Finland. International sales approximated 73% of our net revenues in the third quarter of 2005, the majority of which was attributable to CMs and OEMs located in Asia. Demand for our products in foreign markets could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. For example, we rely on Analog Devices for the ICs utilized in the manufacture of our PLL products, and we also rely on limited sources for certain packaging materials. If we, or our packaging subcontractors, are unable to obtain these or other materials in the required quantity and quality, we could experience delays or reductions in product shipments, which would materially and adversely affect our profitability. Although we have not experienced any significant difficulty to date in obtaining these materials, temporary shortages and low manufacturing yields have arisen in the past may arise in the future. If key components or materials are unavailable, while we would hope to be able to remedy through cooperation with the suppliers, locating alternate sources of supply or otherwise, our costs could increase and our net revenues could decline.

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

The implementation of new technological or legal requirements, such as recycling requirements and lead-free initiatives, has impacted our products and manufacturing processes, and could affect the timing of product introductions, the cost and commercial success of our products and our overall profitability. For example, a directive in the European Union bans the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, many of our customers have begun demanding products that do not contain these banned substances and have indicated that they will no longer design in non-compliant components. Because most of our existing IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we must redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand. Although we began this process in the first quarter of 2004 and have released many compliant products to date, we have numerous products that remain noncompliant. In addition, our industry has no long-term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials, so we may experience product quality and performance issues as we transition our products to such materials.

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

Although sales through distribution have significantly decreased since 2003, two distributors who also serve as resellers for our products, Acal and Avnet, have accounted for a substantial portion of our net revenues in recent periods. Sales to Avnet, including sales to Avnet as a reseller, represented 14% of net revenues in the third quarter of 2005. Sales to Acal, including sales to Acal as a reseller, represented 11% of net revenues in the third quarter of 2005. Acal and Avnet distribute our products to a large number of end customers. In addition, sales to Planet Technology (H.K.) Ltd., a reseller in China, exceeded 10% of our total revenues in 2004. While sales to Planet Technology did not exceed 10% of our net revenues in the third quarter of 2005 individually, when combined with sales to Avnet and Acal as distributors and resellers, during the period these sales amounted to approximately 30% of our net revenues for the quarter. We anticipate that sales through Acal, Avnet and Planet Technology will continue to account for a significant portion of our net revenues in the near term. The loss of any of these distribution or reseller relationships or our failure to develop new and viable distribution or reseller relationships could materially harm our ability to sustain and grow our net revenues. Moreover, any transition involving our distribution or reseller partners could also have a negative impact on our operating results.

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

Although 73% of our sales were to non-U.S. based customers and distributors in the third quarter of 2005, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. We expect sales into foreign markets to continue at current levels or increase in future periods, particularly in Europe and Asia. Because Sirenza’s sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make its products less competitive in foreign markets. Alternatively, if the U.S. dollar were to weaken, it would make our products more competitive in foreign markets, but could result in higher prices from our foreign vendors.

At September 30, 2005, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, assuming that our cash and available-for-sale investments balance at September 30, 2005 remains unchanged, a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $155,000.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

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

The effective date of our Registration Statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-31382), relating to our initial public offering of our common stock was May 24, 2000. Public trading commenced on May 25, 2000. The offering closed on May 31, 2000. The managing underwriters of the public offering were Deutsche Banc Alex. Brown, Banc of America Securities LLC, CIBC World Markets and Robertson Stephens. In the offering (including the exercise of the underwriters’ overallotment option on September 16, 2000), we sold an aggregate of 4,600,000 shares of our common stock for an initial price of $12.00 per share.

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of September 30, 2005 approximately $47.9 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod, Vari-L and ISG and investment in GCS. The remaining $1.9 million of net proceeds have been invested in interest bearing cash equivalents and investments.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004. (4)

10.1*	Form of Notice of Stock Purchase Right and related agreements pursuant to the Company’s Amended and Restated 1998 Stock Plan (5)

10.2*	Letter agreement dated July 7, 2005 between Registrant and Thomas Scannell regarding resignation and special assignment.

10.3*	Executive Employment Agreement dated July 15, 2005 between the Registrant and Charles Bland.

10.4*	Description of Second Half 2005 Cash Incentive Plan

10.5*	Amendment to Executive Employment Agreement between Registrant and Gerald Hatley effective August 29, 2005.

10.6*	Employee Stock Purchase Plan as amended October 27, 2005. (6)

11.1	Statement regarding computation of per share earnings. (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2005.

(7)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2005	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK President, Chief Executive Officer and Director

DATE: November 9, 2005

/s/ Charles R. Bland
Charles R. Bland Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of Registrant. (1)

3.2		Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3		Bylaws of Registrant, as amended, as currently in effect. (3)

4.1		Form of Registrant’s Common Stock certificate. (4)

4.2		Registration Rights Agreement, by and among Registrant and the parties named therein, dated as of January 30, 2004. (4)

10.1	*	Form of Notice of Stock Purchase Right and related agreements pursuant to the Company’s Amended and Restated 1998 Stock Plan (5)

10.2	*	Letter agreement dated July 7, 2005 between Registrant and Thomas Scannell regarding resignation and special assignment.

10.3	*	Executive Employment Agreement dated July 15, 2005 between the Registrant and Charles Bland.

10.4	*	Description of Second Half 2005 Cash Incentive Plan

10.5	*	Amendment to Executive Employment Agreement between Registrant and Gerald Hatley effective August 29, 2005.

10.6	*	Employee Stock Purchase Plan as amended October 27, 2005. (6)

11.1		Statement regarding computation of per share earnings. (7)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2005.

(7)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.