Form 10-K
period 2005-12-31
SIRENZA MICRODEVICES INC
filed 2006-03-15
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30615

SIRENZA MICRODEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-003042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

303 S. Technology Court Broomfield, CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 327-3030

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on The Nasdaq National Market, was approximately $71,228,454 (affiliates being defined, for these purposes only, as directors and executive officers of the registrant and holders of 5% or more of the registrant’s outstanding common stock).

There were 37,546,073 shares of the Registrant’s common stock issued and outstanding on February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT RELATED TO ITS 2006 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED SUBSEQUENT TO THE DATE HEREOF, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS ANNUAL REPORT ON FORM 10-K TO THE EXTENT STATED THEREIN.

PART I

Item 1. Business

Overview

Sirenza Microdevices is a supplier of radio frequency (RF) components for the commercial communications, consumer and aerospace, defense and homeland security (A&D) equipment markets. Our products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. Sales of components for mobile wireless infrastructure applications accounted for the majority of our net revenues in 2005. Other commercial applications include components for wireless local area networks (LANs), fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks, cable television set-top boxes, radio frequency identification (RFID) readers and wireless video transmitters. As a result of our acquisition of ISG Broadband, Inc. (ISG) in December 2004, we have expanded our products and end markets to include antennae and receivers for satellite radio, as well as tuner related integrated circuits (ICs) for high-definition television (HDTV) and set-top boxes. Our A&D products include components for government, military, avionics, space and homeland security systems. The performance of our RF components has a significant impact on the overall performance of communications systems and equipment. We hold both ISO 9001:2000 Quality Management System and ISO 14001:2004 Environmental Management System certifications.

We offer a broad line of products that range in complexity from discrete components to ICs and multi-component modules (MCMs). We believe our products are well suited for existing communications networks. We focus on RF design, development and testing and employ a combination of outsourced and in-house manufacturing to select what we believe to be the optimal product technology for any given application. Our products employ a broad array of semiconductor process technologies, including gallium arsenide (GaAs), silicon germanium (SiGe), indium gallium phosphide (InGaP HBT), lateral double diffused metal on oxide (LDMOS), gallium arsenide field effect transistor (HFET or PHEMT), silicon complementary metal oxide semiconductor (CMOS) and silicon bi-polar with complementary metal oxide semiconductor (BiCMOS). For our IC products, we outsource our wafer manufacturing and packaging and then perform a significant majority of our final testing and tape and reel assembly at our Colorado manufacturing facility. For our MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado. Our proven core competencies in RF component design, manufacturing and testing provide us with the flexibility necessary to deliver a comprehensive line of high quality and cost effective products to our worldwide customer base.

In 2005 we operated in three business segments, our Amplifier division, consisting of our amplifier, power amplifier, power module, transceiver, discrete and active antenna product lines, our Signal Source division, consisting of our voltage controlled oscillator (VCO), phase-locked loop (PLL) and other MCM products, and our A&D division, which draws products from our Amplifier and Signal Source divisions for specific applications in the A&D and homeland security end-markets. Net revenues and operating income (loss) reported by division or segment for each of the last three years are included in Note 14 of the Notes to our Consolidated Financial Statements set forth under Item 8 of this Annual Report on Form 10-K.

We sell our products worldwide through two channels: a distribution sales channel and a direct sales channel. We recognize revenues in our distribution sales channel at the time our products are sold by our distributors to their third party customers. We generally recognize revenue from sales to our direct channel at the time product has shipped, title has transferred and no obligations remain. We have two customers, Avnet Electronics Marketing (Avnet) and Acal plc (Acal), that account for sales in both our distribution channel and our direct sales channel. We refer to Avnet and Acal as resellers when they purchase products from us on terms that do not include the limited rights of return and price adjustments on unsold inventory customary for our distribution channel sales, and we recognize the revenue from such sales at the time product has shipped and include it in our direct sales channel. For further detail on our revenue recognition, please see Note 1: “Organization and Summary of Significant Accounting Policies” in our Notes to Consolidated Financial Statements and “Revenue Overview” in our Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth below.

Amplifier Division

The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier, power amplifier and transceiver IC products and an MCM product line including power amplifier modules and active antenna products. Sales of our amplifier, power amplifier, and discrete IC products represented the significant majority of our Amplifier division net revenues in 2003 and 2004. Sales of our amplifier, power amplifier, satellite radio antennas and discrete IC products represented the significant majority of our Amplifier division net revenues in 2005.

Over the course of a year, we periodically make product announcements regarding newly released products. These products are generally developed through our ongoing product research and development (R&D), and individually do not require any particular, material amount of investment or the utilization of a material level of division assets.

The principal raw material used in the production of our Amplifier division products is semiconductor wafers. We source semiconductor wafers from a variety of merchant foundries. However, wafers for a particular process technology are generally sourced through one foundry on which we rely for all of our wafers in that process. Although we generally have not had material difficulties in obtaining our requirements for wafers, we are subject to the risks associated with our reliance on these wafer foundries, as described in detail in Item 1A under “Risk Factors” below. Most other raw materials utilized in our Amplifier division business are readily available from numerous sources. We source our IC packaging from established, international commercial vendors. A significant majority of the final test of our IC products is done in our test operations in Broomfield, Colorado.

We outsource the manufacture of our satellite radio antennae to a contract manufacturer located in the Philippines. The contract manufacturer is responsible for securing the raw materials, to our specification, necessary for the assembly of the antennae. Testing is done by the contract manufacturer per our specifications. All inventory is maintained at the contract manufacturing site and shipments are made directly to end customers per our instructions.

Historically the majority of the sales in the Amplifier division have been made to mobile wireless infrastructure equipment manufacturers. This end market has typically exhibited a significant seasonal trend characterized by stronger customer demand in the second half of the year as compared to the first half. We realized this second-half seasonality in 2005, 2004 and 2003.

We are not contractually required to carry significant amounts of inventory to meet direct customers’ delivery requirements or to assure ourselves of a secure and continuous supply of raw materials from our suppliers. However, we do carry a buffer stock of finished goods for our top selling products to facilitate efficient plant operations and timely deliveries to our direct customers. Our distributors carry inventories sufficient to meet the anticipated delivery requirements of their end customers. We have in place distribution sales agreements for our distributors that stipulate the frequency and the level of product inventories that can be returned by the respective distributors. Payment terms for our customers typically range between 30 days and 75 days depending primarily on the volume of purchases from the customer and geographic location of the customer.

The most significant end customers in the Amplifier division in 2005, based on net revenues, either directly or indirectly, were Sirius Satellite Radio (Sirius), Ericsson, Arris, Atheros and Huawei Technologies Co., Ltd. (Huawei). In addition, sales to two distributors and resellers of our products, Avnet and Acal, represented a significant amount of our Amplifier division net revenues in 2005. See “Geographic and Customer Revenue” below for a discussion of customers that represented in excess of 10% of our total net revenues.

We discuss the competitive conditions for our Amplifier division in Item 1A under the heading “Risk Factors” below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) under Item 7 below.

Signal Source Division

The Signal Source division’s main product lines are MCMs used in mobile wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, coaxial resonator oscillators (CROs), passive and active mixers, an IC-based modulator and demodulator product line and a line of signal couplers. Sales of our VCO and PLL products represented the significant majority of our Signal Source division net revenues in 2005.

Over the course of a year we periodically make product announcements regarding newly released products. These products are generally developed through our ongoing product R&D, and individually do not require any particular, material amount of investment or the utilization of a material level of division assets.

Generally, raw materials utilized by us in our Signal Source division business are readily available from numerous sources, although it can take time to qualify new sources that can cost-effectively meet our high quality and reliability standards. We source building block or discrete components used in the manufacturing of our Signal Source division products, such as printed circuit boards, commercially available ICs, diodes, resistors and capacitors, from a variety of domestic and international merchant suppliers and distributors. For many of our critical components, we have multiple suppliers to provide second source back-ups for our key bill-of-material requirements. We build a significant majority of our signal source products in our manufacturing and test facility in Broomfield, Colorado. We regularly review the cost and benefits of in-house manufacturing versus outsourcing for our signal source product lines.

Historically, the majority of our sales in the Signal Source division have been made to the mobile wireless infrastructure equipment end-market, where the yearly second half seasonality profile tends to be similar to our Amplifier division. We realized this typical second-half seasonal increase in 2005, 2004 and 2003.

We are not contractually required to carry significant amounts of inventory to meet direct customers’ delivery requirements or to assure ourselves of a secure and continuous supply of raw materials from our suppliers. However, we do carry a buffer stock of finished goods for our top selling products to facilitate efficient manufacturing operations and deliveries to our direct customers. Sales of our Signal Source division products through our distributors have not been significant. Payment terms for our customers typically range between 30 days and 75 days depending primarily on the volume of purchases from the customer and geographic location of the customer.

The most significant end customers in the Signal Source division in 2005, based on net revenues, either directly or indirectly, were Motorola, Nokia, Siemens, Iridium and Huawei. See “Geographic and Customer Revenue” below for a discussion of customers that represented in excess of 10% of our total net revenues.

We discuss the competitive conditions for our Signal Source division in Item 1A under the heading “Risk Factors” below and in MD&A under Item 7 below.

Aerospace & Defense Division

The A&D division’s main product lines are government and military specified versions of certain of our amplifier and signal processing components and various passive components. The majority of our 2005 A&D net revenues came from sales of government and military specified versions of our VCOs and passive components.

As our A&D division products are generally modified versions of commercial products available from our Amplifier and Signal Source divisions, the sources and availability of raw materials utilized by our A&D division tend to mirror those of our two larger divisions described above. We build all of our A&D products in our manufacturing and test facility in Broomfield, Colorado.

Sales of our A&D products are not necessarily seasonal, but due to timing of various military and aerospace programs, quarter to quarter sales can vary significantly.

We are not contractually required to carry significant amounts of finished goods inventory to meet customers’ delivery requirements as most parts have long order lead times and are built to specific customer specifications. We do carry more raw materials in A&D than our other divisions as military programs tend to have longer product life spans and we need to assure availability of the original raw materials components that were originally approved by our customer. In some cases, to guarantee availability, customers will pre-pay for these materials and have us store them at our site for their future use.

The most significant end customers in the A&D division in 2005, based on net revenues, were Raytheon, Lockheed Martin and Textron Systems Corporation. See “Geographic and Customer Revenue” below for a discussion of customers that represented in excess of 10% of our total net revenues.

Because our A&D division sales are primarily to prime contractors with the U.S. or other governments or subcontractors to such persons, the A&D division may be subject to renegotiation of profits or termination of contracts and resulting unexpected lost sales at the election of such governments.

We discuss the competitive conditions for our A&D division in Item 1A under the heading “Risk Factors” below and in MD&A under Item 7 below.

In 2006 we have moved from the three segment reporting structure described above to a structure consisting of one RF component sales segment made up of five market-focused strategic business units: Aerospace, Defense and Homeland Security, Broadband and Consumer, Mobile Wireless, Standard Products and Wireless Access. While we will provide limited data at the strategic business unit level in our future reports, these business units will not have separate profit and loss statements reviewed by our chief operating decision maker, and accordingly will be reported as a single segment. Following the closing of our pending acquisition of Premier Devices, Inc. (PDI), we currently expect that PDI will also be reported as a separate segment. See “Acquisitions” below for a more detailed discussion of our pending acquisition of PDI.

Research and Development

For 2005, 2004, and 2003 total R&D expenditures were $10.1 million, $9.0 million, and $8.6 million, respectively. Product development activities during these years accounted for approximately 85% of total R&D expenditures for 2005, 82% of total R&D expenditures for 2004 and 77% of total R&D expenditures for 2003. The remaining R&D expenditures in each fiscal year were advanced R&D projects targeted at technology development and advanced design concepts and design techniques.

Geographic and Customer Revenue

Sales to customers located in the United States represented approximately 25%, 24%, and 40% of net revenues in 2005, 2004 and 2003, respectively. Sales to customers located outside of the United States represented 75%, 76%, and 60% of net revenues in 2005, 2004 and 2003, respectively. Sales to customers located in China represented 33% of net revenues in 2005, 34% in 2004 and 16% in 2003.

Two of our customers, Avnet and Motorola, accounted for approximately 13% and 11% of net revenues, respectively, for the year ended December 31, 2005. In addition, wireless infrastructure OEM Nokia and satellite radio antenna customer Sirius each accounted for more than 10% of our net revenues in 2005, either directly or through sales to their contract manufacturers.

Four of our customers, Solectron, Acal, Avnet and Planet Technology (H.K.) Ltd., accounted for approximately 17%, 14%, 13% and 11% of net revenues, respectively, for the year ended December 31, 2004. In addition, wireless infrastructure OEMs Ericsson, Motorola and Nokia each accounted for more than 10% of our net revenues in 2004, either directly or through sales to their contract manufacturers.

Two of the Company’s customers, Avnet and Acal, accounted for approximately 16% and 12% of net revenues, respectively, for the year ended December 31, 2003.

As our sales to customers located outside the U.S. has increased substantially, we have become subject to risks associated with foreign operations. For a description of these risks, see our disclosure in Item 1A under “Risk Factors” set forth below.

Acquisitions

We have made three acquisitions since 2002. On December 16, 2004, we acquired ISG, a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enables us to address new end markets, including HDTV, cable TV infrastrucutre and satellite radio, and broadens our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. Sales of the products acquired in the ISG acquisition represented a significant amount of our net revenues in 2005.

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

On February 4, 2006, we entered into a definitive agreement to acquire Premier Devices, Inc., or PDI, by merger for consideration consisting of 7.0 million shares of our common stock, $14.0 million in cash and $6.0 million in term notes that will mature 1 year following the closing of the transaction. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2006. PDI designs, manufactures and markets complementary RF components featuring technologies common to existing and planned Sirenza products, and is headquartered in San Jose, California with significant manufacturing operations in both Shanghai, China and Nuremberg, Germany. This acquisition is intended to expand both the depth and breadth of our products, extend our design and manufacturing capabilities into Asia and Europe and advance our strategic mission to diversify and expand our end markets and applications. For a description of related risks, see our disclosure in Item 1A under “Risk Factors” set forth below.

On an ongoing basis, we evaluate and may enter into other acquisitions or investment transactions in complementary businesses, technologies, services or products.

Intellectual Property

Intellectual property rights that apply to our various products include patents, copyrights, trade secrets, trademarks and mask work rights. We maintain an active program to protect our investment in technology. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems.

As of December 31, 2005 we had 48 active US patents issued including continuations thereof, 4 applications pending and 4 foreign patents. Third-party wafer fabs own the patents for the current process technologies used in manufacturing our wafers. We intend to seek patent protection for our future products and technologies where appropriate and to protect our proprietary technology under U.S. and foreign laws affording such protection. We believe that the duration of our issued patents is adequate relative to the expected lives of our products. Although we believe that patents are an important element of our success, we do not believe that our business, as a whole, is materially dependent on any one patent.

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

Employees

As of December 31, 2005, we had 252 full time employees, including 37 in sales and marketing, 60 in research and development, 125 in operations and 30 in general and administrative functions. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Sales Order Backlog

We include in our backlog all accepted product purchase orders for which delivery has been specified within one year, including orders from distributors. We do not recognize revenue from sales through our distributors until the distributor has sold our product to the end customer. Product orders in our backlog are subject to changes in delivery schedules or quantities or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, we do not believe that backlog as of any particular date is necessarily indicative of our 2006 results.

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

The manufacture, assembly and testing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. As we continue to use advanced process technologies, the materials, technologies and products themselves become increasingly complex. Our evaluations of new materials for use in research and development, manufacturing, and assembly and test take into account environmental, health and safety considerations. Many new materials being evaluated for use may be subject to existing or future laws and regulations. Failure to comply with any of the applicable laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, and legal liability. Our failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to future liabilities. Existing or future laws and regulations could require us to procure pollution abatement or remediation equipment, modify product designs, or incur other expenses. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a material adverse effect on our operations. Compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into our manufacturing and assembly and test processes. To our knowledge, compliance with these laws and regulations has had no material effect upon our operations.

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

Web Site Postings

We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission available to the public free of charge through the Investor Relations page of our corporate website as soon as reasonably practicable after making such filings. Our website can be accessed at the following address: www.sirenza.com. The information found on our website or that may be accessed through our website is not a part of this report and is not incorporated herein by this reference.

Item 1A. Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

We may not be able to consummate our pending acquisition of PDI.

In February 2006 we announced a definitive agreement to acquire Premier Devices, Inc., or PDI, by merger for consideration consisting of 7.0 million shares of our common stock, $14.0 million in cash and $6.0 million in term notes that will mature 1 year following the closing of the transaction. There are contractual conditions precedent to the transaction closing, such as no material adverse change arising with respect to either party and the delivery of audited PDI financial statements. If one or more such conditions is not met, the transaction may be delayed or may not be consummated as planned. Delays in closing or failure to close the transaction would involve, among others, the following risks:

•	we may not realize any of the anticipated benefits of the proposed acquisition;

•	we would remain liable for significant transaction costs we have incurred, including legal, accounting, financial advisory and other costs relating to the acquisition, whether or not it is consummated;

•	there may be related litigation or declines in our stock price; and

•	our business and operations may be harmed to the extent customers, suppliers and others believe that we cannot effectively compete in the marketplace without the acquisition or there is customer or employee uncertainty surrounding the future of our products or strategy.

If we do finalize our acquisition of PDI, the acquisition may not be successfully integrated or produce the results we anticipate.

The PDI acquisition will be the largest Sirenza has ever undertaken by many metrics, including the dollar value paid, the size, complexity, number of locations and geographic footprint of the operations to be integrated, and the number of employees that will join us, which we expect will roughly triple our existing employee base. It is also our first acquisition involving international operations, as most of PDI’s employees and manufacturing are based in Shanghai and Nuremberg. We expect that the integration of PDI’s operations with our own will be a complex, time-consuming and costly process involving each of the typical acquisition risks we discuss below in our risk factor entitled “We expect to make future acquisitions, which involve numerous risks.” In addition we will face, among others, the following related challenges and risks:

•	operating a much larger combined company with operations in China and Germany, where we have limited operational experience;

•	managing personnel with diverse cultural backgrounds and organizational structures;

•	the greater cash management, exchange rate and income taxation risks associated with the combined company’s new multinational character and the movement of cash between Sirenza and its domestic and foreign subsidiaries;

•	managing the lower cash balance we will have immediately following the payment of the purchase price at closing while attempting to integrate and grow the combined company;

•	assessing and maintaining the combined company’s internal control over financial reporting and disclosure controls and procedures as required by U.S. securities laws;

•	increased professional adviser fees related to the new profile of the combined company;

•	unanticipated expenses or tax, environmental or other liabilities associated with the acquired business or its facilities;

•	possible related restructuring expense, severance pay, and charges to earnings from the elimination of redundancies;

•	increased difficulty in financial forecasting for the new combined operation due to unfamiliarity with PDI’s operations, customers and markets or their impact on the overall results of operations of the combined company.

Failure to successfully address one or more of the above risks may result in unanticipated liabilities, lower than expected net revenue, losses from operations, failure to realize any of the expected benefits of the acquisition, and /or related declines in our stock price.

We have a history of significant operating losses. If we are unable to increase our gross profit sufficiently to offset our operating expenses, we may be unable to maintain our profitability.

Although our income from operations approximated $1.2 million for 2005 and $186,000 for 2004, we incurred significant losses from operations in each of the preceding two fiscal years. Losses from operations approximated $6.7 million in 2003 and $11.4 million in 2002. As of December 31, 2005, our accumulated deficit was approximately $87.7 million. It is possible that we will not generate a sufficient level of gross profit to maintain our profitability.

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

As a result of these factors, we may be unable to maintain or increase our gross profit in future periods. If we are unable to increase our gross profit sufficiently to offset our operating expenses, we may be unable to maintain our profitability.

Even if we do achieve significant gross profit from our product sales, our operating expenses may increase over the next several quarters, as we may, among other things:

•	expand our selling and marketing activities;

•	integrate the PDI acquisition;

•	experience increases in general and administrative expense related to corporate governance and accounting rule pronouncements or potential or completed acquisition, capital raising or other strategic transactions; and

•	increase our research and development activities for both existing and new products and technologies.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. Factors that could cause our operating results to fluctuate include:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	general economic growth or decline;

•	fluctuations in manufacturing output, yields, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	telecommunications, consumer or A&D industry conditions generally and demand for products containing RF components specifically;

•	the timing and success of new product and technology introductions by us or our customers or competitors;

•	the effects of changes in accounting standards, in particular the increased expense we anticipate we will recognize related to equity awards in future periods based on our 2006 adoption of SFAS123R;

•	market acceptance of our products;

•	availability, quality and cost of raw materials, components, semiconductor wafers and internal or outsourced manufacturing, packaging and test capacity;

•	changes in customer purchasing cycles and component inventory levels;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	amounts and timing of investments in R&D;

•	costs associated with acquisitions and the integration of acquired companies;

•	impairment charges associated with our intangible assets, including our investment in GCS;

•	factors affecting our reported domestic and foreign income taxes and income tax rate; and

•	the effects of war, acts of terrorism or global threats, such as disruption in general economic activity, and the effects on the economy and our business due to increasing oil prices.

The occurrence of these and other factors could cause us to fail to meet quarterly financial expectations, which could cause our stock price to decline. For example, in the first quarter of 2005 and the fourth quarter of 2004, our financial results were below investment community expectations, in part due to rescheduling of customer orders, and our stock price subsequently declined.

Our gross margin will fluctuate from period to period, and such fluctuation could affect our financial performance, particularly earnings and/or loss per share, in turn potentially decreasing our stock price.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to our large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these large OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a negative impact on our gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a negative effect on our gross margin. In addition, sales of certain of our recently acquired broadband products, in particular satellite radio antennas, have historically had lower gross margins than sales of our wireless infrastructure products. Therefore, increased sales of satellite radio antenna products in a given period will likely have a negative effect on our gross margin. In 2005, sales of antennae products increased significantly as a percentage of our total sales, which had a negative effect on our gross margin. Although gross margin differs from product to product, PDI’s gross margin in prior periods has generally been lower than Sirenza’s, and we expect most PDI product gross margins to be lower than our reported gross margin in recent periods, which will likely result in lower gross margins for some time following the closing of the acquisition than we have historically achieved. Other factors that could cause our gross margin to fluctuate include the features of the products we sell, the markets into which we sell our products, the level of integration of our products, the efficiency and effectiveness of our internal and outsourced manufacturing, packaging and test operations, product quality issues, provisions for excess inventories and sales of previously written-down inventories. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

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

We depend on a relatively small number of customers for a significant portion of our net revenues. The loss of any of these customers could adversely affect our net revenues.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in 2005, Motorola, Sirius and Nokia individually accounted for, directly or indirectly, more than 10% of our net revenues and our top ten customers accounted for approximately 70% of net revenues. While we do enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. The loss of any one of these customers could limit our ability to sustain and grow our net revenues.

If the satellite radio market does not grow or grows at a slow rate, or if our relationship with Sirius weakens, our results of operations may suffer.

More than 10% of our net revenues in 2005 has been based on growth in the consumer satellite radio market generally, and growth in the subscriber base of Sirius Satellite Radio in particular. We cannot assure you that the market for satellite radio will grow in the future, or that the Sirius subscriber base will increase. Further, we compete with a number of established producers of satellite radio antennae and related equipment for sales to Sirius. Sirius periodically introduces new products and new generations of existing products, including satellite radio antennas, and there can be no guarantee that we will continue to successfully compete to supply such products to Sirius and its contract manufacturers on favorable terms or at all. If the satellite radio market in general or Sirius’ business in particular does not grow or experiences a downturn, or if we fail to compete successfully for Sirius business at any point, our revenues may fail to grow or be materially reduced, and our stock price may decline.

Our growth depends on the growth of the wireless and wireline communications infrastructure market. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our growth will depend on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, our revenues may be materially reduced. In the past, there have been reductions throughout the worldwide telecommunications industry in component inventory levels and equipment production volumes, and delays in the build-out of new wireless and wireline infrastructure. These events have had an adverse effect on our operations and caused us, in the past, to lower our previously announced expectations for our financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products and could have a material adverse effect on our business, financial condition and results of operations. A substantial portion of our net revenues are currently derived from sales of components for wireless infrastructure applications. PDI has a strong presence in the cable television infrastructure market. As a result, downturns in either the wireline or the wireless communications market, such as the significant downturn beginning in 2001, could have a material adverse effect on our business, financial condition and results of operations.

Sales of our products have been affected by a pattern of product price decline, which can harm our business.

The market for our wireless communications products is characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, is subject to regular decreases in product average selling prices over time. We are unable to predict future prices for our products, but we expect that prices for products that we sell to our large wireless and wireline infrastructure OEM customers in particular, who we expect to continue to account for a majority of our net revenues for the foreseeable future, will continue to be subject to downward pressure. These OEMs continue to require components from their suppliers, including us, to deliver improved performance at lower prices. We also anticipate that a similar pattern may develop in our sales of satellite radio antennas and related products, although these products are at an earlier stage in their life cycle than many of our traditional wireless infrastructure products. Accordingly, our ability to maintain or increase net revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products with higher prices into both the wireless infrastructure and other markets. We are also making a significant effort to develop new sales channels and customer bases in which we hope price competition will not be as significant. There can be no assurance that we will be able to develop significant new customers with less price sensitivity, increase unit sales volumes of existing products, or develop, introduce and/or sell new products not affected by a pattern of steady average selling price declines.

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

New accounting standards related to equity compensation are expected to adversely affect our earnings and could have other adverse impacts.

We have historically used stock options as a fundamental component of our employee compensation packages. We believe that our employee equity plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate our employees to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has announced changes to accounting principles generally accepted in the United States that will require us to record a charge to earnings for employee stock option grants and other equity awards for all future periods beginning on January 1, 2006. We expect that the adoption of this standard will significantly reduce our net income and earnings per share in future periods. Lower earnings may cause our stock price to fall and may affect our ability to raise capital on acceptable terms. The new accounting standards will make it more expensive for us to grant options and other equity awards to employees in the future, and are already driving changes in our equity compensation strategy. An example would be our recently reduced use of option grants in favor of restricted stock purchase rights, for which the calculation of related compensation expense is more predictable. There is a limited supply of such grants available under our current equity plans, and we may need to increase our ability to make such grants or other equity incentives, or increase other forms of compensation, to adequately motivate and retain our employees. These efforts may be viewed as dilutive to our stockholders or may increase our compensation costs, and if such efforts are unsuccessful, we may have difficulty attracting, retaining and motivating employees.

Our strategic investment in GCS, a privately held semiconductor foundry, could be further impaired or never redeemed, which could have a material adverse impact on our results of operations

In the first quarter of 2002, we invested $7.5 million in GCS, a privately held semiconductor foundry. We regularly evaluate our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. If we determine that an other-than-temporary decline in value has occurred, we will write-down our investment in GCS to its estimated fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarter of 2004 and 2002, we wrote down the value of our investment in GCS by approximately $1.5 million and $2.9 million, respectively, after determining that GCS had experienced an other-than-temporary decline in value.

The ultimate realization of our investment in GCS will be dependent on the occurrence of a liquidity event for GCS, and/or our ability to sell our GCS shares, for which there is no public market. The likelihood of any of these events occurring will depend on, among other things, market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets’ receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if we are able to sell these shares, the sale price may be less than our carrying value, which could materially and adversely affect our results of operations.

Our reliance on foreign suppliers and manufacturers and our pending acquisition of PDI exposes us to the economic and political risks of the countries in which they are located.

Independent third parties in other countries, primarily in Thailand, Malaysia, South Korea, Taiwan and the Philippines, package substantially all of our semiconductor products. In addition, all of our satellite antennae manufacturing is outsourced to a subcontractor in the Philippines, and we obtain some of our semiconductor wafers from one supplier located in Germany. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. Our pending acquisition of PDI would also expose us to risks of conducting sizeable manufacturing operations in China and Germany. These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	shipment delays, including delays resulting from difficulty in obtaining export licenses;

•	tariffs and other trade barriers and restrictions;

•	political, social and economic instability; and

•	potential hostilities and changes in diplomatic and trade relationships.

The Chinese legal system lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over business in China than is customary in the United States and makes the process of obtaining necessary regulatory approval in China inherently somewhat unpredictable. In addition, the protection accorded our proprietary technology and know-how under both the Chinese and German legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage. Also, manufacturing our products and utilizing contract manufacturers, as well as other suppliers throughout the Asia region, exposes our business to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States. The cost of doing business in Germany can be higher than in the U.S. due to German legal requirements regarding employee benefits and employer-employee relations, in particular. Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China difficult or unprofitable.

In addition, we currently transact business with our foreign suppliers and packagers in U.S. dollars. Consequently, if the currencies of our suppliers’ countries were to increase in value against the U.S. dollar, our suppliers may attempt to raise the cost of our semiconductor wafers, packaging materials and services, and other materials, which could have a material adverse effect on our business, financial condition and results of operations. We expect the acquisition of PDI to materially increase our risks from conducting business outside the U.S., both due to their substantial operations in China and Germany, and their higher proportion of sales and expenses denominated in foreign currency, which will increase our exposure to the risk of exchange rate fluctuations.

Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our stock.

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation. If we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our common stock.

We expect to make future acquisitions, which involve numerous risks.

We have in the past and will continue to evaluate potential acquisitions of, and investments in, complementary businesses, technologies, services or products, and expect to pursue such acquisitions and investments if appropriate opportunities arise. However, we may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms, or at all. In the event we pursue acquisitions, we will face numerous risks including:

•	difficulties in integrating the personnel, operations, technology or products and service offerings of the acquired company;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets where competitors have stronger market positions;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	difficulties in improving the internal controls, disclosure controls and procedures and financial reporting capabilities of any acquired operations (particularly foreign and formerly private operations) as needed to meet the high standards U.S. public companies are held to in this regard;

•	the loss of any key personnel of the acquired company as well as their know-how, relationships and expertise;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	insufficient net revenues to offset increased expenses associated with any abandoned or realized acquisitions; and

•	additional expense associated with amortization or depreciation of acquired tangible and intangible assets.

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

We do not own or operate a semiconductor fabrication facility (fab). We currently rely on five third-party wafer fabs to manufacture our semiconductor wafers. These fabs include RF Micro Devices (RFMD) for GaAs devices, Atmel for SiGe devices, TriQuint Semiconductors for our discrete devices, GCS for our InGaP devices, and an Asian foundry that supplies us with LDMOS devices. In 2005, a majority of our semiconductors in terms of both volume and revenue were provided by Atmel, GCS and Northrop Grumman (NG) (formerly TRW).

The loss of one of our third-party wafer fabs, or any reduction of capacity, manufacturing disruption, or delay or reduction in wafer supply, would negatively impact our ability to fulfill customer orders, perhaps materially, and has in the past and could in the future damage our relationships with our customers, either of which could significantly harm our business and operating results.

Our contracts with these foundries, with one exception, feature “last-time buy” (LTB) arrangements. An LTB arrangement typically provides that, if the vendor decides to obsolete or materially change the process by which our products are made, we will be given prior notice and opportunity to make a last purchase of wafers in volume. While the goal of the LTB arrangement is to allow us a sufficient supply of wafers in such instances to either meet our future needs or give us time to transition our products to, and qualify, another supply source, there can be no assurance that the volume of wafers provided for under any LTB arrangement will adequately meet our future requirements.

NG has discontinued the operation of the fabrication line on which our GaAs products have historically been made and we made a last-time buy of wafers in connection with the line shutdown. We believe that through a combination of our current inventory and our efforts to transition customers to products using semiconductors produced by our other foundry partners, we will have a sufficient wafer supply to meet our currently anticipated customer needs. However, there can be no assurance that sufficient supplies of such wafers will become available to the Company, or that our transitioning efforts will be successful and will not result in lost market share.

Atmel, GCS, RFMD, TriQuint and our Asian foundry are each our sole source for parts in the particular fabrication technology manufactured at their facility. GCS is a private company with limited capital resources and operating history. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, it would be difficult to find an alternative source of supply. Even if we were able to find an alternative source, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, which could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. To the extent our third-party wafer fabs suffer failures or defects, we have in the past and could in the future experience warranty and product liability claims, lost net revenues, increased costs, and/or delays in, cancellations or rescheduling of orders or shipments, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the past, we have at times experienced delays in product shipments, quality issues and poor manufacturing yields from our third-party wafer fabs, which in turn delayed product shipments to our customers or resulted in product returns and related expense, higher costs of production and lower gross margins. We may in the future experience similar delays or other problems, such as inadequate wafer supply.

Our reliance on subcontractors to package our products could cause a delay in our ability to fulfill orders or could increase our cost of revenues.

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the IC into its final protective plastic or ceramic casing. We provide the wafers containing the ICs to third-party packagers. Although we currently work with five packagers, substantially all of our Amplifier division net revenues in 2005 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Unisem, our current primary source for a particular, high-volume commercial package type and Circuit Electronic Industries Public Co., Ltd. (CEI), our second source for this particular package type, would significantly damage our business. In addition, increased packaging costs would adversely affect our gross margins and profitability.

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

We may not be able to outsource the manufacture and test of our products on favorable terms, or at all, and even successful outsourcing creates risk due to our resulting reliance on vendors.

We currently outsource a portion of our product manufacturing and testing function, and may increasingly do so where economically viable for both the vendor and us. For example, we rely on one manufacturing partner to produce all of our satellite radio antenna products and a significant majority of our broadband products. However, we may be unable to successfully outsource additional manufacturing and testing in the near term, or at all. The selection and ultimate qualification of subcontractors to manufacture and test our products could be costly and increase our cost of revenues. In addition, we also do not know if we will be able to negotiate long-term contracts with subcontractors to manufacture and test our products at acceptable prices or volumes. Further, outsourcing the manufacture of a substantial amount of our products may result in underutilization of our existing manufacturing facility, which could in turn result in a higher cost structure and lower gross margins than if we did not outsource such functions.

Even if we find suitable vendors for an outsourced manufacture or test relationship, creation of such arrangements carries risks since we have to rely on the vendor to provide an uninterrupted source of high quality product. Because our customers have high quality and reliability standards and our components require sophisticated testing techniques, we have had problems in the past and may have difficulty in the future in obtaining sufficiently high quality or timely manufacture and testing of our products. Whenever a subcontractor is not successful in adopting such techniques, we may experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, damage to customer relationships, delayed qualification of new products with our customers, product returns or discounts and lost net revenues, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Hittite, M/A-COM, NEC and WJ Communications. For our newer broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola, STMicroeletronics and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our A&D division products, our primary competitors are Hittite, M/A-COM, Spectrum Control and Teledyne. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennas and related equipment, including M/A-COM, RecepTec and Wistron NeWeb. We also compete with communications equipment manufacturers, some of whom are our customers, who design RF components internally such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks. Competition in each of our markets is typically based on a combination of price, performance, product quality and reliability, customer support and the ability of each supplier to meet production deadlines and provide a steady source of supply. Market share at our large OEM customers in particular tends to fluctuate from year to year based not only on our relative success compared to our competitors in finding the right balance of these factors, but also based on changes in the willingness of customers to have only one source of supply. For example, we may have a 100% share of the supply of a particular product to a customer one year and only 50% the next based on the customer deciding to employ a second source for risk management or other reasons not related to our performance as a supplier.

We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market and we may see future competition from companies that may offer new or emerging technologies. In addition, future competition may come from component suppliers based in countries with lower production costs that could translate into pricing pressures; companies that provide a more comprehensive active and passive RF component portfolio that would provide our customers with an attractive supply alternative; and IC manufacturers as they add additional functionality at the chip level to compete with our products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our products are sold to international customers, which exposes us to numerous risks.

A substantial portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Korea, Singapore, Philippines, Finland, Germany and Sweden. International sales approximated 75% of our net revenues in 2005, the majority of which was attributable to CMs and OEMs located in Asia. Demand for our products in foreign markets could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

Our ability to successfully manage our business plan in a rapidly evolving market requires us to effectively plan and manage any future growth. Our ability to manage future growth will be dependent in large part on a number of factors, including:

•	maintaining access to sufficient manufacturing capacity to meet customer demands;

•	arranging for sufficient supply of key components to avoid shortages of components that are critical to our products;

•	hiring additional skilled technical, marketing and managerial personnel;

•	adhering to our high quality and process execution standards, particularly as we hire and train new employees;

•	managing the various components of our working capital effectively in periods where cash on hand is limited;

•	upgrading our operational and financial systems, procedures and controls, including possible improvement of our accounting and internal management systems; and

•	maintaining high levels of customer satisfaction.

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

Although we began this process in the first quarter of 2004 and have released many compliant products to date, we have products that remain noncompliant. Due to the limited geographic coverage of the regulations and our worldwide customer base, the different rates at which various customers are moving to lead-free components, and the fact that some leaded components remain exempt from the regulations for particular customer applications, we are not stopping all production of leaded parts on a particular scheduled date, but are making the move gradually as customer demand dictates. We anticipate selling leaded products for some time. We may be left with excess inventory of certain leaded parts if customers for those parts move to lead-free only consumption without giving us sufficient notice. In addition, our industry has no long-term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials, so we may experience product quality and performance issues as we transition our products to such materials.

Further, for our MCM products we rely on third party suppliers, over which we have little or no control, to provide certain of the components needed for our products to meet applicable standards. In addition, this redesign is resulting in increased research and development and manufacturing and quality control costs. If we are unable to redesign existing products and introduce new products to meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations. Failure to comply with any applicable environmental regulations could result in a range of consequences, including loss of sales, fines, suspension of production, excess inventory, and criminal and civil liabilities.

Another recent directive in the European Union imposes a “take-back” obligation on manufacturers of electrical and electronic equipment. This obligation requires manufacturers of electrical or electronic equipment to finance the collection, recovery and disposal of the electrical or electronic equipment that they produce. At this time, we are not aware of adopted legislation implementing this directive. In addition, methods of complying with these potential take-back obligations have not been developed by our industry. Even if the specific legislation does not directly apply to us or our products and solutions, our customers could potentially shift some of their costs to us through contractual provisions. We are unable to assess the impact of this proposed legislation on us at this time but it could result in increased costs to us, which could materially adversely affect our business, financial condition and results of operations.

Environmental regulations could subject us to substantial costs or fines, or require us to suspend production, alter manufacturing processes or cease operations at one or more sites.

The manufacture, assembly and testing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations governing the use, transportation, emission, discharge, storage, recycling or disposal of such materials. Failure to comply with any such laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, requirements to remediate land, air or groundwater and other legal liability. Some domestic and foreign environmental regulations allow regulating authorities to impose cleanup liability on a company that leases or otherwise becomes associated with a contaminated site even though that company had nothing to do with the acts that gave rise to the contamination. Accordingly, even if our own operations are conducted in accordance with these laws, we may incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we lease now or in the future, or sites we become associated with due to acquisitions. For example, PDI’s manufacturing site in Nuremberg occupies a small portion of a large parcel formerly occupied by Alcatel and other manufacturers dating back to the early 1900s. Chlorinated solvent and heavy metal contamination in air, soil and groundwater were identified on the former Alcatel site in the late 1980s, and pump-and-treat remediation systems have been implemented on portions of the site. While we do not believe that this contamination resulted from the operation of PDI’s business, that any additional remediation is required on the PDI site or that we or PDI have any material related liability, currently there can be no assurance that such liability will not arise in the future.

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

These assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of the related assets may not be recoverable. Any impairment of our goodwill or long-lived assets, including finite-lived acquired intangible assets, could have a material adverse effect on our business, financial condition and results of operations.

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

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly impacted. For example, the worldwide installation of 2.5G and 3G equipment has occurred at a much slower rate than was initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. If further delays in adoption of industry standards were to occur, in particular with respect to the anticipated rollout of 3G technology in China, it could result in lower sales of our products and worse than expected results of operations in one or more periods.

We face several risks associated with our Aerospace and Defense division.

In 2003 we announced the creation of our A&D business unit that targets customers in the military, defense, avionics, space and homeland security market segments. In the first quarter of 2005, we reorganized our business segments and now report A&D as a division. Sales for this division decreased in 2005 compared to 2004. We can make no assurance that we will be able to successfully serve the needs of potential customers in these markets or realize any significant increase in net revenues from this business in the future. Through our participation in this market, we may make sales to companies doing business with the U.S. government as prime contractors or subcontractors. We may also do business directly with the U.S. government. In addition to normal business risks, we face several unique risks, largely beyond our control, associated with doing business, directly or indirectly, with the U.S. government, including:

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

Our founding stockholders control a significant amount of our outstanding common stock. In addition, in connection with the closing of the PDI acquisition, we expect that the two controlling stockholders of PDI will be issued 7,000,000 shares of our common stock. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Sirenza’s headquarters are located in Broomfield, Colorado where we lease an aggregate of approximately 75,000 square feet in two buildings. These buildings house our executive and administration offices and research and development, sales and marketing, information technology, warehousing, and manufacturing, assembly and test functions. The lease for these buildings expires in June 2013, although we have an option to terminate the lease early in June 2008. We also maintain four design centers housing general and administrative and research and development functions in California, Arizona and Texas. These design centers encompass (i) approximately 10,000 square feet of office space located in Sunnyvale, California pursuant to a lease that expires in March 2007; (ii) approximately 21,000 square feet of office space in Richardson, Texas (of which we only utilize approximately 50%) pursuant to a lease that expires in July 2006; (iii) approximately 4,500 square feet of office space in Tempe, Arizona pursuant to a lease that expires in March 2007; and (iv) approximately 4,200 square feet of office space in Torrance, California pursuant to a lease that expires in November 2007. Sirenza also leases small sales and marketing offices in Illinois, China and the United Kingdom. Each of our facilities is used to some degree by both our Amplifier and Signal Source divisions. Our A&D division primarily utilizes our Broomfield, Colorado facility.

The office space in Richardson, Texas that is not being utilized by Sirenza has been partially subleased to third parties, but Sirenza remains liable to the landlord for the difference in the monthly rental amount through the lease term and continues to be bound by the existing lease in its entirety.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Sirenza Microdevices Common Stock

Our common stock has been quoted on The Nasdaq National Market under the symbol “SMDI” since May 25, 2000. The following tables set forth, for the periods indicated, the range of high and low closing prices per share of the common stock as reported on The Nasdaq National Market:

	2005
	High	Low
First quarter	$6.24	$3.17
Second quarter	$3.76	$2.28
Third quarter	$4.00	$3.01
Fourth quarter	$4.79	$2.88

	2004
	High	Low
First quarter	$7.42	$4.08
Second quarter	$5.40	$3.73
Third quarter	$4.91	$3.87
Fourth quarter	$6.62	$4.40

Holders of Record

As of January 31, 2006, there were approximately 1,418 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information regarding the Company’s equity compensation plans as of the end of 2005.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	4,497,545	$2.66	1,789,423	(1)
Equity Compensation Plans Not Approved By Security Holders	None	Not applicable	None

Total	4,497,545		1,789,423	(1)

(1)	Consists of 1,753,561 shares available for future issuance under the Amended and Restated 1998 Stock Plan, and 35,862 shares available for future issuance under the 2000 Employee Stock Purchase Plan as of December 31, 2005. The number of shares available for future issuance under the Amended and Restated 1998 Plan is increased on January 1 of each year by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3% of our outstanding shares as of such date, or (iii) such lesser amount as is determined by the Board of Directors. The number of shares available for future issuance under the 2000 Employee Stock Purchase Plan is increased on January 1 of each year by a number of shares equal to the lesser of (i) 350,000 shares, (ii) 1% of our outstanding shares as of such date, or (iii) such lesser amount as is determined by the Board of Directors. As a result of these provisions, the number of shares available for future issuance under the Amended and Restated 1998 Plan was increased by 1,096,550 shares in 2006, and the number of shares available for future issuance under the 2000 Employee Stock Purchase Plan was increased by 350,000 shares in 2006.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of December 31, 2005, approximately $47.9 million of the net proceeds have been used to fund our operating activities, purchase property and equipment, make capital lease payments and fund our acquisitions of ISG, Vari-L and Xemod and our investment in GCS. The remaining $1.9 million of net proceeds have been invested in interest bearing cash equivalents and investments.

Repurchase of Equity Securities

The table below summarizes our repurchases of our common stock in the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 2005	1,500	$0.001
November 2005	—	—
December 2005	—	—

None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were ordinary course of business reacquisitions at cost of unvested common stock previously issued pursuant to restricted stock purchase rights issued to employees under our 1998 Stock Plan in connection with the termination of their employment with Sirenza.

Item 6. Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Net revenues	$64,178	$61,256	$38,510	$20,710	$19,821
Cost of revenues:
Cost of product revenues	35,522	31,375	21,246	8,749	17,440
Amortization of deferred stock compensation	—	—	90	138	140

Total cost of revenues	35,522	31,375	21,336	8,887	17,580

Gross profit	28,656	29,881	17,174	11,823	2,241
Operating expenses:
Research and development (1)	10,104	8,963	8,611	6,960	8,752
Sales and marketing (1)	7,372	7,779	6,365	5,043	5,828
General and administrative (1)	8,096	7,795	6,696	4,914	4,435
Amortization of deferred stock compensation	—	3	541	877	1,258
Acquired in-process research and development (2)	—	2,180	—	2,200	—
Amortization of acquisition-related intangible assets (2)	1,838	1,538	1,213	48	—
Restructuring and special charges (2)	56	(98)	434	279	2,670
Impairment of investment in GCS (2)	—	1,535	—	2,900	—

Total operating expenses	27,466	29,695	23,860	23,221	22,943
Income (loss) from operations	1,190	186	(6,686)	(11,398)	(20,702)
Interest and other income (expense), net	196	229	383	893	3,452
Provision for (benefit from) income taxes	(6)	135	(125)	59	2,336

Net income (loss)	$1,392	$280	$(6,178)	$(10,564)	$(19,586)

Basic net income (loss) per share	$0.04	$0.01	$(0.19)	$(0.35)	$(0.67)

Diluted net income (loss) per share	$0.04	$0.01	$(0.19)	$(0.35)	$(0.67)

Shares used to compute basic net income (loss) per share	35,828	34,593	32,383	29,856	29,133
Shares used to compute diluted net income (loss) per share	37,803	37,448	32,383	29,856	29,133

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,266	$2,440	$7,468	$12,874	$15,208
Working capital	29,043	21,980	20,007	21,923	36,811
Total assets	62,489	55,894	54,132	53,964	64,043
Long term obligations, less current portion	391	18	56	143	401
Total stockholders’ equity	50,741	47,278	45,173	44,977	54,013
___________ (1) The following table outlines the amortization of deferred stock compensation included in operating expenses above:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Research and development	$—	$2	$64	$196	$257
Sales and marketing	$—	$1	$173	$262	$279
General and administrative	$—	$—	$304	$419	$722

(2)	See Sirenza Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above in Item 1A under “Risk Factors.”

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the directions in which our business and products are moving, followed by an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting policies and estimates that we believe require the most significant judgments to be made in the preparation of our consolidated financial statements. In the next section we discuss the results of our operations for 2005 compared to 2004 and for 2004 compared to 2003. We then provide an analysis of our cash flows, including the impact on cash of important balance sheet changes, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations.”

Company Overview

We are a supplier of RF components for the commercial communications, consumer and A&D equipment markets. Our products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. Our commercial communications applications include components for mobile wireless infrastructure applications, wireless LANs, fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks, cable television set-top boxes, RFID readers, wireless video transmitters, as well as tuner ICs and receivers and tuners for HDTV set-top boxes. Our consumer applications include antennas and receivers for satellite radio. Sales of components for the A&D end markets include components for government, military, avionics, space and homeland security systems.

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

Our annual net revenues have increased in each of 2003, 2004 and 2005, driven by new product introductions, increased market share and the addition of complementary products through our strategic acquisitions of other companies and assets.

In the past three years we have completed two acquisitions and have a third acquisition pending as of the date of this Annual Report on Form 10-K. On February 4, 2006, we entered into a definitive agreement to acquire Premier Devices, Inc., or PDI, by merger for consideration consisting of 7.0 million shares of our common stock, $14.0 million in cash and $6.0 million in term notes that will mature 1 year following the closing of the transaction. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2006. PDI designs, manufactures and markets complementary RF components featuring technologies common to existing and planned Sirenza products, and is headquartered in San Jose, California with significant manufacturing operations in both Shanghai, China and Nuremberg, Germany. This acquisition is intended to expand both the depth and breadth of our products, extend our design and manufacturing capabilities into Asia and Europe and advance our strategic mission to diversify and expand our end markets and applications. For a description of related risks, see our disclosure in Item 1A under “Risk Factors”.

On December 16, 2004, we acquired ISG, a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enables us to address new end markets, including HDTV and satellite radio, and broadens our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. Sales of the products acquired in the ISG acquisition represented a significant amount of our net revenues in 2005.

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

Historically we have utilized a divisional organization structure focused on either specific end markets and/or product types. Beginning in January of 2005, we expanded our reporting structure by adding the A&D division to the Amplifier and Signal Source divisions. The Amplifier and Signal Source divisions are product focused while the A&D division is market focused. The Amplifier and Signal Source divisions are generally focused on similar end markets and customers and are managed separately in order to better manage the research and development and marketing efforts for particular products. The A&D division is focused on the government, military, avionics, space and homeland security systems end markets. The Amplifier division’s main product lines are primarily IC-based and include discrete, amplifier, low noise amplifier, power amplifier and transceiver IC products, an MCM product line including power amplifier modules and our broadband product line, which includes our satellite radio antenna. The Signal Source division’s main product lines are MCMs used in mobile wireless infrastructure applications to generate and control RF signals, including VCOs, PLLs, coaxial resonator oscillators (CROs), passive and active mixers, an IC-based modulator and demodulator product line and a line of signal couplers. The A&D division’s main product lines are government and military specified versions of certain of our amplifier and signal processing components and various passive components.

For a further description of our divisional organizational structure, see our disclosure under Note 14: “Segments of an Enterprise and Related Information” in our Notes to Consolidated Financial Statements set forth below.

In 2006 we have moved from the three segment reporting structure described above to a structure consisting of one RF component sales segment made up of five market-focused strategic business units: Aerospace, Defense and Homeland Security, Broadband and Consumer, Mobile Wireless, Standard Products and Wireless Access. While we will provide limited data at the strategic business unit level in our future reports, these business units will not have separate profit and loss statements reviewed by our chief operating decision maker, and accordingly will be reported as a single segment. Following the closing of our pending acquisition of PDI, we currently expect that PDI will also be reported as a separate segment.

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

Distributor Sales

Our distribution arrangements provide our distributors with limited rights of return and certain price adjustments on unsold inventory held by them. We recognize revenues on sales to our distributors under such arrangements at the time our products are sold by the distributors to third party customers. Our distribution channel, which accounted for 10% of total net revenues for 2005, consists of those sales made by our distribution channel partners (Avnet, Acal, RFMW, Nu Horizons and Digi-Key) under arrangements featuring such rights of return and price adjustment terms. In the fourth quarter of 2005, we terminated our distribution relationship with Nu Horizons and entered into a worldwide distribution agreement with Digi-Key Corporation.

Direct and Reseller Sales

Sales to Avnet and Acal as resellers, and to other resellers of our products, are made pursuant to arrangements that do not include the limited rights of return and price adjustment terms applicable to our distribution sales. We generally recognize revenue from these sales to these resellers of our products, and from sales to all other non-distribution customers, at the time product has shipped, title has transferred and no obligations remain. Our direct sales channel, which accounted for 90% of total net revenues for 2005, consists of those sales made to all non-distributor customers and sales to resellers of our products, including sales to Avnet and Acal as resellers.

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until a customer accepts the products.

Customer Concentrations

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. Over time, both as a result of our active sales and marketing efforts and industry-wide changes in customer buying patterns, our customer base shifted significantly toward direct sales to large wireless infrastructure original equipment manufacturers (OEMs) and their contract manufacturers (CMs). One driver of this shift is that our OEM customers have increased their outsourcing of the manufacture of their equipment to CMs, including Celestica, Flextronics, Sanmina and Solectron. As a result, we sell directly to both OEMs and CMs. Our OEM customers currently make the sourcing decisions for our sales to CMs. When we report customer net revenues in our public announcements, we typically attribute all net revenues to the ultimate OEM customer and not the respective CM or subcontractor.

This sales trend toward large wireless infrastructure OEMs and their CMs was strengthened in 2003 by the acquisition of Vari-L, whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola. The addition of these customers complemented Sirenza’s existing relationships with large OEM customers such as Andrew, Ericsson, Lucent and their CMs.

In 2005 we added to this customer concentration as a significant portion of our net revenues were derived from sales of our satellite radio antenna product to Kiryung Electronics Co., Inc., and other subcontractors of SIRIUS Satellite Radio.

We believe that net revenues attributable to our global OEMs and their CMs will continue to account for a significant portion of our net revenues in 2006, and that net revenues attributable to our satellite radio customer and its subcontractors will also account for a significant portion of our net revenues in that same period.

Diversification and Expansion Strategy

We have grown our net revenues through the introduction of new products, increasing our market share and adding complementary products through strategic acquisitions in existing end markets and new end markets. We continue to focus on diversification efforts in order to capitalize on new opportunities in end markets outside of the wireless infrastructure market such as cable TV, WiMax, satellite radio, HDTV, RFID and other broadband applications. We believe that sales of our products in markets outside of wireless infrastructure, including the satellite radio market, will continue to account for a substantial portion of net revenues in 2006.

We are also focusing on expansion in 2006, as evidenced by our pending acquisition of PDI, which is intended to expand both the depth and breadth of our product lines, and to extend our design and manufacturing capabilities into Asia and Europe. We expect that the addition to our product portfolio of PDI’s complementary RF components will accelerate our penetration into the cable TV infrastructure market and allow us to offer more complete RF solutions to our customers and PDI’s, and hope that these increased capabilities will allow us to capitalize on a trend we have seen at large OEM and CM customers for some time toward purchasing a broader range of products from fewer qualified suppliers.

Geographic Concentrations

Sales into Asia increased in each of the last three years as a result of OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. In addition, we have increased our focus and presence in China and are experiencing increased shipments to various Chinese OEM customers. Based on these factors and our pending acquisition of PDI, which has manufacturing and sales operations in Shanghai, China, we anticipate that a large percentage of our direct sales will be in the Asia region in 2006.

Competitors

With respect to products sold in our Amplifier division, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks, such as Agilent, Hittite, M/A-COM, NEC and WJ Communications. For our newer broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola, STMicroelectronics and Philips. With respect to our Signal Source division products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our A&D division products, our primary competitors are Hittite, M/A-COM, Spectrum Control and Teledyne. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennas and related equipment, including M/A-COM, RecepTec and Wistron NeWeb. We also compete with communications equipment manufacturers, some of whom are our customers that design RF components internally, such as Ericsson, Lucent, Motorola, Nokia and Nortel Networks.

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

3. Market

Our products are sold into a wide variety of markets and each of these markets has a pricing structure that is dictated by the economics of that particular market. Therefore, the gross margin percent on our products can vary by the markets into which they are sold. Increased sales into higher margin markets in a given period will have a positive effect on our gross margin percent, and increased sales into lower margin markets in a given period will generally have the opposite effect. This is particularly evident for our satellite antenna product, which is sold into the consumer products, or retail, market where gross margin percentages are generally lower than those in industrial markets.

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

5. Level of integration of the product

We have seen a trend among our customers toward generally seeking more integrated products with enhanced functionality, which enables them to procure fewer products from fewer suppliers. These integrated products typically command a higher average selling price than our stand-alone components. However, the manufacturing costs of these integrated products are higher, which generally results in a lower gross margin percent on sales of our integrated products in comparison to our stand-alone components. Therefore, increased sales of our more integrated products in a given period will generally have a positive impact on our average selling prices and a negative effect on our gross margin percent.

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

Operating Expense Overview

Research and development expenses consist primarily of salaries and salary-related expenses for personnel engaged in R&D activities, material costs for prototype and test units and other expenses related to the design, development and testing of our products and, to a lesser extent, fees paid to consultants and outside service providers. We expense all of our R&D costs as they are incurred. Our R&D costs can vary significantly from quarter to quarter depending on the timing and quantities of materials bought for prototype and test units. We believe one of our key competitive advantages is our ability to offer a broad range of highly engineered products designed to meet the needs of our customers. Our strategy is to continue to invest in R&D at levels appropriate for our overall operating plan in order to maintain our competitive advantage. From time to time we will receive funding from our customers for non-recurring engineering (NRE) expenses to help defray the cost of work performed at their request. We record NRE funding as a reduction to research and development expenses in the period that the customer agrees that the objective(s) established for payment of the NRE have been achieved.

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

Sales and marketing expenses consist primarily of salaries, commissions and salary-related expenses for personnel engaged in marketing, sales and application engineering functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. We record as an expense commissions to our external, independent sales representatives when revenues from the associated sale are recognized. We record as an expense quarterly cash incentives to internal sales employees based on the achievement of targeted net revenue and sales-related goals.

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

We regularly evaluate our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. Evaluating each of these factors involves a significant amount of judgment on management’s part. If we determine that an other-than-temporary decline in value has occurred, we will write down our investment in GCS to fair value. Such a write-down could have a material adverse impact on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarters of 2004 and 2002, we wrote down the value of our investment in GCS by $1.5 million and $2.9 million, respectively, after determining that GCS’ value had experienced an other-than-temporary decline.

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

We recorded a provision for excess inventories of $7.8 million in 2001. We subsequently began selling some of these written-down inventory products. In 2005, we sold previously written-down inventory products with an original cost basis of approximately $259,000. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories had a positive impact on our gross margin in 2005 of less than one percentage point.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza Amplifier division products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Year Ended December 31,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written- Down Inventories with No Associated Cost of Revenues	Disposition of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2005	$—	$(259)	$(145)	$2,652
2004	$—	$(722)	$(329)	$3,056
2003	$—	$(1,408)	$(320)	$4,107

The single largest factor affecting the accuracy of our provisions for excess inventories will be the accuracy of our end customers’ forecasts. Affecting these forecasts will be demand for RF communications components in our market segments. Also impacting it will be the speed at which our products are designed in or out of our customers’ products.

We will ultimately dispose of written-down inventories by either selling such products or scrapping them. We currently expect sales of written-down inventory products in 2006 to be approximately equivalent to or lower than in 2005. Similarly, we anticipate that we will scrap additional written-down inventories in the near term.

Deferred Tax Assets: We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. Assessments of the realization of deferred tax assets require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of these assessments, we previously concluded that it was more likely than not that our deferred tax assets would not be realized and have established a full valuation allowance against our deferred tax assets. The valuation allowance established in 2001 was recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109 “Accounting for Income Taxes.”

We continue to evaluate the need for a valuation allowance. To the extent we continue to generate taxable income in 2006 and if our projections indicate that we are likely to generate sufficient future taxable income, we may determine that some, or all, of our deferred tax assets will more likely than not be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. In the quarter in which the valuation allowance is reduced, we would recognize a benefit from income taxes on our income statement.

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%

Cost of revenues:
Cost of product revenues	55.3%	51.2%	55.2%
Amortization of deferred stock compensation	0.0%	0.0%	0.2%

Total cost of revenues	55.3%	51.2%	55.4%
Gross profit	44.7%	48.8%	44.6%
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation)	15.7%	14.7%	22.4%
Sales and marketing (exclusive of amortization of deferred stock compensation)	11.5%	12.7%	16.5%
General and administrative (exclusive of amortization of deferred stock compensation)	12.6%	12.7%	17.4%
Amortization of deferred stock compensation	0.0%	0.0%	1.4%
Acquired in-process research and development	0.0%	3.6%	0.0%
Amortization of acquisition-related intangible assets	2.9%	2.5%	3.2%
Restructuring	0.1%	(0.2)%	1.1%
Impairment of investment in GCS	0.0%	2.5%	0.0%

Total operating expenses	42.8%	48.5%	62.0%

Income (loss) from operations	1.9%	0.3%	(17.4)%
Interest and other income (expense), net	0.3%	0.4%	1.0%
Provision for (benefit from) income taxes	0.0%	0.2%	(0.3)%

Net income (loss)	2.2%	0.5%	(16.1)%

Comparisons of 2005 to 2004 and 2004 to 2003

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Direct (1)	90.0%	87.0%	75.0%
Distribution (2)	10.0%	13.0%	25.0%

Total	100.0%	100.0%	100.0%

United States	25.0%	24.0%	40.0%
Asia	54.0%	44.0%	26.0%
Europe	17.0%	28.0%	30.0%
Other	4.0%	4.0%	4.0%

Total	100.0%	100.0%	100.0%

(1)	Net revenues from sales to Avnet and Acal in which rights of return and price adjustment programs are not applicable are included in net revenues attributable to our direct channel.
(2)	Net revenues from sales to Avnet and Acal under distribution arrangements in which rights of return and price adjustment programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $64.2 million in 2005 from $61.3 million in 2004. The increase was primarily attributable to a substantial increase in shipments of our broadband and satellite antenna products, which we obtained as part of our acquisition of ISG in December 2004. Partially offsetting this increase was a decline in market share at some of our large OEM customers, as well as a reduction in average selling prices to our wireless infrastructure OEM customers in 2005 compared to 2004 as a result of our OEMs negotiating lower prices for 2005 and transitioning to lower priced SiGe products from higher priced GaAs products. The reduction in average selling prices primarily impacted our Amplifier and Signal Source divisions.

Sales into Asia increased in absolute dollars and as a percentage of net revenues in 2005 compared to 2004 primarily as a result of our OEMs increasingly outsourcing their manufacturing to contract manufacturers, primarily in China. Also contributing to the percentage increase in sales to Asia was an increase in sales to Chinese OEM customers as a result of our continued focus in the Asia region and an increase in shipments to Asian CMs of our broadband and satellite antenna products, which we obtained as part of our acquisition of ISG in December 2004. Sales into Europe decreased in absolute dollars and as a percentage of net revenues in 2005 compared to 2004 as a result of the continued outsourcing of our OEM customers to their contract manufacturers.

The decrease in distribution net revenues on a percentage basis in 2005 compared to 2004 was primarily attributable to our addition in 2005 of significant revenues from direct sales of our broadband and satellite radio antenna products.

Net revenues increased to $61.3 million in 2004 from $38.5 million in 2003. This increase was primarily the result of a full year of sales of the products obtained in the acquisition of Vari-L, which closed on May 5, 2003. Net revenues attributable to our Signal Source and A&D divisions, which consist primarily of products acquired in the Vari-L acquisition, totaled $32.5 million in 2004 compared to $14.8 million in 2003. The increased signal source product sales also were primary contributors to the net revenue increases in Asia and through our direct sales channel. Although sales to Europe decreased as a percentage of net revenues in 2004 compared to 2003, net revenues increased in absolute dollars, largely as a result of the increase in signal source product sales.

In addition to the increase in sales attributable to our signal source and A&D products, sales of our Amplifier division products increased to $28.8 million in 2004 from $23.7 million in 2003. These increases in sales were attributable to a strengthening of customers’ end markets, increased market share and penetration of new market segments.

The decrease in distribution net revenues in 2004 compared to 2003 was primarily attributable to our increased focus on large OEM customers, many of whom prefer to have direct relationships with their suppliers, including us. In addition, in 2004, we began promoting the sales of our products to Asia through one of our resellers instead of through our distribution partners.

Cost of Revenues

Cost of revenues increased to $35.5 million in 2005 from $31.4 million in 2004 primarily as a result of a higher proportion of our net revenues being attributable to our broadband and satellite antenna products, which typically carry a higher cost-of-sales percentage than our wireless infrastructure products. Partially offsetting this increase were lower costs attributable to volume-related factory efficiencies and the automation of certain of our testing operations in late 2004 and the transition to SiGe products, which in addition to having lower average selling prices, also have lower costs. In addition, in 2005, we sold previously written-down inventory products of approximately $259,000 compared to $722,000 in 2004. Operations personnel decreased to 125 at December 31, 2005 from 155 at December 31, 2004, partially driven by our manufacturing facility automation efforts.

Cost of revenues increased to $31.4 million in 2004 from $21.3 million in 2003 primarily as a result of additional costs associated with increased sales of our signal source and A&D products following our acquisition of Vari-L. Cost of revenues attributable to our signal source and A&D products totaled $18.5 million in 2004 compared to $9.5 million in 2003. Cost of sales within the Amplifier division increased primarily as a result of power amplifier module products, which grew to $1.9 million in 2004 compared to $714,000 in 2003. In addition, in 2004, we sold previously written-down inventory products of approximately $722,000 compared to $1.4 million in 2003.

Gross Profit and Gross Margin

Gross profit decreased to $28.7 million in 2005 from $29.9 million in 2004. Gross margin decreased to 45% in 2005 from 49% in 2004. The decrease in gross profit and gross margin were primarily attributable to the mix of products sold in 2005 compared to 2004, as described above. The gross margin on sales of our broadband and satellite antenna products are typically lower than the gross margin on sales of our amplifier IC-based products and our Signal Source and A&D division products, and sales of our broadband and satellite antenna products represented more than 10% of our total net revenues in 2005 while representing only an insignificant amount of our net revenues in 2004. Other contributory factors to the decrease in gross margin in 2005 compared to 2004 were lower average selling prices, primarily on sales to our wireless infrastructure OEM customers, which is a trend that may continue in 2006. Additionally, in 2005, we experienced lower sales of previously written-down inventories compared to 2004. Sales of previously written-down inventories resulted in less than a one percentage point improvement in our gross margin in 2005 compared to approximately a one percentage point improvement in our gross margin in 2004.

Gross profit increased to $29.9 million in 2004 from $17.2 million in 2003. The increase in gross profit was primarily attributable to additional sales of our signal source and A&D products following the acquisition of Vari-L as discussed above. In addition, we incurred relocation and related expenses in 2003 to move operations personnel and the Sunnyvale and Tempe manufacturing facilities to Broomfield, Colorado, which did not occur in 2004. Gross margin increased to 49% in 2004 from 45% in 2003. The increase in gross margin was primarily attributable to the achievement of operational cost synergies as a result of the consolidation of our manufacturing facilities in Broomfield, Colorado, subsequent to the Vari-L transaction, as well as volume-related factory efficiencies and the automation of certain of our testing operations. Finally, we had a product mix in 2004 that had higher gross margins than in 2003. Partially offsetting the increase in gross margin were fewer sales of previously written-down inventories in 2004 compared to 2003. Sales of previously written-down inventories resulted in approximately a one percentage point improvement in our gross margin in 2004 compared to approximately a four percentage point improvement in our gross margin in 2003.

Operating Expenses

Research and Development. Research and development expenses increased to $10.1 million in 2005 from $9.0 million in 2004. This increase was primarily attributable to costs of additional personnel engaged in research and development activities subsequent to the acquisition of ISG. A full year of such costs are included in our 2005 results, while only a few weeks of such costs are present in our 2004 results due to the timing of the acquisition. Salaries and salary related expenses increased by approximately $846,000 in 2005 compared to 2004 primarily due to the acquisition of ISG. Other contributory factors included additional costs associated with software maintenance, which added costs of approximately $335,000, engineering material purchases, which added costs of approximately $145,000, and higher facility costs. This increase was partially offset by lower costs associated with depreciation, which decreased costs by approximately $210,000, as a result of certain property and equipment used in research and development activities becoming fully depreciated in 2005.

Research and development expenses increased to $9.0 million in 2004 from $8.6 million in 2003. This increase was primarily attributable to a full year of costs of additional personnel and facilities relating to research and development activities for our signal source and A&D products, subsequent to the acquisition to Vari-L. Other contributory factors included additional costs associated with software maintenance and equipment calibration, partially offset by a reduction in costs associated with engineering material purchases. Facility and related costs for research and development increased by approximately $305,000 and salaries and salary related expenses increased by approximately $93,000 in 2004 compared to 2003.

Research and development personnel decreased to 60 at December 31, 2005 from 65 at December 31, 2004, however, 13 R&D employees were added in December of 2004 as a result of the acquisition of ISG.

Sales and Marketing. Sales and marketing expenses decreased to $7.4 million in 2005 from $7.8 million in 2004. This decrease was primarily attributable to lower costs associated with depreciation, which decreased by approximately $116,000, and lower facility costs, which decreased by approximately $99,000. Other contributory factors included lower salaries and salary related expenses, which decreased by approximately $71,000 in 2005 compared to 2004, reduced costs associated with external commissions due to a lower commission rate structure, which decreased by approximately $30,000, and lower sales and marketing material purchases, which decreased by approximately $29,000.

Sales and marketing expenses increased to $7.8 million in 2004 from $6.4 million in 2003. This increase was primarily attributable to the costs of additional personnel, services, external commissions and facilities relating to the expansion of our sales and marketing functions after the acquisition of Vari-L. Other contributory factors included additional costs associated with product samples. Salaries and salary related expenses increased by approximately $724,000 and external commissions increased by approximately $283,000 in 2004 compared to 2003. Additionally, travel costs increased by approximately $163,000 and facility and related costs increased by approximately $146,000 in 2004 compared to 2003.

Sales and marketing and applications engineering personnel decreased to 37 at December 31, 2005 from 38 at December 31, 2004.

General and Administrative. General and administrative expenses increased to $8.1 million in 2005 from $7.8 million in 2004. This increase was primarily attributable to costs associated with abandoned merger and acquisition and equity financing activities, which increased by approximately $358,000 and an increase in salaries and salary related expenses of approximately $212,000. These increases were partially offset by lower professional fees (i.e. legal, accounting and Section 404 Sarbanes-Oxley Act) of $159,000 and reduced Directors and Officers insurance premiums of approximately $139,000. General and administrative personnel decreased to 30 at December 31, 2005 from 34 at December 31, 2004.

General and administrative expenses increased to $7.8 million in 2004 from $6.7 million in 2003. This increase was primarily attributable to a full year of costs of additional personnel, services and facilities following the acquisition of Vari-L. Salaries and salary related expenses increased by approximately $521,000 in 2004 over 2003, including $191,000 of compensation expense related to employee equity awards. Professional fees (i.e. legal, accounting, financial printing, Section 404 Sarbanes-Oxley Act implementation, D&O insurance) increased by approximately $217,000. Also, general and administrative facility and related costs increased by approximately $162,000. In addition, expenses related to information-technology equipment and the outfitting of our new offices in Broomfield, CO, increased by approximately $113,000 in 2004 compared to 2003.

Amortization of Deferred Stock Compensation. During the years ended December 31, 2005, 2004, and 2003 we recorded amortization of $0, $3,000, and $631,000, respectively, of deferred stock compensation. The deferred stock compensation was fully amortized in the first quarter of 2004.

In-Process Research and Development (IPR&D). In the fourth quarter of 2004, we recorded IPR&D charges of $2.2 million in connection with the acquisition of ISG. Projects that qualify as IPR&D are those that have not yet reached technological feasibility and for which no alternative future use exists.

Amortization of Acquisition-Related Intangible Assets

We recorded amortization of $1.8 million in 2005, $1.5 million in 2004 and $1.2 million in 2003 related to our acquired intangible assets.

See our disclosure under Note 3: “Amortizable Acquisition-Related Intangible Assets” in our Notes to Consolidated Financial Statements set forth below for more information pertaining to the amortization of acquisition-related intangible assets.

Restructuring. In 2005, the Company recorded $56,000 to restructuring, which related to exiting of one of the Company’s facilities, partially offset by proceeds received from subleasing a portion of one of the Company’s previously exited facilities. All of the activities related to the Company’s prior restructurings have been completed, with the exception of $53,000 of cash expenditures related to a noncancelable lease commitment that is expected to be paid over the respective lease term, which ends in the first half of 2006. The $53,000 of remaining accrued restructuring is recorded our consolidated balance sheet in “Accrued compensation and other expenses.”

In the third quarter of 2004, we entered into a sublease for a portion of one of our exited facilities. At that time we expected to receive net proceeds of $98,000 from our sublessee over the remaining term of the lease, which expires in June 2006. Accordingly, we reduced our accrued restructuring liability in the third quarter of 2004 by $98,000. This restructuring liability adjustment was recorded through the same statement of operations line item that was used when the liability was initially recorded, or “Restructuring.”

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

Impairment of investment in GCS. In the fourth quarter of 2004 we concluded that there were indicators of an other than temporary impairment of our investment in GCS and wrote down the value of our investment in GCS by $1.5 million. See our “Critical Accounting Policies and Estimates” section of this MD&A and our Notes to Consolidated Financial Statements for more information pertaining to our investment in GCS.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $196,000 in 2005, $229,000 in 2004 and $383,000 in 2003. The decrease in interest and other income, net in 2005 compared to 2004 is primarily the result of the Company settling a legal dispute, which resulted in settlement and related costs of approximately $202,000. The decrease in net interest and other income in 2004 compared to 2003 was primarily attributable to a reduction in our cash and available-for-sale securities.

Provision for (Benefit from) Income Taxes

We recorded a tax benefit in 2005 of $6,000. The income tax benefit represents income taxes on the earnings of certain foreign subsidiaries reduced by the reversal of previously provided federal and state minimum taxes accrued in prior periods no longer needed. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by the utilization of federal net operating losses and previously provided income taxes no longer needed.

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

As of December 31, 2005, we had deferred tax assets of approximately $37.7 million. We have evaluated the need for a valuation allowance for the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2005, we had no ability to realize our deferred tax assets through carrybacks or available tax planning strategies. Additionally, based on cumulative pre-tax losses we have sustained in the three years ended December 31, 2005 and the current economic uncertainty in our industry that limits our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance in an amount equal to our net deferred tax assets was recorded as of December 31, 2005. The valuation allowance increased by approximately $1.1 million in 2005, decreased by approximately $4.7 million in 2004 and increased by $4.9 million in 2003.

Approximately $5.7 million of the valuation allowance is attributable to acquisition-related items, if and to the extent realized in future periods, will first reduce the carrying value of goodwill, next reduce the carrying value of other long-lived intangible assets of our acquired subsidiary and lastly reduce income tax expense. The valuation allowance also includes approximately $15.6 million of a tax benefit associated with stock option deductions. This amount will be credited to paid-in capital when and if the benefit is realized.

As of December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $69.8 million, which expire beginning in 2019. The Company also has state net operating loss carryforwards of approximately $17.9 million, which expire beginning in 2006. The Company also has federal and California research and development tax credits of $1.3 million and $729,000. The federal research credits will begin to expire in 2011 and the California research credits have no expiration date.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization. As of December 31, 2005, the Company has reviewed the impact of these rules to the utilization of its net operating loss and tax credit carryforwards and currently has the ability to use these carryforwards without limitation. The Company’s ability to use these carryforwards without limitation in the future is subject to change based on the application of these rules in the Internal Revenue Code.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. As of December 31, 2005, we had cash and cash equivalents of $11.3 million and short-term investments of $7.0 million. As of December 31, 2005, our working capital approximated $29.0 million. In addition, we had $800,000 of restricted cash as of December 31, 2005. As of December 31, 2005, we did not have any short-term or long-term debt.

Net cash used in, provided by operating activities

Operating activities provided cash of $7.3 million in 2005, $4.9 million in 2004 and used cash of $6.5 million in 2003. In 2005, the primary sources of cash were net income, as adjusted for non-cash charges for depreciation and amortization and an increase in accounts payable. Uses of cash in 2005 were increases in accounts receivable and inventories and decreases in accrued restructuring.

Our accounts receivable were $888,000 higher at the end of 2005 compared to the end of 2004. The increase in accounts receivable was primarily attributable to the increase in sales in the fourth quarter of 2005 to $19.5 million from $15.1 million in fourth quarter of 2004.

Our days sales outstanding decreased to 55 days in the fourth quarter of 2005 from 66 days in the fourth quarter of 2004. Our DSO’s were positively impacted by collecting a significant amount of the accounts receivable related to the acquisition of ISG and more linear shipments in the fourth quarter of 2005.

Inventories increased to $9.0 million at December 31, 2005 from $8.5 million at December 31, 2004. The increase was primarily attributable to a build in inventory in order to support our increased level of sales as we exited 2005 and based upon our projected first quarter of 2006 shipments.

Our inventory turns increased to 4.8 in the fourth quarter of 2005 from 3.6 in the fourth quarter of 2004. The increase in inventory turns was primarily attributable to an increase in demand for our products and a reduction in inventory acquired from ISG at the end of 2004.

Accounts payable increased to $5.0 million at December 31, 2005 from $3.1 million at December 31, 2004. The increase in accounts payable in 2005 was primarily attributable to an increase in purchasing activity related to builds of broadband and satellite antenna products.

Accrued restructuring decreased to $53,000 at December 31, 2005 from $518,000 at December 31, 2004. Accrued restructuring decreased by $516,000 due to severance payments made to terminated employees and lease commitment payments, adjustments made to our restructuring liability of $38,000, which were partially offset by an $89,000 increase to our restructuring liability in the third quarter of 2005. The $53,000 of remaining accrued restructuring is recorded on our consolidated balance sheet in “Accrued compensation and other expenses.”

Net cash used in investing activities totaled $327,000 in 2005 and $11.5 million in 2004, and net cash provided by investing activities totaled $481,000 in 2003. The use of cash in investing activities in 2005 was for purchases of capital equipment ($1.3 million), partially offset by sales of available-for-sale securities, net. The primary use of cash in investing activities in 2004 was for the purchase of ISG ($6.7 million), purchases of capital equipment ($2.8 million) and the purchase of available-for-sale securities, net ($2.0 million).

As a result of our acquisition of ISG at the end of 2004, additional cash consideration of up to $7,150,000 may become due and payable for the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of any such payments would be due in 2006 if earned, and would be a maximum amount of $1.15 million. Additional payments of up to $3.0 million each may be paid in 2007 and 2008. As discussed in Note 8: “Contingencies” in our Notes to Consolidated Financial Statements set forth below, at December 31, 2005 we determined it to be probable that the full earn-out of $1.15 million related to the year ended December 31, 2005 would be paid in 2006. Accordingly, we accrued for the expected payment of the earn-out on our consolidated balance sheet in “Accrued compensation and other expenses” and correspondingly increased goodwill by $1.15 million.

In 2003 we used cash of approximately $7.6 million related to our acquisition of Vari-L.

The capital expenditures of $1.3 million in 2005 referred to above primarily related to additional automation equipment for our Broomfield, Colorado manufacturing facility and mask set purchases related to the production releases of a number of new products in 2005. The capital expenditures of $2.8 million in 2004 were primarily related to capital expenditures factory automation equipment for the plant in Broomfield. We expect that our capital expenditures for 2006 will increase from 2005 as we continue to invest in manufacturing equipment and production mask sets.

Cash provided by financing activities totaled $1.8 million for 2005 compared to $1.6 million in 2004 and $624,000 in 2003. The major financing inflow of cash in all three years was related to proceeds from employee stock plans. The major financing use of cash in all three years was for principal payments on capital lease obligations. As of December 31, 2005, we did not have any capital lease obligations. We expect cash provided by employee stock plans in 2006 to be higher than 2005, however, this number can vary widely depending on the price of our stock and the cash needs of our employees.

Our pending acquisition of PDI is expected to close in the second quarter of 2006, and we expect to pay $14.0 million in cash to the PDI shareholders at closing, and also to issue them promissory notes with an aggregate principal amount of $6.0 million, bearing 5% simple interest per annum paid monthly and maturing in one year. We expect to pay these amounts from our current cash and investments and cash generated from our future operations. The PDI acquisition will significantly reduce our cash and investments in the quarter in which the transaction closes and the quarter in which the notes are repaid.

Based on current macro-economic conditions and conditions in the commercial communications, consumer and A&D equipment markets, the current company structure and plans for the acquisition of PDI and our current outlook for 2006, we expect that we will be able to fund our working capital and capital expenditure needs from the cash generated from operating and financing activities for at least the next 12 months. Other sources of liquidity that may be available to us are the leasing of capital equipment, a line of credit at a commercial bank, or the sale of our securities. The issuance of any additional shares would result in dilution to our existing stockholders. If we draw on the other sources of liquidity and capital resources noted above to grow our business, execute our operating plans, or acquire complementary technologies or businesses, it could result in increased expense and lower profitability.

Contractual Obligations

As of December 31, 2005, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments	$1,969	$1,095	$874	$—	$—
Additional cash consideration related to the acquisition of ISG Broadband, Inc.	$1,150	$1,150	$—	$—	$—

Unconditional purchase obligations	$617	$617	$—	$—	$—

Total (1)	$3,736	$2,862	$874	$—	$—

(1)	Total does not include certain purchase obligations as discussed in the three paragraphs immediately below.

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

The total indicated in the table above does not include $14.0 million in cash and $6.0 million in promissory notes to be issued to shareholders of PDI pursuant to the Agreement and Plan of Merger related to our proposed acquisition of PDI dated February 4, 2006. It also does not include any earn-out payments related to our 2004 acquisition of ISG that may subsequently become payable in 2007 and 2008 if contractually earned.

We expect to fund these commitments with cash and cash equivalents and short-term investments on hand, cash flows from operations and cash flows from financing activities. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different depending on the time of receipt of goods, changes to agreed-upon amounts for some obligations and the closing of the transaction with PDI.

Off-Balance-Sheet Arrangements

As of December 31, 2005 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. In the first quarter of 2006, the Company began to apply the modified prospective recognition method and implemented the provisions of SFAS No. 123(R). The modified prospective method requires that compensation expense be recorded for all unvested stock options commencing January 1, 2006. We are currently evaluating the requirements of SFAS 123(R) and expect that the adoption of SFAS 123(R) will significantly reduce our net income and earnings per share in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Although 75% of our sales were to non-U.S. based customers and distributors in 2005, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. We expect sales into foreign markets to continue at current levels or increase in future periods, particularly in Europe and Asia. Because Sirenza’s sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make its products less competitive in foreign markets. Alternatively, if the U.S. dollar were to weaken, it would make our products more competitive in foreign markets, but could result in higher prices from our foreign vendors.

At December 31, 2005, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States. We did not hold any derivative financial instruments. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, assuming that our cash and available-for-sale investments balance at December 31, 2005 remains unchanged, a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $182,000.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation, and may not prevent or detect all misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included on page 30 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sirenza Microdevices, Inc.

We have audited the accompanying consolidated balance sheets of Sirenza Microdevices, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index as Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirenza Microdevices, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sirenza Microdevices Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion thereon.

Denver, Colorado	/s/ Ernst & Young LLP
March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sirenza Microdevices, Inc.

We have audited management’s assessment, included in Item 8 in Management’s Report on Internal Control Over Financial Reporting, that Sirenza Microdevices, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sirenza Microdevices, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sirenza Microdevices, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sirenza Microdevices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirenza Microdevices, Inc. as of December 31, 2005, and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 13, 2006, expressed an unqualified opinion thereon.

Denver, CO	/s/ Ernst & Young LLP
March 13, 2006

SIRENZA MICRODEVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,266	$2,440
Short-term investments	6,979	8,000
Accounts receivable, net	11,856	10,968
Inventories	8,961	8,496
Other current assets	1,338	674

Total current assets	40,400	30,578
Property and equipment, net	6,013	8,273
Investment in GCS	3,065	3,065
Other non-current assets	1,515	1,426
Acquisition-related intangibles, net	5,083	6,921
Goodwill	6,413	5,631

Total assets	$62,489	$55,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,999	$3,136
Accrued compensation and other expenses	4,822	3,558
Accrued acquisition costs	586	779
Deferred margin on distributor inventory	950	1,069
Capital lease obligations, current portion	—	56

Total current liabilities	11,357	8,598
Other long-term liabilities	391	18
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares - 5,000,000 at December 31, 2005 and 2004
Issued and outstanding shares - none at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value:
Authorized shares - 200,000,000 at December 31, 2005 and 2004
Issued and outstanding shares – 36,551,690 and 35,400,456 at December 31, 2005 and 2004	37	35
Additional paid-in capital	138,660	136,579
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive loss	(65)	(53)
Accumulated deficit	(87,726)	(89,118)

Total stockholders’ equity	50,741	47,278

Total liabilities and stockholders’ equity	$62,489	$55,894

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net revenues	$64,178	$61,256	$38,510
Cost of revenues:
Cost of product revenues	35,522	31,375	21,246
Amortization of deferred stock compensation	—	—	90

Total cost of revenues	35,522	31,375	21,336

Gross profit	28,656	29,881	17,174
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $0, $2, and $64 for the years ended December 31, 2005, 2004 and 2003, respectively)	10,104	8,963	8,611
Sales and marketing (exclusive of amortization of deferred stock compensation of $0, $1, and $173 for the years ended December 31, 2005, 2004 and 2003, respectively)	7,372	7,779	6,365
General and administrative (exclusive of amortization of deferred stock compensation of $0, $0, and $304 for the years ended December 31, 2005, 2004 and 2003, respectively)	8,096	7,795	6,696
Amortization of deferred stock compensation	—	3	541
Acquired in-process research and development	—	2,180	—
Amortization of acquisition-related intangible assets	1,838	1,538	1,213
Restructuring	56	(98)	434
Impairment of investment in GCS	—	1,535	—

Total operating expenses	27,466	29,695	23,860

Income (loss) from operations	1,190	186	(6,686)
Interest expense	4	14	39
Interest and other income (expense), net	200	243	422

Income (loss) before income taxes	1,386	415	(6,303)
Provision for (benefit from) income taxes	(6)	135	(125)

Net income (loss)	$1,392	$280	$(6,178)

Basic net income (loss) per share	$0.04	$0.01	$(0.19)

Diluted net income (loss) per share	$0.04	$0.01	$(0.19)

Shares used to compute basic net income (loss) per share	35,828	34,593	32,383

Shares used to compute diluted net income (loss) per share	37,803	37,448	32,383

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	30,006,632	$30	$128,939	$(772)	$—	$(83,220)	$44,977
Forfetiture of deferred stock compensation	—	—	(138)	138	—	—	—
Amortization of deferred stock compensation	—	—	—	631	—	—	631
Common stock issued under employee stock plans	848,937	1	1,110	—	—	—	1,111
Shares issued in connection with acquisition	3,254,657	3	4,629	—	—	—	4,632
Net loss and comprehensive net loss	—	—	—	—	—	(6,178)	(6,178)

Balance at December 31, 2003	34,110,226	34	134,540	(3)	—	(89,398)	45,173
Components of comprehensive income:
Net income	—	—	—	—	—	280	280
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(53)	—	(53)

Total comprehensive income							227
Amortization of deferred stock compensation	—	—	—	3	—	—	3
Common stock issued under employee stock plans	1,290,230	1	1,683	—	—	—	1,684
Compensation expense related to employee equity awards	—	—	191	—	—	—	191

Balance at December 31, 2004	35,400,456	35	136,414	—	(53)	(89,118)	47,278
Components of comprehensive income:
Net income	—	—	—	—	—	1,392	1,392
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(12)	—	(12)

Total comprehensive income							1,380
Common stock issued under employee stock plans, net of tax benefit of $22	1,151,234	2	1,895	—	—	—	1,897
Compensation expense related to employee equity awards	—	—	186	—	—	—	186

Balance at December 31, 2005	36,551,690	$37	$138,495	$—	$(65)	$(87,726)	$50,741

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating Activities
Net income (loss)	$1,392	$280	$(6,178)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,870	5,833	4,916
Amortization of deferred stock compensation	—	3	631
Acquired in-process research and development	—	2,180	—
Impairment of investment in GCS	—	1,535	—
Compensation expense related to employee equity awards	186	191	—
Other	38	32	(112)
Changes in operating assets and liabilities:
Accounts receivable	(888)	(1,592)	(4,059)
Inventories	(274)	(1,420)	(1,760)
Other assets	(198)	414	256
Accounts payable	1,860	(1,669)	1,957
Accrued expenses	(72)	(273)	(210)
Accrued restructuring	(461)	(679)	(966)
Deferred margin on distributor inventory	(119)	27	(986)

Net cash provided by (used in) operating activities	7,334	4,862	(6,511)
Investing Activities
Purchases of available-for-sale securities	(15,091)	(32,500)	(21,500)
Proceeds from sales/maturities of available-for-sale securities	16,100	30,461	33,507
Purchases of property and equipment	(1,336)	(2,755)	(3,042)
Proceeds from the sale of property and equipment	—	—	112
Purchase of Xemod, net of cash received	—	—	28
Vari-L loans and acquisition costs, net of amounts accrued	—	—	—
Purchase of Vari-L, net of amounts accrued	—	—	(7,624)
Purchase of ISG, net of cash received and acquisition costs accrued	—	(6,715)	—
Increase in restricted cash	—	—	(1,000)

Net cash provided by (used in) investing activities	(327)	(11,509)	481

Financing Activities
Principal payments on capital lease obligations	(56)	(65)	(487)
Proceeds from employee stock plans	1,875	1,684	1,111

Net cash provided by financing activities	1,819	1,619	624
Increase/(decrease) in cash and cash equivalents	8,826	(5,028)	(5,406)
Cash and cash equivalents at beginning of period	2,440	7,468	12,874

Cash and cash equivalents at end of period	$11,266	$2,440	$7,468

Supplemental disclosures of cash flow information
Cash paid for interest	$4	$14	$39
Cash recovered (paid) for income taxes	$45	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Non-cash adjustments to goodwill, including ISG earn-out accrual	$782	$—	$—
Capitalized and accrued PDI acquisition costs	$589	$—	$—
Reclassification of property and equipment and other	$455	$—	$—
Net book value of property and equipment disposed of	$—	$90	$—
Common stock issued in connection with Vari-L acquisition	$—	$—	$4,632
Assumption of Vari-L loan receivable	$—	$—	$3,417
Forfeiture of deferred stock compensation	$—	$—	$138

See accompanying notes.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

The Company, which is incorporated in Delaware, is a leading designer and supplier of high performance radio frequency (RF) components for the commercial communications, consumer and aerospace and defense (A&D) equipment markets. The Company’s products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. We sell our products worldwide through a direct sales channel and a distribution sales channel. A substantial portion of our direct sales and sales through our distributors are to international customers. For our IC products, we outsource our wafer manufacturing and packaging and then perform final testing and tape and reel assembly at our Colorado manufacturing facility. We manufacture, assemble and test most of our MCMs at our manufacturing facility in Colorado. We currently outsource a portion of our manufacturing and testing function to foreign subcontractors, and may increasingly do so where economically attractive.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency for its foreign wholly owned subsidiaries in Canada and the United Kingdom and its representative offices in China and India. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates and revenues and expenses are remeasured at average exchange rates in effect during the period. Transaction gains and losses resulting from the process of remeasurement were not material in any period presented.

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

Advertising Expenses

The Company expenses its advertising costs in the period in which they are incurred. Advertising expense was $207,000 in 2005, $222,000 in 2004, and $247,000 in 2003.

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

Available-for-sale investments at December 31, 2005 and 2004 were as follows (in thousands):

	December 31, 2005			December 31, 2004
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$7,251	$—	$7,251	$2,166	$—	$2,166
Federal agency and related securities	11,641	(65)	11,576	9,053	(53)	9,000

	$18,892	$(65)	$18,827	$11,219	$(53)	$11,166

Amount included in cash equivalents	$11,047	$1	$11,048	$2,166	$—	$2,166
Amount included in short-term investments	7,045	(66)	6,979	8,053	(53)	8,000
Amount included in restricted cash	800	—	800	1,000	—	1,000

	$18,892	$(65)	$18,827	$11,219	$(53)	$11,166

The amortized cost and estimated fair value of investments in available-for-sale debt securities as of December 31, 2005 and 2004, by contractual maturity, were as follows (in thousands):

	December 31, 2005		December 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in 1 year or less	$18,892	$18,827	$5,182	$5,164
Due in 1-2 years	—	—	6,037	6,002

Total investments in available-for-sale debt securities	$18,892	$18,827	$11,219	$11,166

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

Accounts receivable are primarily derived from revenue earned from customers located in the United States, Europe and Asia. Sales to foreign customers are denominated in U.S. dollars, minimizing currency risk to the Company. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Due to the Company’s credit evaluation and collection process, bad debt expenses have not been significant however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers could have a material adverse effect on the Company’s results of operations. At December 31, 2005 two customers with worldwide operations accounted for 14% and 13% of gross accounts receivable, respectively. Fair values of accounts receivable approximate cost due to the short period of time to collection.

A relatively small number of customers account for a significant percentage of the Company’s net revenues. For the year ended December 31, 2005, two customers accounted for approximately 13% and 11% of net revenues, respectively. Additionally, for the year ended December 31, 2005, the Company’s top ten customers accounted for approximately 70% of net revenues. For the year ended December 31, 2004, four customers accounted for approximately 17%, 14%, 13% and 11% of net revenues, respectively. Additionally, for the year ended December 31, 2004, the Company’s top ten customers accounted for approximately 79% of net revenues. For the year ended December 31, 2003, two customers accounted for approximately 16% and 12% of net revenues, respectively. Additionally, for the year ended December 31, 2003, the Company’s top ten customers accounted for approximately 80% of net revenues. The Company expects that the sale of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future.

Currently, the Company relies on a limited number of suppliers of materials and labor for the significant majority of its Amplifier division product inventory but is pursuing alternative suppliers. In addition, the Company relies on one manufacturing partner to produce all of its satellite radio antennae and a significant majority of its broadband products. As a result, should the Company’s current suppliers or manufacturing partner not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

Concentrations of Other Risks

The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both domestic and international; economic conditions specific to the communications and A&D industries, in particular the communications infrastructure markets; demand for the Company’s products; the ability of the Company to mitigate downward pricing pressure related to the products it sells; the timely introduction of new products; the ability to manufacture reliable, high-quality products efficiently; manufacturing capacity; the ability to safeguard intellectual property and secure patents in a rapidly evolving market; and reliance on wafer fabrication and assembly subcontractors, distributors and sales representatives. As a result, the Company experiences substantial period-to-period fluctuations.

Accounts Receivable

The Company’s allowance for doubtful accounts was $102,000 at December 31, 2005 and $106,000 at December 31, 2004.

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

The Company sold previously written-down inventory products with an original cost basis of approximately $259,000, $722,000, and $1.4 million in 2005, 2004 and 2003, respectively. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories increased the Company’s gross margin for the year ended December 31, 2005 by less than one percentage point. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations. As of December 31, 2005, the balance of written-down inventory products for our historical Amplifier division products was approximately $2.7 million.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	December 31,
	2005	2004
Raw materials	$3,740	$4,756
Work-in-process	1,422	1,474
Finished goods	3,799	2,266

	$8,961	$8,496

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the following estimated useful lives: machinery and equipment, 2 – 5 years; computer equipment and software, 2 – 5 years; furniture and fixtures, 3 – 7 years; vehicles, 3 years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. Our most significant facility lease in Broomfield, Colorado expires in 2008 and provides the Company with an option to extend the lease for an additional five years through 2013. We are amortizing our Broomfield, Colorado leasehold improvements over the initial term of the lease, which is scheduled to conclude in 2008.

Property and equipment are as follows (in thousands):

	December 31,
	2005	2004
Machinery and equipment	$19,058	$17,952
Computer equipment and software	2,701	2,588
Furniture and fixtures	1,111	1,107
Vehicles	47
Leasehold improvements	3,651	2,635

Total	26,568	24,282
Less accumulated depreciation and amortization	20,555	16,009

	$6,013	$8,273

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

The Company conducted its annual goodwill impairment analysis in the third quarters of 2005, 2004 and 2003 and concluded its goodwill was not impaired in any of those periods.

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

Pro forma information regarding net income (loss) and net income (loss) per share is required under SFAS 123 and is calculated as if the Company had accounted for its employee and director stock options (including shares issued under the Employee Stock Purchase Plan) granted subsequent to December 31, 1994, under the fair value method of SFAS 123. The fair value of options granted in 2005, 2004 and 2003 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options	2005	2004	2003
Expected life (in years)	5.09	4.97	4.78
Risk-free interest rate	3.9%	3.4%	3.0%
Volatility	1.10	1.21	1.32
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan Shares	2005	2004	2003
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	3.3%	1.5%	1.1%
Volatility	0.62	0.71	1.07
Dividend yield	0%	0%	0%

As discussed above, the valuation models used under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee and director options granted during 2005, 2004 and 2003 was $3.32, $4.05, and $1.87 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2005, 2004, and 2003 was $0.99, $0.93, and $0.98, respectively.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation, Transition and Disclosures” (SFAS 148). For purposes of this pro-forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods and the tax effect of stock-based employee compensation expense is zero.

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003
Net income (loss) - as reported	$1,392	$280	$(6,178)
Add: Stock-based employee compensation expense, included in the determination of net income (loss) as reported, net of related tax effects	186	194	631
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(8,283)	(6,058)	(5,642)

Pro forma net loss	$(6,705)	$(5,584)	$(11,189)

Net income (loss) per share:
Basic and diluted - as reported	$0.04	$0.01	$(0.19)

Basic and diluted - pro forma	$(0.19)	$(0.16)	$(0.35)

Effective August 12, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerated vesting of certain unvested and “out-of-the-money” stock options issued on October 22, 2004 to current employees and executive officers of the company. The members of the Company’s Board of Directors, including the Company’s Chief Executive Officer, did not receive any acceleration of vesting as part of this action. As a result of the vesting acceleration, options to purchase approximately 588,000 shares of the Company’s common stock at an exercise price of $4.58 per share have become immediately exercisable. These options would otherwise have vested in annual and monthly increments through 2008. The decision to accelerate unvested options was made primarily to reduce compensation expense that might be recorded in future periods under SFAS No. 123(R). The impact of the acceleration is included in the determination of pro forma net loss for the year ended December 31, 2005 in the table above.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. In the first quarter of 2006, the Company began to apply the modified prospective recognition method and implemented the provisions of SFAS No. 123(R). The modified prospective method requires that compensation expense be recorded for all unvested stock options commencing January 1, 2006. We are currently evaluating the requirements of SFAS 123(R) and expect that the adoption of SFAS 123(R) will significantly reduce our net income and earnings per share in future periods.

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

The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows (in thousands):

	2005	2004	2003
Weighted average common shares outstanding	35,828	34,593	32,383
Dilutive effect of employee stock options and awards	1,975	2,855	—

Weighted average common shares outstanding, assuming dilution	37,803	37,448	32,383

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. For 2005, approximately 1.5 million of the Company’s stock options were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive (455,000 in 2004). These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.

The effects of options to purchase 4,965,171 shares of common stock at average exercise prices of $1.91 for the year ended December 31, 2003 have not been included in the computation of diluted net income (loss) per share as the effect would have been antidilutive.

3. Amortizable Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets aggregated $1.8 million, $1.5 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The amortization of acquisition-related intangible assets in the years ended December 31, 2005 and 2004 included amortization associated with the Company’s acquisitions of Vari-L, Xemod and ISG. The amortization of acquisition-related intangible assets in the year ended December 31, 2003 included amortization associated with the Company’s acquisitions of Vari-L and Xemod. Acquisition-related intangible assets related to the ISG acquisition are being amortized over the periods in which the economic benefits of such assets are expected to be used. Acquisition-related intangible assets related to the Vari-L and Xemod acquisitions are being amortized on a straight-line basis, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The Company’s acquisition-related intangible assets were as follows (in thousands, except weighted average amortization period data):

	December 31, 2005				December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (in months)
Amortizable acquisition-related intangible assets:
Developed Product Technology	$6,810	$2,793	$4,017	66	$6,810	$1,515	$5,295	66
Customer Relationships	970	921	49	34	970	546	424	34
Core Technology Leveraged	860	18	842	60	860	—	860	60
Patented Core Technology	700	525	175	53	700	375	325	53
Committed Customer Backlog	310	310	—	12	310	310	—	12
Internal Use Software	70	70	—	36	70	53	17	36

Total	$9,720	$4,637	$5,083	60	$9,720	$2,799	$6,921	60

As of December 31, 2005, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years is as follows (in thousands):

2006	$1,797
2007	1,609
2008	1,227
2009	318
2010	132

$5,083

4. Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2005 are as follows (in thousands):

	Amplifier Division	Signal Source Division	Aerospace & Defense Division	Total
Balance as of December 31, 2004	$2,120	$2,984	$527	$5,631
Goodwill adjustments	782	—	—	782

Balance as of December 31, 2005	$2,902	$2,984	$527	$6,413

The Amplifier division goodwill adjustments above primarily relate to the accrual of $1.15 million for the 2005 ISG earn-out in the third quarter of 2005, partially offset by reductions in inventory valuation reserves. Prior to the closing of the ISG acquisition, ISG had recorded an inventory valuation reserve of approximately $358,000 for the excess of cost over estimated net realizable value related to certain inventory products that were to be used for a specific application for which ISG was not qualified by the customer to manufacture such products. In the second quarter and third quarters of 2005, the Company was able to sell $349,000 of this inventory and as a result, reduced its inventory valuation reserve and goodwill accordingly.

5. Investment in GCS

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

The Company regularly evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. There is no public market for securities of GCS, and the factors mentioned above require management to make significant judgments about the fair value of the GCS securities.

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

The Company purchased materials used in production and research and development from GCS in 2005, 2004 and 2003 totaling $608,000, $632,000 and $374,000, respectively.

6. Restricted Cash

The Company entered into a facility lease in Broomfield, Colorado in 2003 that required the Company to maintain a $1.0 million irrevocable letter of credit as a security deposit. On the second anniversary of the commencement date of the lease (June 1, 2005), and in each succeeding anniversary, provided that no event of default exists, the letter of credit may be reduced by $200,000. The letter of credit was reduced by $200,000 in June of 2005 with the remaining $800,000 included on our consolidated balance sheet as “Other non-current assets”.

7. Commitments

The Company leases its facilities under operating lease agreements, which expire at various dates through 2008. Our lease in Broomfield, Colorado has an option to extend the lease in 2008 for an additional five years. If the Company elects not to extend the lease, it may be subject to an early termination penalty of $775,000, subject to negotiation. Based on current commercial real estate market conditions in the Broomfield, Colorado area, we believe that we may be able to renegotiate the terms of the lease on more favorable terms in the event we chose not to renew. Future minimum lease payments under these leases as of December 31, 2005 are as follows (in thousands):

2006	$1,095
2007	665
2008	209

$1,969

Rent expense under the operating leases was $1.2 million for the year ended December 31, 2005 and $1.3 million for each of the years ended December 31, 2004 and 2003, respectively.

Unconditional Purchase Obligations

The Company has unconditional purchase obligations to certain suppliers that supply the Company’s wafer requirements. Because the products the Company purchases are unique to it, its agreements with these suppliers prohibit cancellation subsequent to the production release of the products in its suppliers’ manufacturing facilities, regardless of whether the Company’s customers cancel orders. At December 31, 2005, the Company had approximately $617,000 of unconditional purchase obligations.

8. Contingencies

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. In addition, we do not believe the ultimate outcome will have a material adverse impact on our results of operations or financial condition.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Even though we believe Mini-Circuits’ claims to be without merit and we intend to defend the case and assert our claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of December 31, 2005. Even if we are entirely successful in the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

As of December 31, 2005, the Company determined it to be probable that the full earn-out of $1.15 million related to the year ended December 31, 2005 would be paid. Accordingly, the Company has accrued for the expected payment of the earn-out on its consolidated balance sheet in “Accrued compensation and other expenses” and correspondingly increased goodwill by $1.15 million.

The range of possible payment is as follows (in thousands):

	Possible Payment Range
Earn-out Period	Low End of Range	High End of Range
Year ending December 31, 2005	$1,150	$1,150
Year ending December 31, 2006	$—	$3,000
Year ending December 31, 2007	$—	$3,000

	$1,150	$7,150

9. Restructuring Activities

All of the activities related to the Company’s prior restructurings have been completed, with the exception of $53,000 of cash expenditures related to a noncancelable lease commitment that is expected to be paid over the respective lease term, which ends in the first half of 2006. The $53,000 of remaining accrued restructuring is recorded our consolidated balance sheet in “Accrued compensation and other expenses.”

10. Stockholders’ Equity

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

Stock Option Plan

In January 1998, the Company established the 1998 Stock Plan (the 1998 Plan) under which stock options may be granted to employees, directors and consultants of the Company. In 2000, the Board of Directors approved an amendment and restatement of the 1998 Plan to, among other things, provide for automatic increases on the first day of each of the Company’s fiscal years beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. A total of 1,062,013, 1,023,306 and 900,198 shares were authorized for issuance under the 1998 Plan in 2005, 2004 and 2003, respectively, representing 3% of the outstanding shares on January 1, 2005, 2004 and 2003, respectively. The shares may be authorized, but unissued, or reacquired Common Stock.

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

Rights to purchase restricted stock and other types of equity awards may also be granted under the 1998 Plan with terms, conditions, and restrictions determined by the Board of Directors. Restricted stock purchase rights, or stock awards, are typically granted at an exercise price equal to the par value of the underlying stock ($0.001 per share) and are subject to a right of reacquisition by the Company at cost or for no consideration. This right of reacquisition then lapses over a period of time following the grant date based on continued service to the Company by the grantee, in a process similar to an option vesting. While vesting rates for the Company’s stock awards vary, the basic vesting schedule for new employee grants is for one-third of the stock subject to the award to vest on each anniversary of the grant date, such that the award is fully-vested after 3 years.

In 2005, the Company granted stock awards for an aggregate of 170,150 shares of restricted common stock to employees under the 1998 Plan. The stock awards were granted at an exercise price of par value ($0.001) per share and vest over a period of two to three years. The Company measured the fair value of the stock awards based upon the fair market value of the Company’s common stock on the dates of grant. Compensation cost estimated to be $351,000 will be recognized on a straight-line basis over the vesting period of the stock awards. The Company assumed a 12.5% forfeiture rate in estimating the total compensation expense that will be recorded related to stock awards granted in 2005. Total compensation cost recorded in 2005 was $186,000.

In the second quarter of 2004, the Company granted stock awards for 100,000 shares of restricted common stock to an employee under the 1998 Plan. The stock awards were granted at an exercise price of par value ($0.001) per share and vest on a cliff basis, three years from the date of grant. However, fifty percent (50%) of the stock awards immediately vest in the event that the closing trading price of the Company’s Common Stock on The Nasdaq National Market is greater than or equal to $6.396 for five consecutive trading days. The Company measured the fair value of the stock awards based upon the fair market value of the Company’s common stock on the date of grant. Compensation cost of $382,900 will be recognized on a straight-line basis over the vesting period of the stock awards, or sooner, to the extent vesting accelerates. In the fourth quarter of 2004, the Company’s stock price exceeded $6.396 for five consecutive trading days resulting in the acceleration of vesting of the stock awards. As a result, the Company recorded compensation cost of approximately $154,000 in the fourth quarter of 2004 as general and administrative expenses. Total compensation cost recorded in 2004 was $191,000.

The following is a summary of option and employee stock award activity for the 1998 Plan:

	Outstanding Stock Options
	Shares Available		Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2002		2,862,242	2,292,339	$ 0.92 – $29.88	$2.43
Authorized		900,198	—	$ —	$—
Granted		(3,986,416)	3,986,416	$ 1.34 – $4.98	$1.67
Exercised		—	(433,988)	$ 0.92 – $4.79	$1.34
Cancellations, forfeitures and repurchases		879,596	(879,596)	$0.92 – $29.88	$2.46

Balance at December 31, 2003		655,620	4,965,171	$0.92 – $17.75	$1.91
Authorized		1,023,306	—	$ —	$—
Granted		(1,333,550)	1,333,550	$ 0.001 - $7.280	$4.45
Exercised		—	(632,354)	$0.001 - $4.76	$1.17
Cancellations, forfeitures and repurchases		94,798	(94,798)	$ 1.34 - $1.79	$1.58

Balance at December 31, 2004		440,174	5,571,569	$1.15 - $17.75	$2.61
Authorized		1,062,013	—	$ —	$—
Granted		(374,900)	374,900	$0.001 - $6.56	$2.17
Exercised		—	(824,150)	$0.001 - $4.58	$1.32
Cancellations, forfeitures and repurchases	(1)	626,274	(624,774)	$0.001 - $7.75	$3.71

Balance at December 31, 2005		1,753,561	4,497,545	$1.15 - $17.75	$2.66

(1)	Includes 1,500 non-vested stock awards that were exercised and subsequently repurchased.

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.15 - $1.41	1,400,187	7.21	$1.34	1,101,176	$1.34
$1.42 - $1.90	1,449,289	6.30	$1.58	1,043,220	$1.57
$1.91 - $4.00	332,605	7.16	$3.59	165,072	$3.60
$4.01 - $4.58	752,339	8.74	$4.50	602,964	$4.56
$4.59 - $5.79	493,500	8.17	$5.36	270,413	$5.32
$5.80 - $17.75	69,625	6.20	$8.11	49,625	$8.92

$1.15 - $17.75	4,497,545	7.26	$2.66	3,232,470	$2.58

Employee Stock Purchase Plan

In February 2000, the Company’s Board of Directors and Stockholders approved and established the 2000 Employee Stock Purchase Plan (the Employee Stock Purchase Plan). The Employee Stock Purchase Plan provides for an automatic annual increase on the first day of each of the Company’s fiscal years beginning January 1, 2001 equal to the lesser of 350,000 shares, 1% of the outstanding Common Stock on that date, or a lesser amount as determined by the Board. A total of 350,000, 341,102 and 300,066 shares were authorized for issuance under the Employee Stock Purchase Plan in 2005, 2004 and 2003, respectively, representing approximately 1% of the outstanding shares on January 1, 2005, 2004 and 2003, respectively. Under the Employee Stock Purchase Plan through November 15, 2005, eligible employees may purchase shares of the Company’s common stock at 85% of fair market value at specific, predetermined dates. Employees purchased 328,584 and 657,876 shares for approximately $789,000 and $942,000 in 2005 and 2004, respectively. On October 27, 2005, in response to the upcoming effectiveness date of Financial Accounting Standards Board Statement No. 123(R) Share-Based Payment, the Compensation Committee of the Board of Directors of the Company approved an amendment to the Company’s Employee Stock Purchase Plan which provides, among other things, that after November 15, 2005, the price at which employees purchase shares of Company Common Stock under the Employee Stock Purchase Plan shall be equal to 95% of the fair market value per share on the last day of each purchase period under the plan.

Shares of Common Stock reserved for future issuance are as follows:

	December 31,
	2005	2004
1998 Stock Plan	6,251,106	6,011,743
2000 Employee Stock Purchase Plan	35,862	14,446

	6,286,968	6,026,189

In connection with the grant of stock options to employees prior to the Company’s initial public offering, the Company recorded deferred stock compensation within stockholders’ equity of approximately $681,000 in 2000 and $4.5 million in 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. During the years ended December 31, 2005, 2004 and 2003, the Company amortized $0, $3,000 and $631,000, respectively, of this deferred stock compensation. All of this deferred stock compensation has been amortized as of December 31, 2005.

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

Contributions to the Plan during the year ended December 31, 2005, 2004 and 2003 were approximately $325,000, $317,000 and $240,000, respectively.

12. Income Taxes

The Company’s income (loss) before taxes consisted of the following (in thousands):

	December 31,
	2005	2004	2003
Domestic	$1,298	$343	$(6,672)
Foreign	88	72	369

	$1,386	$415	$(6,303)

The Company’s provision for (benefit from) income taxes for the years ended December 31, 2005, 2004 and 2003 are summarized as follows (in thousands):

	December 31,
	2005	2004	2003
Current:
Federal	$(43)	$83	$—
State	(9)	27	—
Foreign	46	25	(125)

Provision for (benefit from) income taxes	$(6)	$135	$(125)

A reconciliation of taxes computed at the federal statutory income tax rate to the provision (benefit) for income taxes is as follows (in thousands):

	December 31,
	2005	2004	2003
U.S. federal tax provision (benefit) at statutory rate	$485	$145	$(2,206)
State income taxes, net	(6)	17	—
Foreign taxes	46	25	(125)
Reversal of previously provided taxes	(94)	—	—
Valuation allowance	(460)	(75)	1,969
Amortization of deferred stock compensation	—	1	221
Other	23	22	16

	$(6)	$135	$(125)

Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$25,152	$24,001
Accruals and reserves	2,647	3,037
Deferred margin on distribution inventory	370	417
Tax credits	1,809	1,840
Capitalization of R&D expenses	3,693	3,862
Book over tax depreciation and amortization	1,978	1,399
Impairment of investment in GCS	1,730	1,730
Other	279	380

Total deferred tax assets	37,658	36,666
Valuation allowance	(37,592)	(36,534)

Gross deferred tax assets	66	132
Deferred tax liabilities:
Acquisition-related items	(66)	(132)

Total deferred tax liabilities	(66)	(132)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2005, the Company had deferred tax assets of approximately $37.7 million. The Company has evaluated the need for a valuation allowance for the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2005, the Company had no ability to realize its deferred tax assets through carrybacks or available tax planning strategies. Additionally, based on cumulative pre-tax losses the Company has sustained in the three years ended December 31, 2005 and the current economic uncertainty in the Company’s industry that limits the Company’s ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance was recorded as of December 31, 2005. The valuation allowance increased by approximately $1.1 million in 2005, decreased by approximately $4.7 million in 2004 and increased by approximately $4.9 million in 2003.

Approximately $5.7 million of the valuation allowance was attributable to acquisition-related items that, if and to the extent realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of the Company’s acquired subsidiary and then income tax expense. The valuation allowance also includes approximately $15.6 million of a tax benefit associated with stock option deductions. This amount will be credited to paid-in capital when and if the benefit is realized.

As of December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $69.8 million, which expire beginning in 2019. The Company also has state net operating loss carryforwards of approximately $17.9 million, which expire beginning in 2006. The Company also has federal and California research and development tax credits of $1.3 million and $729,000. The federal research credits will begin to expire in 2011 and the California research credits have no expiration date.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization. As of December 31, 2005, the Company has reviewed the impact of these rules to the utilization of its net operating loss and tax credit carryforwards and currently has the ability to use these carryforwards without limitation. The Company’s ability to use these carryforwards without limitation in the future is subject to change based on the application of these rules in the Internal Revenue Code.

13. Comprehensive Income

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	December 31,
	2005	2004	2003
Net income (loss)	$1,392	$280	$(6,178)
Change in net unrealized loss on available-for-sale securities	(12)	(53)	—

Total comprehensive income (loss)	$1,380	$227	$(6,178)

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	December 31,
	2005	2004
Accumulated net unrealized loss on available-for-sale securities	$(65)	$(53)

Total accumulated other comprehensive loss	$(65)	$(53)

14. Segments of an Enterprise and Related Information

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

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. There are no intersegment sales. Non-segment items include certain corporate manufacturing expenses, advanced research and development expenses, certain sales expenses, certain general and administrative expenses, amortization of deferred stock compensation, amortization of acquisition related intangible assets, acquired in-process research and development charges, restructuring, GCS impairment charges, interest income and other, net, interest expense, and the provision for (benefit from) income taxes, as the aforementioned items are not allocated for purposes of the CODM’s reportable segment review. Assets and liabilities are not discretely reviewed by the CODM, and accordingly are not detailed by segment below.

	Amplifier Division	Signal Source Division	A&D Division	Total Segments	Non-Segment Items	Total Company
	(in thousands)
For the year ended December 31, 2005
Net revenues from external customers	$36,469	$24,530	$3,179	$64,178	—	$64,178
Operating income (loss)	$8,585	$8,522	$161	$17,268	$(16,078)	$1,190
For the year ended December 31, 2004
Net revenues from external customers	$28,778	$28,389	$4,089	$61,256	—	$61,256
Operating income (loss)	$9,927	$8,908	$1,034	$19,869	$(19,683)	$186
For the year ended December 31, 2003
Net revenues from external customers	$23,735	$12,822	$1,953	$38,510	—	$38,510
Operating income (loss)	$1,128	$781	$736	$2,645	$(9,331)	$(6,686)

The segment information above has been restated to reflect the change in the number the Company’s segments from two to three in the first quarter of 2005. Prior to this reorganization, the revenues and operating income (loss) attributable to our A&D products were primarily included in the revenues and operating income (loss) attributable to our Signal Source division.

The following is a summary of geographical information (in thousands):

	December 31,
	2005	2004	2003
Net revenues from external customers:
United States	$15,867	$14,582	$15,352
Foreign countries	48,311	46,674	23,158

	$64,178	$61,256	$38,510

Long-lived assets:
United States	$11,200	$15,391	$15,399
Foreign countries	21	12	4

	$11,221	$15,403	$15,403

In 2005, 2004 and 2003, sales to customers located in China represented approximately 33%, 34% and 16% of the Company’s net revenues, respectively.

The Company’s long-lived assets located outside of the United States reside in the United Kingdom, China and India at December 31, 2005. The Company’s long-lived assets located outside of the United States reside in the United Kingdom and China at December 31, 2004. All of the Company’s long-lived assets outside of the United States at December 31, 2003 resided in the United Kingdom. The Company includes in its long-lived assets net property, equipment and acquisition-related intangible assets, and deposits on facility leases.

Two of the Company’s customers, Avnet Electronics Marketing (Avnet) and Motorola accounted for approximately 13% and 11% of net revenues, respectively, for the year ended December 31, 2005. Four of the Company’s customers, Solectron, Acal, plc (Acal), Avnet and Planet Technology (H.K.) Ltd. accounted for approximately 17%, 14%, 13% and 11% of net revenues, respectively, for the year ended December 31, 2004. Two of the Company’s customers, Avnet and Acal accounted for approximately 16% and 12% of net revenues, respectively, for the year ended December 31, 2003. No other customer accounted for more than 10% of net revenues during these periods.

15. Quarterly Information (Unaudited)

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(In thousands, except per share data)
Net revenues	$19,510	$17,234	$15,267	$12,167
Gross profit (2)	8,840	7,890	6,600	5,326
Amortization of acquisition-related intangible assets (1)	443	465	465	465
Restructuring charges (1)	—	89	(33)	—
Income (loss) from operations	2,486	1,116	(431)	(1,981)
Net income (loss)	2,612	1,154	(531)	(1,843)
Basic net income (loss) per share	$0.07	$0.03	$(0.01)	$(0.05)
Diluted net income (loss) per share	$0.07	$0.03	$(0.01)	$(0.05)
Shares used to compute basic net income (loss) per share	36,168	35,958	35,722	35,463
Shares used to compute diluted net income (loss) per share	38,033	37,797	35,722	35,463

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(In thousands, except per share data)
Net revenues	$15,065	$16,737	$15,653	$13,801
Gross profit (2)	7,297	8,518	7,656	6,410
Amortization of deferred stock compensation	—	—	—	3
Acquired in-process research and development (1)	2,180	—	—	—
Amortization of acquisition-related intangible assets (1)	373	354	380	431
Impairment of investment in GCS (1)	1,535	—	—	—
Restructuring charges (1)	—	(98)	—	—
Income (loss) from operations	(2,730)	1,838	943	135
Net income (loss)	(2,641)	1,823	936	162
Basic net income (loss) per share	$(0.08)	$0.05	$0.03	$0.00
Diluted net income (loss) per share	$(0.08)	$0.05	$0.03	$0.00
Shares used to compute basic net income (loss) per share	35,032	34,696	34,446	34,197
Shares used to compute diluted net income (loss) per share	35,032	37,384	37,136	37,290

(1)	See Notes to Consolidated Financial Statements.
(2)	In the first, second, third and fourth quarters of 2005, we sold inventory products that had been previously written-down of approximately $65,000, $58,000, $53,000 and $83,000, respectively. In the first, second, third and fourth quarters of 2004, we sold inventory products that had been previously written-down of approximately $273,000, $192,000, $155,000 and $102,000, respectively. As the cost basis for previously written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale is lower, which results in a higher gross margin on that sale. The amounts of previously written-down inventory products that were sold in the first, second, third and fourth quarters of 2005 and 2004 related to a large number of our products within many of our product families. We recorded provisions for excess inventories for these products as a result of a rapidly declining demand for these products due to customer program cancellations. Subsequently, we began receiving new orders for these products, which were not anticipated at the time we made the decision to record provisions for excess inventories. We expect to sell previously written-down inventory products in future periods. See the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

16. Subsequent Event (Unaudited)

On February 4, 2006, the Company entered into a definitive agreement to acquire Premier Devices, Inc. (PDI) for a combination of common stock, cash and debt. Under the terms of the agreement, the shareholders of PDI will receive 7,000,000 shares of Sirenza common stock, $14.0 million in cash and a $6.0 million promissory note bearing 5% simple interest per annum paid monthly and maturing in one year. PDI designs, manufactures and markets complementary RF components featuring technologies common to existing and planned Sirenza products and is headquartered in San Jose, California with significant manufacturing operations in both Shanghai, China and Nuremberg, Germany. This acquisition is intended to expand both the depth and breadth of our products, extend our design and manufacturing capabilities into Asia and Europe and advance our strategic mission to diversify and expand our end markets and applications. The transaction has been approved by each company’s board of directors and the shareholders of PDI and is expected to close early in the second quarter of 2006, subject to customary closing conditions. Upon the closing of this transaction, Mr. Phillip Liao, founder and president of PDI, will become president of Premier Devices Inc., a wholly owned subsidiary of Sirenza, and join the Sirenza Board of Directors.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting as of December 31, 2005 appears on page 28 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Ernst & Young LLP on management’s assessment and the effectiveness of the Company’s internal control over financial reporting appears on page 30 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Scope of the Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by personnel in our finance department, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary.

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

Inherent Limitations on Effectiveness of Controls

The company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item concerning our directors, nominees for director, process by which stockholders may recommend nominees to our board of directors, and regarding our audit committee is incorporated herein by reference from the section captioned “Proposal 1—Election of Directors” contained in our Proxy Statement related to our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”).

The information required by this item concerning our executive officers and our code of ethics is incorporated herein by reference from the sections captioned “Executive Officers” and “Code of Ethics,” respectively, contained in the Proxy Statement.

The information required by this item concerning certain persons’ compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section captioned and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Item 11. Executive Compensation

Executive Compensation

The information required by this item is incorporated herein by reference from the sections captioned “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Company Stock Price Performance” and “Director Compensation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

See the information contained under the heading “Equity Compensation Plan Information” within Item 5 of this annual report on Form 10-K regarding shares authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the section captioned “Transactions with Related Parties” contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal 2—Ratification of Appointment of Independent Auditors” contained in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as a Part of this Report

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Part II, Item 8 on page 27.

2.	Financial Statement Schedules:

The following financial statement schedules are filed as part of this annual report and are contained on page 50:

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

SIRENZA MICRODEVICES, INC.

By:	/s/ Charles Bland
Charles Bland
Chief Financial Officer

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT VAN BUSKIRK Robert Van Buskirk	President, Chief Executive Officer and Director	March 15, 2006

/s/ CHARLES BLAND Charles Bland	Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ GERALD HATLEY Gerald Hatley	Vice President and Controller (Principal Accounting Officer)	March 15, 2006

/s/ JOHN OCAMPO John Ocampo	Chairman of the Board of Directors	March 15, 2006

/s/ JOHN BUMGARNER, JR. John Bumgarner, Jr.	Director	March 15, 2006

/s/ PETER CHUNG Peter Chung	Director	March 15, 2006

/s/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	March 15, 2006

/s/ GIL VAN LUNSEN Gil Van Lunsen	Director	March 15, 2006

SCHEDULE II

SIRENZA MICRODEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004 and 2003

Allowance for Doubtful Accounts Receivable

Year Ended December 31	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Additions – Amount Acquired Through Acquisition	Deductions – Write-offs	Balance at End of Period
2005	$106,000	$—	$—	$4,000	$102,000
2004	$92,000	$20,000	$4,000	$10,000	$106,000
2003	$42,000	$—	$50,000	$—	$92,000

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 4, 2006, by and among the Registrant, Premier Devices, Inc., Penguin Acquisition Corporation, Phillip Chuanze Liao and Yeechin Shiong Liao. (0)

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

10.1**	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)

10.2**	Change of Control Severance Agreement, by and between Registrant and Gerald Quinnell, dated December 1, 1998. (1)

10.3**	Executive Employment Agreement dated as of July 15, 2005 between Registrant and Charles Bland. (5)

10.4**	Letter Agreement dated July 7, 2005 between Registrant and Thomas Scannell regarding resignation and special assignment. (5)

10.5**	Executive Employment Agreement effective as of March 1, 2005 and related letter agreements dated February 7, 2005, each by and between Sirenza Microdevices, Inc. and Clay Simpson. (6)

10.6**	Executive Employment Agreement dated as of August 1, 2003 between the Company and Robert Van Buskirk. (7)

10.7**	Executive Employment Agreement dated as of September 1, 2003 between the Company and Gerald Hatley, as amended. (5)(7)

10.8**	Amended and Restated 1998 Stock Plan. (8)

10.9**	Employee Stock Purchase Plan, as amended. (9)

10.10**	Description of Second Half 2005 Cash Incentive Plan (5)

10.11	Office Building Lease for Mack-Cali Realty, L.P., a Delaware limited partnership (as Landlord) and the registrant (as Tenant) dated as of March 25, 2003.(10)

10.12	First Amendment to Office Building Lease for Mack-Cali Realty, L.P., a Delaware limited partnership (as Landlord) and the registrant (as Tenant) dated as of April 8, 2003. (11)

Exhibit Number	Description
10.13**	Form of Notice of Stock Purchase Right and related agreements pursuant to the Company’s Amended and Restated 1998 Stock Plan. (9)

11.1	Statement regarding computation of per share earnings. (12)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.
(0)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2006, filed with the Securities and Exchange Commission on February 6, 2006.
(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(5)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 9, 2005.
(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2005, filed with the Securities and Exchange Commission on February 11, 2005.
(7)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, filed with the Securities and Exchange Commission on November 12, 2003.
(8)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(9)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.
(10)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-4 and all amendments thereto, Registration No. 333-102099, initially filed with the Securities and Exchange Commission on December 20, 2002.
(11)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended June 29, 2003, filed with the Securities and Exchange Commission on August 13, 2003.
(12)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.