Form 10-Q
period 2006-03-31
SIRENZA MICRODEVICES INC
filed 2006-05-10
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2006 there were 44,754,401 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$18,059	$11,266
Short-term investments	6,846	6,979
Accounts receivable, net	11,749	11,856
Inventories	8,849	8,961
Other current assets	1,161	1,338

Total current assets	46,664	40,400
Property and equipment, net	5,935	6,013
Investment in GCS, net	3,065	3,065
Other non-current assets	2,090	1,515
Acquisition-related intangibles, net	4,634	5,083
Goodwill	6,413	6,413

Total assets	$68,801	$62,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,055	$4,999
Accrued compensation and other expenses	5,587	4,822
Accrued acquisition costs	550	586
Deferred margin on distributor inventory	1,157	950

Total current liabilities	12,349	11,357
Other long-term liabilities	319	391
Commitments and contingencies
Stockholders’ equity:
Common stock	38	37
Additional paid-in capital	142,450	138,660
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive loss	(47)	(65)
Accumulated deficit	(86,143)	(87,726)

Total stockholders’ equity	56,133	50,741

Total liabilities and stockholders’ equity	$68,801	$62,489

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$20,892	$12,167
Cost of revenues	10,813	6,841

Gross profit	10,079	5,326
Operating expenses:
Research and development	2,876	2,811
Sales and marketing	2,226	1,831
General and administrative	3,092	2,200
Amortization of acquisition-related intangible assets	449	465

Total operating expenses	8,643	7,307

Income (loss) from operations	1,436	(1,981)
Interest and other income, net	194	61

Income (loss) before income taxes	1,630	(1,920)
Provision for (benefit from) income taxes	47	(77)

Net income (loss)	$1,583	$(1,843)

Basic net income (loss) per share	$0.04	$(0.05)

Diluted net income (loss) per share	$0.04	$(0.05)

Shares used to compute basic net income (loss) per share	36,917	35,463

Shares used to compute diluted net income (loss) per share	38,880	35,463

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net income (loss)	$1,583	$(1,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,235	1,551
Compensation expense related to employee equity awards	1,193	19
Loss on disposal of property and equipment	20	15
Changes in operating assets and liabilities:
Accounts receivable	107	2,046
Inventories	175	(183)
Other assets	102	(429)
Accounts payable	56	566
Accrued expenses	740	(492)
Accrued restructuring	—	(229)
Deferred margin on distributor inventory	207	(190)

Net cash provided by operating activities	5,418	831
Investing Activities
Sales/maturities of available-for-sale securities, net	151	4
Purchases of property and equipment	(775)	(500)
Payment of PDI acquisition costs	(536)	—

Net cash used in investing activities	(1,160)	(496)
Financing Activities
Principal payments on capital lease obligations	—	(18)
Proceeds from employee stock plans	2,535	277

Net cash provided by financing activities	2,535	259
Increase in cash and cash equivalents	6,793	594
Cash and cash equivalents at beginning of period	11,266	2,440

Cash and cash equivalents at end of period	$18,059	$3,034

Supplemental disclosures of non-cash investing and financing activities
Capitalized and accrued PDI acquisition costs	$550	$—
Reclassification of property and equipment and accrued expenses	$47	—

See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sirenza Microdevices, Inc. (the Company) for the fiscal year ended December 31, 2005, which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2006.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

There have been no material changes to the recent accounting pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Note 2: Stock-Based Compensation

At March 31, 2006, the Company’s 1998 Stock Plan (the 1998 Plan) was the only stock-based employee compensation plan and is described more fully below. Equity awards granted under the 1998 Plan have historically consisted of stock options and more recently restricted stock purchase rights. The total compensation expense related to this plan was approximately $1.2 million for the three months ended March 31, 2006. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25. Accordingly, the Company did not typically recognize compensation expense for stock option grants, as it granted stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, in 2004, the Company began granting restricted stock purchase rights, or stock awards, at an exercise price of par value ($0.001 per share), which are subject to a right of reacquisition by the Company at cost or for no consideration. The Company measures the fair value of the stock awards based upon the fair market value of the Company’s common stock on the dates of grant and recognizes any resulting compensation expense, net of a forfeiture rate, on a straight-line basis over the associated service period, which is generally the vesting term of the stock awards. The Company typically estimates forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

As a result of adopting SFAS 123R, the impact to the Condensed Consolidated Financial Statements for the three months ended March 31, 2006 for income before income taxes and net income for the three months ended March 31, 2006 was $976,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.03 per share. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Due to the utilization of net operating loss carryforwards, the Company did not realize tax benefit for the tax deduction from stock option exercises for the three months ended March 31, 2006 and March 31, 2005.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s 1998 Plan. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option pricing model and amortized to expense over the stock options’ vesting period.

Three months ended, March 31, 2005
(In thousands, except per share amounts)
Net loss, as reported	$(1,843)
Add: Stock-based compensation included in reported net loss, net of related tax effects	19
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(1,728)

Pro forma net loss	$(3,552)

Basic and diluted net loss per share:
Basic and diluted - as reported	$(0.05)
Basic and diluted - pro forma	$(0.10)

Note that the above pro forma disclosure is provided for the three months ended March 31, 2005 because employee stock options were not accounted for using the fair-value method during that period.

Stock Option Plan

In January 1998, the Company established the 1998 Plan under which stock options may be granted to employees, directors and consultants of the Company. Under the 1998 Plan, nonstatutory stock options may be granted to employees, directors and consultants, and incentive stock options (ISO) may be granted only to employees. In the case of an ISO that is granted to an employee who, at the time of the grant of such option, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the per share exercise price shall not be less than 110% of the fair market value per share on the date of grant. For ISO’s granted to any other employee, the per share exercise price shall not be less than 100% of the fair value per share on the date of grant. The exercise price for nonqualified options may not be less than 85% of the fair value of Common Stock at the option grant date. Options generally expire after ten years. Vesting and exercise provisions are determined by the Board of Directors. Options generally vest over 4 years, 25% after the first year and ratably each month over the remaining 36 months.

Rights to purchase restricted stock and other types of equity awards may also be granted under the 1998 Plan with terms, conditions, and restrictions determined by the Board of Directors. Restricted stock purchase rights, or stock awards, are typically granted at an exercise price equal to the par value of the underlying stock ($0.001 per share) and are subject to a right of reacquisition by the Company at cost or for no consideration. This right of reacquisition then lapses over a period of time following the grant date based on continued service to the Company by the grantee, in a process similar to an option vesting. While vesting rates for the Company’s stock awards vary, the basic vesting schedule for new employee grants is for one-third of the stock subject to the award to vest on each anniversary of the grant date, such that the award is fully-vested after 3 years. Stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Stock awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding when exercised. The Company expenses the cost of the stock awards, which is deemed to be the fair market value of the shares at the date of grant, on a straight-line basis over the period during which the restrictions lapse.

The Company has not granted any stock options subsequent to the third quarter of 2005. The fair value of all previously granted stock options was estimated on the date of grant using a Black-Scholes option pricing model. The Company’s volatility computation for the three months ended March 31, 2005 was based on a historical-based volatility. The expected life computation for the three months ended March 31, 2005 was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair value as follows:

Stock Options Three Months Ended March 31, 2005
Weighted average fair value of grant	$3.87
Risk-free interest rate	3.88%
Dividend yield	0%
Expected volatility	113%
Expected life (in years)	5.13

A summary of stock option activity under the 1998 Plan as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	4,497,545	$2.66
Granted	—
Exercised	(977,350)	$2.59
Forfeited/cancelled/expired	(61,947)	$4.77

Outstanding at March 31, 2006	3,458,248	$2.64	6.99	$23,605

Exercisable at March 31, 2006	2,507,182	$2.57	6.72	$17,301

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $4.4 million. Total fair value of stock options vested and expensed was approximately $960,000, net of tax, for the three months ended March 31, 2006.

As of March 31, 2006, $3.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.20 years.

Cash received from stock option exercises for the three months ended March 31, 2006 was approximately $2.5 million.

Nonvested stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	212,650	$2.71
Granted	166,728	$6.82
Vested	—	$—
Forfeited/cancelled/expired	(8,386)	$3.04

Nonvested at March 31, 2006	370,992	$4.55

As of March 31, 2006, there was $1.2 million of unrecognized stock-based compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.08 years.

Total stock-based compensation expense related to stock options and stock awards under the 1998 Plan was allocated as follows:

	Three months ended March 31, 2006
	(in thousands)
	Stock Options	Stock Awards	Total
Cost of sales	$59	$27	$86
Research and development	188	64	252
Sales and marketing	204	40	244
General and administrative	525	86	611

Total stock-based compensation expense	$976	$217	$1,193

Stock-based compensation costs capitalized into inventory of approximately $66,000 are not included in the table above.

Note 3: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets totaled $449,000 and $465,000 for the three-month periods ended March 31, 2006 and 2005, respectively. The amortization of acquisition-related intangible assets in the three-month periods ended March 31, 2006 and 2005 included amortization associated with the Company’s acquisitions of Xemod, Vari-L and ISG. Acquisition-related intangible assets related to the ISG acquisition are being amortized over the periods in which the economic benefits of such assets are expected to be used. Acquisition-related intangible assets related to the Vari-L and Xemod acquisitions are being amortized on a straight-line basis, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Developed Product Technology	$6,810	$3,138	$3,672	$6,810	$2,793	$4,017
Customer Relationships	970	931	39	970	921	49
Core Technology Leveraged	860	87	773	860	18	842
Patented Core Technology	700	550	150	700	525	175

Total	$9,340	$4,706	$4,634	$9,340	$4,257	$5,083

The weighted average amortization period of the Company’s acquisition-related intangible assets as of March 31, 2006 and December 31, 2005 were as follows (in months):

Developed Product Technology	66
Customer Relationships	34
Core Technology Leveraged	60
Patented Core Technology	53

As of March 31, 2006, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2006 (remaining 9 months)	$1,348
2007	1,609
2008	1,227
2009	318
2010	132

$4,634

Note 4: Goodwill

There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2006.

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

The Company sold previously written-down inventory products with an original cost basis of approximately $90,000 and $65,000 in the first quarters of 2006 and 2005, respectively. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories increased the Company’s gross margin for the three months ended March 31, 2006 by less than one percentage point. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$3,559	$3,740
Work-in-process	1,677	1,422
Finished goods	3,613	3,799

	$8,849	$8,961

Note 6: Investment in GCS

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

The Company regularly evaluates its investment in GCS to determine if an other than temporary decline in value has occurred. Factors that may cause an other than temporary decline in the value of the Company’s investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. There is no public market for the securities of GCS, and the factors mentioned above require management to make significant judgments about the fair value of the GCS securities.

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

Note 7: Restructuring Activities

All of the activities related to the Company’s prior restructurings have been completed, with the exception of $26,000 of cash expenditures related to a noncancelable lease commitment that is expected to be paid over the respective lease term, which ends in the second quarter of 2006. The Company paid $27,000 during the three months ended March 31, 2006, and the $26,000 of the remaining accrued restructuring is recorded our consolidated balance sheet in “Accrued compensation and other expenses.”

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

The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Weighted average common shares outstanding	36,917	35,463
Dilutive effect of employee stock options and awards	1,963	—

Weighted average common shares outstanding, assuming dilution	38,880	35,463

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and employee stock awards.

The effect of options to purchase 49,625 shares of common stock have not been included in the computation of diluted net loss per share for the quarter ended March 31, 2006 as the effect would have been antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

The effect of options to purchase 5,329,236 shares of common stock at an average exercise price of $2.68 for the quarter ended March 31, 2005 have not been included in the computation of diluted net loss per share as the effect would have been antidilutive. In addition, 50,000 shares of non-vested common stock at a purchase price of $0.001 have not been included in the computation of diluted net loss per share as the effect would have been antidilutive.

Note 9: Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income (loss)	$1,583	$(1,843)
Change in net unrealized loss on available-for-sale investments	18	(54)

Total comprehensive income (loss)	$1,601	$(1,897)

The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	March 31, 2006	December 31, 2005
Accumulated net unrealized loss on available-for-sale investments	$(47)	$(65)

Total accumulated other comprehensive loss	$(47)	$(65)

Note 10: Segments of an Enterprise and Related Information

Beginning in January 2006, the Company moved from a three segment reporting structure to a structure consisting of one RF component sales segment made up of five market-focused strategic business units (SBU). The Company was previously organized largely along product lines—amplifiers, signal source and aerospace & defense—to accelerate and facilitate the Company’s past integration plans and to maintain alignment with major customers following acquisitions in 2003 and 2004. The Company determined it was in the best interests of its customers, stockholders and employees to realign the organization to better support the Company’s strategic goals.

The Company moved to a market-facing Strategic Business Unit (SBU) structure. The Company believes this will enable it to improve its resource alignment in both current and emerging markets. This strategically focused SBU structure allows the Company to further concentrate its efforts in strategic planning, product development, and marketing to better support the Company’s worldwide customers. The Company’s SBU organizations aim to grow our core businesses; diversify our end markets; and expand our RF core competencies and capabilities. The Company’s five SBU’s are as follows:

Aerospace and Defense Applications

The Aerospace and Defense SBU concentrates on aerospace, military/defense and homeland security applications.

Broadband and Consumer Applications

The Broadband and Consumer SBU concentrates on digital satellite radio applications, digital TV (DTV), digital satellite and CATV set-top boxes, as well as CATV infrastructure applications.

Mobile Wireless

The Mobile Wireless SBU concentrates on global mobile wireless customers, focusing on leading standards, including GSM/EDGE, WCDMA, CDMA2K, and TD-SCDMA infrastructure opportunities.

Standard and Catalog Products

The Standard and Catalog Products SBU focuses on established and emerging mid-level to smaller customers which the Company largely serve through its global sales distribution and sales representative networks.

Wireless Access Applications

The Wireless Access SBU focuses on the WiMAX, WLAN and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated income or loss before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues. Revenue is defined as revenues from external customers.

Non-segment items include certain corporate manufacturing expenses, research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of acquisition-related intangible assets, interest income and other, net, and the provision for (benefit from) income taxes, as the aforementioned items are not allocated for purposes of the CODM’s reportable segment review. Assets and liabilities are not discretely reviewed by the CODM.

The disaggregated financial information reviewed by the CODM can be reconciled to the net revenues disclosed in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2006 and 2005 as follows (in thousands):

	March 31,
	2006	2005
Aerospace, Defense and Homeland Security	$1,498	$727
Broadband and Consumer	5,192	584
Mobile Wireless	7,186	5,496
Standard Products	4,494	5,157
Wireless Access	2,522	203

Total net revenues	$20,892	$12,167

Beginning in the second quarter of 2006, we will move to a two-segment reporting structure consisting of the historical Sirenza segment, which includes each of the five SBUs described above, as well as a new segment comprising the recently acquired PDI business. See Note 12: Subsequent Event for more information pertaining to the acquisition of PDI.

Note 11: Contingencies

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval. On April 24, 2006, the court held a hearing regarding the possible final approval of the previously described preliminary settlement between the 300 issuers and the plaintiffs. After hearing arguments from a number of interested parties, the court adjourned the hearing to consider its ruling on the matter, without giving an expected date at which such ruling will be handed down. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. In addition, we do not believe the ultimate outcome will have a material adverse impact on our results of operations or financial condition.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. Even though we believe Mini-Circuits’ claims to be without merit and we intend to defend the case and assert our claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of March 31, 2006. Even if we are entirely successful in the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

On December 16, 2004, the Company acquired ISG Broadband, Inc. (ISG), a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets, for approximately $6.9 million in cash and estimated direct transaction costs of approximately $789,000 for a total preliminary purchase price of $7.7 million. Additional cash consideration of up to $7.15 million may become due and payable by the Company upon the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. To the extent sales of the selected products achieve a minimum gross margin percentage, the Company will be required to make additional payments to the former shareholders of ISG for a portion or all of the gross profit earned on such sales, up to a pre-defined maximum, as outlined below. The future cash payout of additional consideration, if any, will be payable in the first or second quarter following the end of the applicable annual earn-out period, as outlined below, and will be recorded as additional goodwill.

As of December 31, 2005, the Company determined it to be probable that the full earn-out of $1.15 million related to the year ended December 31, 2005 would be paid. Accordingly, the Company has accrued for the expected payment of the earn-out on its consolidated balance sheet in “Accrued compensation and other expenses” and correspondingly increased goodwill by $1.15 million. The $1.15 million earn-out related to the year ended December 31, 2005 was paid in the second quarter of 2006.

The range of possible payments for the years ended December 31, 2006 and 2007 is as follows (in thousands):

	Possible Payment Range
Earn-out Period	Low End of Range	High End of Range
Year ending December 31, 2006	$—	$3,000
Year ending December 31, 2007	$—	$3,000

	$—	$6,000

Note 12: Subsequent Event

On April 3, 2006, the Company completed its acquisition of Premier Devices, Inc. (PDI) for 7,000,000 shares of Sirenza common stock, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year. PDI designs, manufactures and markets complementary RF components featuring technologies common to existing and planned Sirenza products and is headquartered in San Jose, California with significant manufacturing operations in both Shanghai, China and Nuremberg, Germany. Upon the closing of this transaction, Mr. Phillip Liao, founder and president of PDI, became president of Premier Devices Inc., a wholly owned subsidiary of Sirenza, and joined the Sirenza Board of Directors. The acquisition will be reflected in the Company’s consolidated financial results beginning in the second quarter of 2006.

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

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the directions in which our business and products are moving, followed by an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting policies and estimates that we believe require the most significant judgments to be made in the preparation of our consolidated financial statements. In the next section we discuss the results of our operations for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. We then provide an analysis of our cash flows, including the impact on cash of important balance sheet changes, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations.”

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

We believe a fundamental value we provide to our customers is derived from our focus on the needs of customer specific applications, our array of highly engineered products in multiple technologies, and our commitment to provide our customers with worldwide sales and application engineering support. We offer a broad line of products that range in complexity from discrete components to ICs and MCMs. Our discrete, IC and MCM products employ numerous semiconductor process technologies, which we believe allows us to optimize our products for our customers’ applications.

Our annual net revenues have increased in each of 2003, 2004 and 2005, driven by new product introductions, direct sales to large mobile wireless OEM customers and the addition of complementary products through our strategic acquisitions of other companies and assets.

In the past three years we have completed three acquisitions.

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

On December 16, 2004, we acquired ISG Broadband (ISG), a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enabled us to address new end markets, including HDTV and satellite radio, and broadened our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. Sales of the products acquired in the ISG acquisition represented a significant amount of our net revenues in 2005 and the first quarter of 2006.

On April 3, 2006, we acquired Premier Devices, Inc. (PDI) for 7,000,000 shares of Sirenza common stock, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year. PDI designs, manufactures and markets complementary RF components featuring technologies common to existing and planned Sirenza products and is headquartered in San Jose, California with significant manufacturing operations in both Shanghai,

China and Nuremberg, Germany. This acquisition expands both the depth and breadth of our products by adding PDI’s CATV amplifier, module and optical receiver offerings as well as its line of passive RF components such as mixers, splitters, transformers, couplers isolators, circulators and amplifiers. The acquisition also brings us significant design and manufacturing capabilities in Asia and Europe, including PDI’s microwave technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. We believe that these new product offerings and capabilities advance our strategic objective of diversifying and expanding our end markets and applications. Upon the closing of this transaction, Mr. Phillip Liao, founder and president of PDI, became president of Premier Devices Inc., a wholly owned subsidiary of Sirenza, and joined the Sirenza Board of Directors. The acquisition will be reflected in the Company’s consolidated financial results beginning in the second quarter of 2006 and will be reported as a separate business segment.

Beginning in January 2006, we moved from a three segment reporting structure to a structure consisting of one RF component sales segment made up of five market-focused strategic business units (SBUs). Sirenza was previously organized largely along product lines-amplifiers, signal source and aerospace & defense - to accelerate and facilitate our past integration plans and to maintain alignment with major customers following acquisitions in 2003 and 2004. We modified our organizational structure at the beginning of 2006 to enhance our market focus and better leverage our personnel and resources to grow our target markets. This SBU structure also allows us to further concentrate our efforts in strategic planning, product development, and marketing to better support our worldwide customers. We believe our reorganization to SBU’s is in the best interests of our customers, stockholders and employees to realign the Sirenza organization to better support our strategic goals.

Below is a brief description of each of our five market-focused SBU’s:

•	Aerospace and Defense Applications - the Aerospace and Defense SBU concentrates on aerospace, military/defense and homeland security applications.

•	Broadband and Consumer Applications - the Broadband and Consumer SBU concentrates on digital satellite radio applications, digital TV (DTV), digital satellite and CATV set-top boxes, as well as CATV infrastructure applications.

•	Mobile Wireless - the Mobile Wireless SBU concentrates on global mobile wireless customers, focusing on leading standards, including GSM/EDGE WCDMA, CDMA2K, and TD-SCDMA infrastructure opportunities.

•	Standard and Catalog Products - the Standard and Catalog Products SBU focuses on established and emerging mid-level to smaller customers which we largely serve through our global sales distribution and sales representative networks.

•	Wireless Access Applications—the Wireless Access SBU focuses on the WiMAX, WLAN and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

As mentioned previously, beginning in the second quarter of 2006, we will move to a two-segment reporting structure consisting of the historical Sirenza segment consisting of the five SBUs described above as well as a new segment comprising the recently acquired PDI business. For a further description of our organizational structure, see our disclosure under Note 10: “Segments of an Enterprise and Related Information” in our Notes to Condensed Consolidated Financial Statements set forth above.

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

Distributor Sales

Our distribution arrangements provide our distributors with limited rights of return and certain price adjustments on unsold inventory held by them. We recognize revenues on sales to our distributors under such arrangements at the time our products are sold by the distributors to third party customers. Our distribution channel, which accounted for 9% of total net revenues for the first quarter of 2006, consists of those sales made by our distribution channel partners (Avnet, Acal, RFMW, and Digi-Key) under arrangements featuring such rights of return and price adjustment terms.

Direct and Reseller Sales

Sales to Avnet and Acal as resellers, and to other resellers of our products, are made pursuant to arrangements that do not include the limited rights of return and price adjustment terms applicable to our distribution sales. We generally recognize revenue from these sales to these resellers of our products, and from sales to all other non-distribution customers, at the time product has shipped, title has transferred and no obligations remain. Our direct sales channel, which accounted for 91% of total net revenues for the first quarter of 2006, consists of those sales made to all non-distributor customers and sales to resellers of our products, including sales to Avnet and Acal as resellers.

Although we have typically not experienced a delay in customer acceptance of our products, should a customer delay acceptance in the future, our policy is to delay revenue recognition until a customer accepts the products.

Customer Concentrations

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. Over time, both as a result of our active sales and marketing efforts and industry-wide changes in customer buying patterns, our customer base shifted significantly toward direct sales to large wireless infrastructure original equipment manufacturers (OEMs) and their contract manufacturers (CMs). One driver of this shift is that our OEM customers have increased their outsourcing of the manufacture of their equipment to CMs, including Celestica, Flextronics, Sanmina and Solectron. As a result, we sell directly to both OEMs and CMs. Our OEM customers currently make the sourcing decisions for our sales to CMs. Accordingly, when we report customer net revenues in our public announcements, we typically attribute all net revenues to the ultimate OEM customer and not the respective CM or subcontractor.

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

We believe that our acquisition of PDI will further increase this customer concentration as a large percentage of PDI’s total revenues have historically come from relatively few customers, among them Motorola, who is also one of our largest customers.

We believe that net revenues attributable to our global OEMs and their respective CMs will continue to account for a significant portion of our net revenues in 2006, and that net revenues attributable to our satellite radio customer and its subcontractors will also account for a significant portion of our net revenues in that same period.

Diversification and Expansion Strategy

We continue to focus on diversification efforts in order to capitalize on new opportunities in end markets outside of the wireless infrastructure market such as cable TV, WiMax, satellite radio, HDTV, RFID and other broadband applications. We believe that sales of our products in markets outside of wireless infrastructure will continue to account for a substantial portion of net revenues in 2006.

We are also focusing on expansion in 2006, as evidenced by our acquisition of PDI, which expands both the depth and breadth of our product lines, and extends our design and manufacturing capabilities into Asia and Europe. We expect that the addition to our product portfolio of PDI’s complementary RF components will accelerate our penetration into the cable TV infrastructure market and allow us to offer a more complete set of RF solutions to our combined customers.

Geographic Concentrations

Sales into Asia increased in each of the last three years as a result of OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. In addition, we have increased our focus and presence in China and are experiencing increased shipments to various Chinese OEM customers. PDI has manufacturing and sales operations in Shanghai, China, and due to this factor in combination with our increased presence in China, we anticipate that a significant percentage of our direct sales will continue to be in the Asia region in 2006.

Competitors

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks, such as Agilent, Hittite, M/A-COM, NEC, WJ Communications, Alps and Minicircuits. For our newer broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola, STMicroelectronics and Philips. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennas and related equipment, including M/A-COM, RecepTec and Wistron NeWeb. PDI’s CATV products primarily compete with those of RFHIC, Anadigics and Philips, and its wireless infrastructure products primarily compete with WJ Communications, M/A-COM and Minicircuits. We also compete in a sense with our own large communications OEM customers, who often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third party providers such as us.

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

For our IC products, we outsource our wafer manufacturing and packaging and then perform the significant majority of our final testing and tape and reel assembly at our Colorado manufacturing facility. For our MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado. For our satellite antenna products, we outsource our assembly and testing to a third-party vendor.

Historically, we have relied upon a limited number of foundries to manufacture most of our semiconductor wafers for our IC products. We have contractual agreements with some of these suppliers in which pricing is fixed or tiered based on volume. With others, price, volume and other terms are set on a periodic basis through negotiations between the parties. We source our IC packaging assembly and test to a limited number of established, international commercial vendors. We anticipate that we will continue to depend on a limited number of vendors for our wafer and packaging requirements.

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

Gross Profit and Margin Overview

Our gross profit and gross margin percent can be influenced by a number of factors, including, but not limited to:

1. Product features

Historically, customers have been willing to pay a premium for new or different features or functionality. Therefore, increased sales of such products in a given period are likely to have an accretive effect on our gross margin percent.

2. Product type

In the markets in which we operate, IC products have historically yielded a higher gross margin percent than MCMs and our satellite antenna products. Therefore, increased sales of IC products in a given period are likely to have an accretive effect on our gross margin percent. Conversely, increased sales of MCMs, and in particular satellite antenna products, in a given period are likely to have a dilutive effect on our gross margin percent.

3. Market

Our products are sold into a wide variety of markets and each of these markets has a pricing structure that is dictated by the economics of that particular market. Therefore, the gross margin percent on our products can vary by the markets into which they are sold. Increased sales into higher margin markets in a given period will have an accretive effect on our gross margin percent, and increased sales into lower margin markets in a given period will generally have the opposite effect. This is particularly evident for our satellite antenna product, which is sold into the consumer products, or retail, market where gross margin percentages are generally lower than those in industrial markets.

4. Sales channel

Historically, the gross margin percent on sales to our large OEM customers has been lower than the gross margin percent on sales through our distribution channel or sales to some of our smaller direct customers. This is primarily due to the bargaining power attendant to large OEM customers based on their higher product volumes. Therefore, increased sales to our large OEM customers in a given period may have a dilutive effect on our gross margin percent while increased sales through our distribution channel would have the opposite effect.

5. Level of integration of the product

We have seen a trend among our customers toward generally seeking more integrated products with enhanced functionality, which enables them to procure fewer products from fewer suppliers. These integrated products typically command a higher average selling price than our stand-alone components. However, the manufacturing costs of these integrated products are higher, which generally results in a lower gross margin percent on sales of our integrated products in comparison to our stand-alone components. Therefore, increased sales of our more integrated products in a given period will generally have an accretive impact on our average selling prices and a dilutive effect on our gross margin percent.

6. The efficiency and effectiveness of our manufacturing operations

Our gross margin percent is generally lower in periods with less volume and higher in periods with increased volume. In periods in which volumes produced internally are low, our fixed manufacturing overhead costs are allocated to fewer units, thereby diluting our gross margin percent when those products are sold. Conversely, in periods in which volumes produced internally are high, our fixed manufacturing overhead costs are allocated to more units, thereby positively impacting gross margin percent when those products are sold. This accretive impact is primarily felt in areas where our manufacturing process is highly integrated, such as the manufacture of MCM products.

7. Provision for excess inventories

As discussed in more detail in “Critical Accounting Policies and Estimates,” our cost of revenues and gross margin percent may be diluted by provisions for excess inventories, which can have material impacts on cost of revenues, gross profit and gross margin percent.

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

We historically have performed our R&D activities in multiple, geographically dispersed locations in North America. We believe maintaining multiple R&D design centers allows us to attract key personnel we might not otherwise be able to hire. In addition, we believe that having stand-alone R&D centers allows the personnel there to better concentrate on their development tasks. We plan to continue our strategy of conducting our R&D activities in multiple locations, including locations outside of North America.

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

Non-Marketable Equity Securities: In 2002, we acquired 12.5 million shares of GCS, a privately held semiconductor foundry. The acquired shares currently represent approximately 14% of the outstanding shares of GCS and also represented approximately 14% of the shares outstanding at the time of the investment. The investment strengthened our supply chain for InGaP semiconductor technologies. In connection with the investment, our President and CEO joined the seven-member GCS board of directors.

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

We recorded a provision for excess inventories of $7.8 million in 2001. We subsequently began selling some of these written-down inventory products. In the first quarter of 2006, we sold previously written-down inventory products with an original cost basis of approximately $90,000. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories had a positive impact on our gross margin in the first quarter of 2006 of less than one percentage point.

The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza IC-based amplifier products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Three Months Ended March 31,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written- Down Inventories with No Associated Cost of Revenues	Disposition of Written-Down Inventories Via Scrap and Other	Written- Down Inventories at End of Period
2006	$—	$(90)	$(35)	$2,527
2005	$—	$(65)	$33	$3,024

The single largest factor affecting the accuracy of our provisions for excess inventories will be the accuracy of our forecasts of end-customer demand. Affecting these forecasts will be the fidelity of the non-binding forecasts we get from our end customers, as well as the demand for RF communications components in our market segments. Also impacting it will be the speed at which our products are designed in or out of our customers’ products.

We will ultimately dispose of written-down inventories by either selling such products or scrapping them. We currently expect sales of written-down inventory products in 2006 to be approximately equivalent to 2005. Similarly, we anticipate that we will scrap additional written-down inventories in the near term.

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

Although we did not have taxable income in the first and second quarters of 2005, we had taxable income in each of the subsequent quarters. We continue to evaluate the need for a valuation allowance. To the extent we are able to generate taxable income for the remainder of 2006 and if our projections indicate that we are likely to generate sufficient future taxable income, we may determine that some, or all, of our deferred tax assets will more likely than not be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. In the quarter in which the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement, which may have a positive impact on our consolidated results of operations.

Stock-Based Compensation Expense: Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the associated service period of the award.

Prior to the adoption of SFAS 123(R), we accounted for our employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB Opinion No. 25, as amended by FIN 44, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The valuation models used under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because our options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of our options. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. The Company has not granted any stock options subsequent to the third quarter of 2005. If we again determine to issue stock options in the future and if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

In 2004, the Company began granting restricted stock purchase rights, or stock awards, at an exercise price of par value ($0.001 per share), which are subject to a right of reacquisition by the Company at cost or for no consideration. The Company measures the fair value of the stock awards based upon the fair market value of the Company’s common stock on the dates of grant and recognizes any resulting compensation expense ratably over the associated service period, which is generally the vesting term of the stock awards. The Company recognizes these compensation costs net of a forfeiture rate, if applicable, and recognizes the compensation costs for only those shares expected to vest. The Company typically estimates forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Net revenues	100%	100%
Total cost of revenues	52%	56%

Gross profit	48%	44%
Operating expenses:
Research and development	14%	23%
Sales and marketing	10%	15%
General and administrative	15%	18%
Amortization of acquisition-related intangible assets	2%	4%

Total operating expenses	41%	60%

Income (loss) from operations	7%	-16%
Interest and other income, net	1%	0%
Provision for (benefit from) income taxes	—%	-1%

Net income (loss)	8%	-15%

Comparisons of the Three Months Ended March 31, 2006 and March 31, 2005

Net Revenues

The following table sets forth information pertaining to our channel, geographic and SBU net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Direct (1)	91%	89%
Distribution (2)	9%	11%

Total	100%	100%

United States	22%	30%
Asia	59%	43%
Europe	12%	23%
Other	7%	4%

Total	100%	100%

Aerospace, Defense and Homeland Security	7%	6%
Broadband and Consumer	25%	5%
Mobile Wireless	34%	45%
Standard Products	22%	42%
Wireless Access	12%	2%

Total	100%	100%

(1)	Net revenues from sales to Avnet and Acal to which rights of return and pricing discount programs are not applicable are included in net revenues attributable to our direct channel.

(2)	Net revenues from sales to Avnet and Acal under agreements in which rights of return and pricing discount programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $20.9 million in the first quarter of 2006 from $12.2 million in the first quarter of 2005. The increase was primarily attributable to a substantial increase in shipments of our broadband and consumer products, in particular, satellite antenna products, which we began selling in volume in the second quarter of 2005. In addition, we experienced stronger demand from our large OEM mobile wireless customers in the first quarter of 2006, which we believe was driven by the installation and enhancement of new and existing wireless networks. Lastly, sales to our wireless access customers increased as a result of the initial deployment of WiMax networks and continued strong sales of our WLAN products.

Sales into Asia increased significantly in absolute dollars and as a percentage of net revenues in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of our OEMs increasingly outsourcing their manufacturing to contract manufacturers, primarily in China. Also contributing to the increase in sales to Asia was an increase in sales to Chinese OEM customers as a result of our continued focus on the Asia region and an increase in shipments to Asian CMs of our broadband and consumer products, in particular, satellite antenna products. Sales into Europe decreased in absolute dollars and as a percentage of net revenues primarily as a result of the continued outsourcing of our OEM customers to their contract manufacturers.

The decrease in distribution net revenues on a percentage basis in the first quarter of 2006 compared to the first quarter of 2005 was primarily attributable to our addition of significant revenues from direct sales of our broadband and satellite radio antenna products in the first quarter of 2006.

Cost of Revenues, Gross Margin and Gross Profit

Cost of revenues increased to $10.8 million in the first quarter of 2006 from $6.8 million in the first quarter of 2005 primarily as a result of a higher proportion of our net revenues being attributable to our broadband consumer SBU in general, and our satellite antenna products in particular, which typically carry a higher cost-of-sales percentage than products in our other SBUs. Cost of revenues associated with our broadband and consumer products increased by approximately $3.0 million in the first quarter of 2006 compared to the first quarter of 2005. The additional increase in cost of revenues was primarily the result of additional costs associated with the increase in units shipped during the first quarter of 2006. Partially offsetting this increase were lower costs attributable to volume-related factory efficiencies and the automation of certain of our testing operations. Operations personnel decreased to 119 at March 31, 2006 from 151 at March 31, 2005, largely driven by our manufacturing facility automation efforts.

Gross profit increased to $10.1 million in the first quarter of 2006 from $5.3 million in the first quarter of 2005. Gross margin increased to 48% in the first quarter of 2006 from 44% in the first quarter of 2005. The increase in gross profit was primarily the result of the $8.7 million increase in net revenues. The increase in gross margin was primarily attributable to the increase in volume, which enabled us to absorb more manufacturing overhead, manufacture our products more efficiently and procure raw material inventories at lower prices. Partially offsetting the increase in gross margin was an increase in sales of our broadband and satellite antenna products, which typically result in a lower gross margin than sales of the products of our other SBUs.

Operating Expenses

The following table sets forth information pertaining to our total stock-based compensation expense related to stock options and stock awards recorded in research and development, sales and marketing and general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2006	2005
Research and development	$252	$—
Sales and marketing	244	—
General and administrative	611	19

Total	$1,107	$19

Research and Development. Research and development expenses increased to $2.9 million in the first quarter of 2006 from $2.8 million in the first quarter of 2005. This increase was primarily attributable an increase in stock-based compensation charges of approximately $252,000 and a net increase in salaries and salary related expenses of approximately $123,000. The net increase in salaries and salary related expenses was primarily the result of an accrual for a portion of the incentive bonus payments from our First Half 2006 Exempt Employee Bonus Plan (Bonus Plan) that is expected to be paid out in the third quarter of 2006 subject to the achievement of board-approved performance objectives, partially offset by lower salaries and salary related expenses due to a reduction in headcount.

The overall increase in research and development expenses were partially offset by lower costs associated with purchases of engineering materials of approximately $153,000 and depreciation, which decreased costs by approximately $92,000, as a result of certain property and equipment used in research and development activities becoming fully depreciated in 2005. Research and development personnel decreased to 54 at March 31, 2006 from 65 at March 31, 2005.

Sales and Marketing. Sales and marketing expenses increased to $2.2 million in the first quarter of 2006 from $1.8 million in the first quarter of 2005. This increase was primarily attributable an increase in stock-based compensation charges of approximately $244,000 and a net increase in salaries and salary related expenses of approximately $200,000. The net increase in salaries and salary related expenses was primarily the result of an accrual for a portion of the incentive bonus payments from our Bonus Plan that is expected to be paid out in the third quarter of 2006 subject to the achievement of board-approved performance objectives and to a lesser extent, an increase incentives earned by internal sales personnel due to higher sales in the first quarter of 2006.

Other contributory factors to the overall increase in sales and marketing expenses included an increase in external sales commissions as a result of higher sales in the first quarter of 2006 and higher severance costs, which were partially offset by lower costs associated with advertising, depreciation and facilities costs. Sales and marketing and applications engineering personnel decreased to 35 at March 31, 2006 from 37 at March 31, 2005.

General and Administrative. General and administrative expenses increased to $3.1 million in the first quarter of 2006 from $2.2 million in the first quarter of 2005. This increase was primarily attributable an increase in stock-based compensation charges of approximately $592,000 and a net increase in salaries and salary related expenses of approximately $175,000. The net increase in salaries and salary related expenses was primarily the result of an accrual for a portion of the incentive bonus payments from our Bonus Plan that is expected to be paid out in the third quarter of 2006 subject to the achievement of board-approved performance objectives, partially offset by lower salaries and salary related expenses due to a reduction in headcount.

Other contributory factors to the overall increase in general and administrative expenses included an increase in severance costs of approximately $139,000 and higher costs associated with professional fees (i.e. legal, accounting and public company related expenses) of approximately $82,000, higher facility costs of $76,000 and higher travel costs of approximately $50,000. These increases were partially offset by lower costs associated with employee relocation of $105,000 and a write-off of deferred equity financing costs in the first quarter of 2005 of approximately $215,000. General and administrative personnel decreased to 31 at March 31, 2006 from 34 at March 31, 2005.

Amortization of Acquisition-Related Intangible Assets

We recorded amortization of $449,000 in the first quarter of 2006 and $465,000 in the first quarter of 2005 related to our acquired intangible assets.

See our disclosure under Note 3: “Amortizable acquisition-related intangible assets” in our Notes to Condensed Consolidated Financial Statements set forth above for more information pertaining to the amortization of acquisition-related intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $194,000 in the first quarter of 2006 and $61,000 in the first quarter of 2005. The increase in net interest and other income in the first quarter of 2006 compared to the first quarter of 2005 was primarily attributable higher cash and cash equivalents and short-term investments and an increase in interest rates.

Provision for (Benefit from) Income Taxes

We recorded a $47,000 provision for income taxes in the first quarter of 2006. The income tax provision represents federal and state minimum taxes and income taxes on the earnings of certain foreign subsidiaries. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by the utilization of federal net operating losses.

We recorded a $77,000 benefit from income taxes in the first quarter of 2005. The benefit from income taxes represented our current estimated tax rate for the full year of 2005 and consisted of federal and state minimum taxes and income taxes on the earnings of certain foreign subsidiaries. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by federal net operating losses not utilized.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds received upon completion of our initial public offering in May 2000. In addition, we generated cash flows from operations of $5.4 million in the first quarter of 2006 and $7.3 million in 2005. As of March 31, 2006, we had cash and cash equivalents of $18.1 million and short-term investments of $6.8 million. At March 31, 2006, our working capital approximated $34.3 million. In addition, we had $800,000 of restricted cash as of March 31, 2006. We did not have any short-term or long-term debt at March 31, 2006.

Net cash used in, provided by operating activities

Operating activities provided cash of $5.4 million in the first quarter of 2006. In first quarter of 2006, the primary sources of cash were net income, as adjusted for non-cash charges for depreciation and amortization and stock-based compensation expenses, an increase in accounts payable and other changes in operating assets and liabilities.

Our accounts receivable were $107,000 lower at the end of the first quarter of 2006 compared to the end of 2005. The decrease in accounts receivable was primarily attributable the more efficient collection of accounts receivable, as our accounts receivable decreased even though sales increased from $19.5 million in the fourth quarter of 2005 to $20.9 million in the first quarter of 2006. As a result, our days sales outstanding was 51 days in the first quarter of 2006 compared to 55 days in the fourth quarter of 2005.

Inventories decreased to $8.8 million at March 31, 2006 from $9.0 million at December 31, 2005. The decrease was primarily attributable to lower finished goods inventories as a result of increased inventory turns. Our inventory turns increased to 4.9 at March 31, 2006 from 4.8 as we exited 2005.

Accounts payable increased to $5.1 million at March 31, 2006 from $5.0 million at December 31, 2005. The increase in accounts payable in the first quarter of 2006 was primarily attributable to an increase in purchasing activity.

Net cash used in investing activities totaled $1.2 million in the first quarter of 2006. The primary use of cash in investing activities in the first quarter of 2006 was for purchases of capital equipment and costs related to the acquisition of PDI.

As a result of our acquisition of ISG at the end of 2004, additional cash consideration of up to $7,150,000 may become due and payable for the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of any such payments was earned in 2005 and paid in the second quarter of 2006. The amount paid totaled $1.15 million. Additional payments of up to $3.0 million each may be paid in 2007 and 2008.

Cash provided by financing activities totaled $2.5 million in the first quarter of 2006. The major financing inflow of cash related to proceeds from employee stock plans.

On April 3, 2006, we completed our acquisition of Premier Devices, Inc. (PDI) for 7,000,000 shares of Sirenza common stock, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year. We paid the $14.0 million in cash in the second quarter of 2006. We expect to pay the $6.0 million in promissory notes from our current cash and investments and cash generated from our future operations. The PDI acquisition significantly reduced our cash and investments in second quarter of 2006 and will also reduce our cash and investments in the quarter in which the notes are repaid.

Based on current macro-economic conditions and conditions in the commercial communications, consumer and A&D equipment markets, our current company structure following the acquisition of PDI and our current outlook for 2006, we expect that we will be able to fund our working capital and capital expenditure needs from cash generated from operations and proceeds generated from employee stock plans for at least the next 12 months. Other sources of liquidity that may be available to us are the leasing of capital equipment, a line of credit at a commercial bank, or the sale of our securities. The issuance of any additional shares would result in dilution to our existing stockholders. If we draw on the other sources of liquidity and capital resources noted above to grow our business, execute our operating plans, or acquire complementary technologies or businesses, it could result in increased expense and lower profitability.

Contractual Obligations

As of March 31, 2006, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments	$1,658	$1,000	$658	$—	$—
Additional cash consideration related to the acquisition of ISG Broadband, Inc.	$1,150	$1,150	$—	$—	$—
Unconditional purchase obligations	$1,803	$1,803	$—	$—	$—

Total (1)	$4,611	$3,953	$658	$—	$—

(1)	Total does not include certain purchase obligations as discussed in the three paragraphs immediately below.

Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. We include in unconditional purchase obligations contractual obligations we have with our vendors who supply us with our wafer requirements for IC-based products. Because the wafers we purchase are unique to these suppliers and involve significant expense, our agreements with these suppliers prohibit cancellation subsequent to the production release of the products in our suppliers’ manufacturing facilities, regardless of whether our end customers cancel orders with us or our requirements are reduced. Purchase orders or contracts for the purchase of raw materials, other than wafer requirements for IC-based products, and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within short time horizons. Except for wafers for our IC-based products, we do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

The total indicated in the table above does not include the $14.0 million in cash paid in the second quarter of 2006 to the shareholders of PDI or the $6.0 million in promissory notes issued to shareholders of PDI in connection with our acquisition of PDI in the second quarter of 2006. It also does not include any earn-out payments related to our 2004 acquisition of ISG that may subsequently become payable in 2007 and 2008 if contractually earned.

We expect to fund these contractual obligations with cash and cash equivalents and short-term investments on hand, cash flows from operations and proceeds received from employee stock plans. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different depending on the time of receipt of goods, changes to agreed-upon amounts for some obligations and the closing of the transaction with PDI.

Off-Balance-Sheet Arrangements

As of March 31, 2006 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

There have been no material changes to the recent accounting pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although 78% of our sales were to non-U.S. based customers and distributors in the first quarter of 2006, all sales continue to be denominated in U.S. dollars. As a result, we have not had any material exposure to factors such as changes in foreign currency exchange rates. We expect sales into foreign markets to continue at current levels or increase in future periods, particularly in Europe and Asia. Because Sirenza’s sales are denominated in U.S. dollars, a strengthening of the U.S. dollar could make its products less competitive in foreign markets. Alternatively, if the U.S. dollar were to weaken, it would make our products more competitive in foreign markets, but could result in higher prices from our foreign vendors.

At March 31, 2006, our cash and cash equivalents consisted primarily of bank deposits, federal agency and related securities and money market funds issued or managed by large financial institutions in the United States. We did not hold any derivative financial instruments. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, , a one percent increase or decrease in interest rates would increase or decrease Sirenza’s annual interest income by approximately $249,000, based on our cash and available-for-sale investments balance at March 31, 2006.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval. On April 24, 2006, the court held a hearing regarding the possible final approval of the previously described preliminary settlement between the 300 issuers and the plaintiffs. After hearing arguments from a number of interested parties, the court adjourned the hearing to consider its ruling on the matter, without giving an expected date at which such ruling will be handed down. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

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

Item 1A.	Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Our recent acquisition of PDI may not be successfully integrated or produce the results we anticipate.

The PDI acquisition we closed in April 2006 is the largest Sirenza has ever undertaken by many metrics, including the dollar value paid, the size, complexity, number of locations and geographic footprint of the operations to be integrated, and the number of employees joining us, which roughly tripled our employee base. It is also our first acquisition involving international operations, as most of PDI’s employees and manufacturing are based in Shanghai and Nuremberg. We expect that the integration of PDI’s operations with our own will be a complex, time-consuming and costly process involving each of the typical acquisition risks we discuss below in our risk factor entitled “We expect to make future acquisitions, which involve numerous risks.” In addition we will face, among others, the following related challenges and risks:

•	operating a much larger combined company with operations in China and Germany, where we have limited operational experience;

•	managing personnel with diverse cultural backgrounds and organizational structures;

•	the greater cash management, exchange rate, legal and income taxation risks associated with the combined company’s new multinational character and the movement of cash between Sirenza and its domestic and foreign subsidiaries;

•	managing our lower cash balance immediately following the payment of the purchase price at closing while attempting to integrate and grow the combined company;

•	assessing and maintaining the combined company’s internal control over financial reporting and disclosure controls and procedures as required by U.S. securities laws;

•	increased professional adviser fees related to the new profile of the combined company;

•	unanticipated expenses or tax, environmental or other liabilities associated with the acquired business or its facilities;

•	possible related restructuring expense, severance pay, and charges to earnings from the elimination of redundancies;

•	increased difficulty in financial forecasting for the new combined operation due to unfamiliarity with PDI’s operations, customers and markets or their impact on the overall results of operations of the combined company.

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

Although our income from operations approximated $1.4 million for the three months ended March 31, 2006, $1.2 million for 2005 and $186,000 for 2004, we incurred significant losses from operations in each of the preceding two fiscal years. Losses from operations approximated $6.7 million in 2003 and $11.4 million in 2002. As of March 31, 2006, our accumulated deficit was approximately $86.1 million. It is possible that we will not generate a sufficient level of gross profit to maintain our profitability.

Our gross profit depends on a number of factors, some of which are not within our control, including:

•	changes in our product mix and in the markets in which our products are sold, and particularly in the relative mix of IC, satellite antennae and MCM products sold;

•	changes in the relative percentage of products sold through distributors as compared to direct sales;

•	the cost, quality and efficiency of outsourced manufacturing, packaging and testing services used in producing our products; and

•	the cost, availability and reliability of raw materials and equipment used in producing our products.

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

Even if we do achieve significant gross profit from our product sales, our operating expenses may increase over the next several quarters, as we may, among other things:

•	expand our selling and marketing activities;

•	further build out PDI’s infrastructure, rationalize our manufacturing operations and otherwise integrate the PDI acquisition;

•	experience increases in general and administrative expense related to corporate governance and accounting rule pronouncements or potential or completed acquisitions, capital raising or other strategic transactions; and

•	increase our research and development activities for both existing and new products and technologies.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. Factors that could cause our operating results to fluctuate include:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	general economic growth or decline;

•	fluctuations in manufacturing output, yields, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	telecommunications, consumer or A&D industry conditions generally and demand for products containing RF components specifically;

•	the timing and success of new product and technology introductions by us or our customers or competitors;

•	the effects of changes in accounting standards, in particular the increased expense we anticipate we will recognize related to equity awards in future periods based on our 2006 adoption of SFAS123R;

•	market acceptance of our products;

•	availability, quality and cost of raw materials, equipment, components, semiconductor wafers and internal or outsourced manufacturing, packaging and test capacity;

•	changes in customer purchasing cycles and component inventory levels;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	amounts and timing of investments in R&D;

•	costs and the effects of purchase accounting associated with acquisitions and the integration of acquired companies such as PDI;

•	impairment charges associated with our intangible assets, including goodwill, acquisition-related intangible assets and our investment in GCS;

•	factors affecting our reported domestic and foreign income taxes and income tax rate; and

•	the effects of war, acts of terrorism or geo-political unrest, such as disruption in general economic activity, and the effects on the economy and our business due to increasing oil prices.

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

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to our large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these large OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a dilutive impact on our gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a dilutive effect on our gross margin. In addition, sales of certain of our broadband products, in particular satellite radio antennas, have historically had lower gross margins than sales of our wireless infrastructure products. Therefore, increased sales of satellite radio antenna products in a given period will likely have a dilutive effect on our gross margin. In 2005, sales of antennae products increased significantly as a percentage of our total sales, which had a dilutive effect on our gross margin. Although gross margin differs from product to product, PDI’s gross margin in prior periods has generally been lower than Sirenza’s, and we expect most PDI product gross margins to be lower than our reported gross margin in recent periods, which will likely result in lower gross margins for some time following the closing of the acquisition than we have historically achieved. Other factors that could cause our gross margin to fluctuate include the features of the products we sell, the markets into which we sell our products, the level of integration of our products, the efficiency and effectiveness of our internal and outsourced manufacturing, packaging and test operations, product quality issues, provisions for excess inventories and sales of previously written-down inventories. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

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

In periods of high demand, customers often attempt to “pull-in” the proposed delivery dates of products they have previously ordered from us, which can also make it difficult for us to forecast production levels, capacity and net revenues. While we strive to meet our customers’ changing requirements, if we are unsuccessful in this regard these customers may shift future orders or market share to competitors in response.

We depend on a relatively small number of customers for a significant portion of our net revenues. The loss of any of these customers could materially and adversely affect our net revenues.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in the first quarter of 2006, both Motorola and Sirius individually accounted for, directly or indirectly, more than 10% of our net revenues and our top ten customers accounted for more than 60% of net revenues. PDI also typically has had a high level of customer concentration, and Motorola is one of its largest customers, so we expect that our history of high customer concentration and attendant risk will continue in future periods. While we do enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. The loss of any one of these customers could limit our ability to sustain and grow our net revenues.

If the satellite radio market does not grow or grows at a slow rate, or if our relationship with Sirius weakens, our results of operations may suffer.

More than 10% of our net revenues in the first quarter of 2006 were to Sirius or its subcontractors or CMs. These sales are dependant to a large degree on the continued growth of the aftermarket subscriber base for Sirius’ satellite radio service. We cannot assure you that the market for satellite radio will grow in the future, or that the Sirius subscriber base or the aftermarket segment thereof will increase. Further, we compete with a number of established producers of satellite radio antennae and related equipment for sales to Sirius. Sirius periodically introduces new products and new generations of existing products, including satellite radio antennas, and there can be no guarantee that we will continue to successfully compete to supply such products to Sirius and its contract manufacturers on favorable terms or at all. If the satellite radio market in general or Sirius’ business in particular does not grow or experiences a downturn, or if we fail to compete successfully for Sirius business at any point, our revenues may fail to grow or be materially reduced, and our stock price may decline.

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

The market for our wireless and wireline communications products is characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, is subject to regular decreases in product average selling prices over time. We are unable to predict future prices for our products, but we expect that prices for products that we sell to our large wireless and wireline infrastructure OEM customers in particular, who we expect to continue to account for a majority of our net revenues for the foreseeable future, will continue to be subject to downward pressure. These OEMs continue to require components from their suppliers, including us, to deliver improved performance at lower prices. We also anticipate that a similar pattern may develop in our sales of satellite radio antennas and related products, although these products are at an earlier stage in their life cycle than many of our traditional wireless infrastructure products. Accordingly, our ability to maintain or increase net revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products with higher prices into both the wireless infrastructure and other markets. We are also making a significant effort to develop new sales channels and customer bases in which we hope price competition will not be as significant. There can be no assurance that we will be able to develop significant new customers with less price sensitivity, increase unit sales volumes of existing products, or develop, introduce and/or sell new products not affected by a pattern of steady average selling price declines.

The declining selling prices we have experienced in the past and the pricing pressure we continue to face have also diluted our gross margins and may continue to do so in the future. To maintain or increase our gross margins, we must continue to meet our customers’ design and performance needs while reducing our costs through efficient raw material procurement, low-cost internal and outsourced manufacturing and test operations and continuous process and product improvements. Even if we are able to increase unit sales volumes and reduce our costs per unit, there can be no assurance that we will be able to maintain or increase net revenues or profits.

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

We have historically used stock options and other equity awards as a fundamental component of our employee compensation packages. We believe that our employee equity plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate our employees to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has announced changes to accounting principles generally accepted in the United States that require us to record a charge to earnings for employee stock option grants and other equity awards for all future periods beginning on January 1, 2006. The adoption of this standard has significantly reduced our net income and earnings per share thus far in 2006, and we expect that this trend will continue in future periods. Lower earnings may cause our stock price to fall and may affect our ability to raise capital on acceptable terms. The new accounting standards will reduce our net income, make it more expensive for us to grant options and other equity awards to employees in the future, and are already driving changes in our equity compensation strategy. An example would be our recently reduced use of stock option grants in favor of restricted stock awards, for which the calculation of related compensation expense is more predictable and less volatile. We may need to increase our use of other equity incentives, or other forms of compensation, to adequately motivate and retain our employees. These efforts may be viewed as dilutive to our stockholders or may increase our compensation costs, and if such efforts are unsuccessful, we may have difficulty attracting, retaining and motivating employees.

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

Our reliance on foreign suppliers and manufacturers and our acquisition of PDI exposes us to the economic and political risks of the countries in which they are located.

Independent third parties in other countries, primarily in Thailand, Malaysia, South Korea, Taiwan and the Philippines, package substantially all of our semiconductor products. In addition, all of our satellite antennae manufacturing is outsourced to a subcontractor in the Philippines, and we obtain some of our semiconductor wafers from one supplier located in Germany. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. PDI also has sizeable manufacturing operations in China and Germany which subject us to similar risks. These risks include:

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

We have in the past and will continue to evaluate potential acquisitions of, and investments in, complementary businesses, technologies, services or products, and expect to pursue such acquisitions and investments if appropriate opportunities arise. However, we may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms, or at all. In the event we pursue acquisitions, we will face numerous risks including:

•	difficulties in integrating the personnel, operations, technology or products and service offerings of the acquired company;

•	diversion of management’s attention from normal daily operations of our business;

•	difficulties in entering markets where competitors have stronger market positions;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	difficulties in improving the internal controls, disclosure controls and procedures and financial reporting capabilities of any acquired operations (particularly foreign and formerly private operations) as needed to meet the high standards U.S. public companies are held to in this regard;

•	the loss of any key personnel of the acquired company as well as their know-how, relationships and expertise;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	insufficient net revenues to offset increased expenses associated with any abandoned or realized acquisitions; and

•	additional expense associated with amortization or depreciation of acquired tangible and intangible assets.

Even if a proposed acquisition or alliance is successfully realized and integrated, we may not receive the expected benefits or synergies of the transaction. Past transactions have resulted, and future transactions may result, in significant costs and expenses and charges to earnings. The accounting treatment for any acquisition may result in significant amortizable intangible assets, which when amortized, will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may also result in significant in-process research and development charges, which will negatively affect our consolidated results of operations in the period in which an acquisition is consummated. In addition, any completed, pending or future transactions may result in unanticipated expenses or tax or other liabilities associated with the acquired assets or businesses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The incurrence of indebtedness could limit our operating flexibility and be detrimental to our results of operations, and the issuance of equity securities could be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price.

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

We do not own or operate a semiconductor fabrication facility (fab). We currently rely on five third-party wafer fabs to manufacture most of our semiconductor wafers. These fabs include RF Micro Devices (RFMD) for GaAs devices, Atmel for SiGe devices, TriQuint Semiconductors for our discrete devices, GCS for our InGaP devices, and an Asian foundry that supplies us with LDMOS devices. In 2005, a majority of our semiconductors in terms of both volume and revenue were provided by Atmel, GCS and Northrop Grumman (NG) (formerly TRW).

The loss of one of our third-party wafer fabs, or any reduction of capacity, manufacturing disruption, or delay or reduction in wafer supply, would negatively impact our ability to fulfill customer orders, perhaps materially, and has in the past and could in the future damage our relationships with our customers, either of which could significantly harm our business and operating results.

Some of our contracts with these foundries feature “last-time buy” (LTB) arrangements. An LTB arrangement typically provides that, if the vendor decides to obsolete or materially change the process by which our products are made, we will be given prior notice and opportunity to make a last purchase of wafers in volume. While the goal of the LTB arrangement is to allow us a sufficient supply of wafers in such instances to either meet our future needs or give us time to transition our products to, and qualify, another supply source, there can be no assurance that the volume of wafers provided for under any LTB arrangement will adequately meet our future requirements.

NG has discontinued the operation of the fabrication line on which our GaAs products have historically been made, and we made a last-time buy of wafers in connection with the line shutdown. We believe that through a combination of our current inventory and our efforts to transition customers to products using semiconductors produced by our other foundry partners, we will have a sufficient wafer supply to meet our currently anticipated customer needs. However, there can be no assurance that sufficient supplies of such wafers will become available to the Company, or that our transitioning efforts will be successful and will not result in lost market share.

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

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the IC into its final protective plastic or ceramic casing. We provide the wafers containing the ICs to third-party packagers. Although we currently work with five packagers, substantially all of our amplifier product net revenues in 2005 were attributable to products packaged by two subcontractors. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Unisem, our current primary source for a particular, high-volume commercial package type and Circuit Electronic Industries Public Co., Ltd. (CEI), our second source for this particular package type, would significantly damage our business. In addition, increased packaging costs would adversely affect our gross margins and profitability.

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

We currently outsource a portion of our product manufacturing and testing function, and may do so again where economically advantageous for both the vendor and us. For example, we rely on one manufacturing partner to produce all of our satellite radio antenna products and a significant majority of our broadband products. However, we may be unable to successfully outsource additional manufacturing and testing in the near term, or at all. The selection and ultimate qualification of subcontractors to manufacture and test our products could be costly and increase our cost of revenues. In addition, we also do not know if we will be able to negotiate long-term contracts with subcontractors to manufacture and test our products at acceptable prices or volumes. Further, outsourcing the manufacture of a substantial amount of our products may result in underutilization of our existing manufacturing facility, which could in turn result in a higher cost structure and lower gross margins than if we did not outsource such functions.

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

With respect to our amplifier products, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Agilent, Hittite, M/A-COM, NEC and WJ Communications. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennas and related equipment, including M/A-COM, RecepTec and Wistron NeWeb. For our newer broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Motorola, STMicroeletronics and Philips. With respect to our signal source products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our aerospace, defense and homeland security products, our primary competitors are Hittite, M/A-COM, Spectrum Control and Teledyne. PDI’s CATV products primarily compete with those of RFHIC, Anadigics and Philips, and its wireless infrastructure products primarily compete with WJ Communications, M/A-COM and Minicircuits. We also compete in a sense with our own large communications OEM customers, who often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third party providers such as us. Competition in each of our markets is typically based on a combination of price, performance, product quality and reliability, customer support and the ability of each supplier to meet production deadlines and provide a steady source of supply. Market share at our large OEM customers in particular tends to fluctuate from year to year based not only on our relative success compared to our competitors in finding the right balance of these factors, but also based on changes in the willingness of customers to have only one source of supply. For example, we may have a 100% share of the supply of a particular product to a customer one year and only 50% the next based on the customer deciding to employ a second source for risk management or other reasons not related to our performance as a supplier.

We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market and we may see future competition from companies that may offer new or emerging technologies. In addition, future competition may come from component suppliers based in countries with lower production costs, or IC manufacturers as they add additional integrated functionality at the chip level that could supplant our products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our products are sold to international customers, which exposes us to numerous risks.

A substantial portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Korea, Singapore, Philippines, Finland, Germany and Sweden. International sales approximated 78% of our net revenues in the first quarter of 2006, the majority of which was attributable to CMs and OEMs located in Asia. Demand for our products in foreign markets could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. For example, we rely on Analog Devices for the ICs utilized in the manufacture of our PLL products, and we also rely on limited sources for certain packaging materials. If we, or our packaging subcontractors, are unable to obtain these or other materials in the required quantity and quality, we could experience delays or reductions in product shipments, which would materially and adversely affect our profitability. Although we have not experienced any significant difficulty to date in obtaining these materials, temporary shortages and low manufacturing yields have arisen in the past and may arise in the future. If key components or materials are unavailable, while we would hope to be able to remedy through cooperation with the suppliers, locating alternate sources of supply or otherwise, our costs could increase and our net revenues could decline.

We may experience difficulties in managing any future growth.

Our ability to successfully manage our business plan in a rapidly evolving market requires us to effectively plan and manage any future growth. Our ability to manage future growth will be dependent in large part on a number of factors, including:

•	maintaining access to sufficient manufacturing capacity to meet customer demands;

•	arranging for sufficient supply of key components to avoid shortages of components that are critical to our products;

•	hiring additional skilled technical, marketing and managerial personnel;

•	adhering to our high quality and process execution standards, particularly as we hire and train new employees and during periods of high volume;

•	managing the various components of our working capital effectively in periods where cash on hand is limited;

•	upgrading our operational and financial systems, procedures and controls, including possible improvement of our accounting and internal management systems; and

•	maintaining high levels of customer satisfaction.

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

The implementation of new technological or legal requirements, such as recycling requirements and lead-free initiatives, has impacted our products and manufacturing processes, and could affect the timing of product introductions, the cost and commercial success of our products and our overall profitability. For example, a directive in the European Union bans the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, many of our customers have begun demanding products that do not contain these banned substances and have indicated that they will no longer design in non-compliant components. Because many of our IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we must redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand.

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

Our founding stockholders control a significant amount of our outstanding common stock. In addition, in connection with the closing of the PDI acquisition, we issued 7,000,000 shares of our common stock to Phillip Liao and his spouse, and Mr. Liao became an officer and director of Sirenza. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of March 31, 2006 approximately $47.9 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions of Xemod, Vari-L and ISG and investment in GCS. The remaining $1.9 million of net proceeds have been invested in interest bearing cash equivalents and investments.

Repurchase of Equity Securities

The table below summarizes our repurchases of our common stock in the first quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 2006	7,000	$0.001
February 2006	—	—
March 2006	1,386	—

None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were ordinary course of business reacquisitions at cost or forfeitures at no cost of unvested common stock previously issued pursuant to restricted stock purchase rights issued to employees under our 1998 Stock Plan in connection with the termination of their employment with Sirenza.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of February 4, 2006, by and among the Registrant, Premier Devices, Inc., Penguin Acquisition Corporation, Phillip Chuanze Liao and Yeechin Shiong Liao. (0)

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement by and Among the Registrant, Phillip Liao and Yeechin Liao, effective as of April 3, 2006. (5)

10.1**	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)

10.2	Form of Promissory Note issued by the Registrant to each of Phillip Liao and Yeechin Liao on April 3, 2006. (5)

10.3**	Executive Employment Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (5)

10.4**	Non-Competition Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (5)

10.5	Escrow Agreement by and among the Registrant, Phillip Liao, Yeechin Liao and U.S. Bank National Association, effective as of April 3, 2006. (5)

10.6**	Amended and Restated 1998 Stock Plan, as amended January 19, 2006. (6)

10.7**	Employee Stock Purchase Plan, as amended October 27, 2005. (7)

10.8**	Description of First Half 2006 Cash Incentive Plan

10.9**	Form of Restricted Stock Purchase Right. (8)

10.10**	General Incentive Plan Terms and Conditions. (8)

11.1	Statement regarding computation of per share earnings. (9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(0)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2006, filed with the Securities and Exchange Commission on February 6, 2006.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 3, 2006, filed with the Securities and Exchange Commission on April 6, 2006.

(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 19, 2006, filed with the Securities and Exchange Commission on January 20, 2006.

(7)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2005, filed with the Securities and Exchange Commission on November 1, 2005.

(8)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2006, filed with the Securities and Exchange Commission on February 2, 2006.

(9)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2006	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK President, Chief Executive Officer and Director

DATE: May 10, 2006	/s/ Charles R. Bland
CHARLES R. BLAND Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of February 4, 2006, by and among the Registrant, Premier Devices, Inc., Penguin Acquisition Corporation, Phillip Chuanze Liao and Yeechin Shiong Liao. (0)

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement by and Among the Registrant, Phillip Liao and Yeechin Liao, effective as of April 3, 2006. (5)

10.1**	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)

10.2	Form of Promissory Note issued by the Registrant to each of Phillip Liao and Yeechin Liao on April 3, 2006. (5)

10.3**	Executive Employment Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (5)

10.4**	Non-Competition Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (5)

10.5	Escrow Agreement by and among the Registrant, Phillip Liao, Yeechin Liao and U.S. Bank National Association, effective as of April 3, 2006. (5)

10.6**	Amended and Restated 1998 Stock Plan, as amended January 19, 2006. (6)

10.7**	Employee Stock Purchase Plan, as amended October 27, 2005. (7)

10.8**	Description of First Half 2006 Cash Incentive Plan

10.9**	Form of Restricted Stock Purchase Right. (8)

10.10**	General Incentive Plan Terms and Conditions. (8)

11.1	Statement regarding computation of per share earnings. (9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(0)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2006, filed with the Securities and Exchange Commission on February 6, 2006.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 3, 2006, filed with the Securities and Exchange Commission on April 6, 2006.

(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 19, 2006, filed with the Securities and Exchange Commission on January 20, 2006.

(7)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2005, filed with the Securities and Exchange Commission on November 1, 2005.

(8)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2006, filed with the Securities and Exchange Commission on February 2, 2006.

(9)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.