Form 10-Q
period 2006-06-30
SIRENZA MICRODEVICES INC
filed 2006-08-09
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

As of June 30, 2006 there were 45,176,312 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,065	$11,266
Short-term investments	4,004	6,979
Accounts receivable, net	21,298	11,856
Inventories	20,313	8,961
Other current assets	2,057	1,338

Total current assets	58,737	40,400
Property and equipment	13,611	6,013
Investment in GCS	3,065	3,065
Other non-current assets	1,162	1,515
Acquisition-related intangibles	40,052	5,083
Goodwill	43,603	6,413

Total assets	$160,230	$62,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,424	$4,999
Accrued compensation and other expenses	6,534	4,822
Other accrued liabilities	1,457	586
Deferred margin on distributor inventory	1,225	950
Notes payable in connection with the acquisition of PDI	6,000	—
Deferred tax liabilities	1,420	—
Capital lease obligations	396	—

Total current liabilities	30,456	11,357
Capital lease obligations, long term portion	528	—
Deferred tax liabilities, non-current	10,429	—
Accrued pension	2,689	—
Other liabilities, non-current	242	391
Commitments and contingencies
Stockholders’ equity:
Common stock	44	37
Additional paid-in capital	198,230	138,660
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive income (loss)	1,801	(65)
Accumulated deficit	(84,024)	(87,726)

Total stockholders’ equity	115,886	50,741

Total liabilities and stockholders’ equity	$160,230	$62,489

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$39,033	$15,267	$59,925	$27,434
Cost of revenues	24,507	8,667	35,320	15,508

Gross profit	14,526	6,600	24,605	11,926
Operating expenses:
Research and development	3,233	2,563	6,109	5,374
Sales and marketing	3,013	1,872	5,239	3,703
General and administrative	4,332	2,164	7,424	4,364
Amortization of acquisition-related intangible assets	1,503	465	1,952	930
Restructuring	—	(33)	—	(33)

Total operating expenses	12,081	7,031	20,724	14,338

Income (loss) from operations	2,445	(431)	3,881	(2,412)
Interest and other income (expense), net	28	(122)	222	(61)

Income (loss) before income taxes	2,473	(553)	4,103	(2,473)
Provision for (benefit from) income taxes	353	(22)	400	(99)

Net income (loss)	$2,120	$(531)	$3,703	$(2,374)

Basic net income (loss) per share	$0.05	$(0.01)	$0.09	$(0.07)

Diluted net income (loss) per share	$0.05	$(0.01)	$0.09	$(0.07)

Shares used to compute basic net income (loss) per share	44,444	35,722	40,681	35,593

Shares used to compute diluted net income (loss) per share	46,360	35,722	42,620	35,593

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income (loss)	$3,703	$(2,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,126	3,114
Compensation expense related to employee equity awards	2,457	65
Other	20	16
Changes in operating assets and liabilities:
Accounts receivable	(3,569)	2,419
Inventories	594	187
Other assets	5	(299)
Accounts payable	535	171
Accrued expenses	840	(1,060)
Accrued pension	131	—
Other liabilities	—	174
Accrued restructuring	—	(426)
Deferred margin on distributor inventory	275	(232)

Net cash provided by operating activities	9,117	1,755
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net	3,015	(155)
Purchases of property and equipment	(2,407)	(550)
Pay-out of ISG contingent consideration	(1,150)	—
Purchase of PDI, net of cash acquired and acquisition costs accrued	(13,300)	—

Net cash used in investing activities	(13,842)	(705)
Financing Activities
Principal payments on capital lease obligations	(107)	(37)
Proceeds from exercise of stock options and employee stock plans	4,073	928

Net cash provided by financing activities	3,966	891
Effect of exchange rate changes on cash	558	—
Increase (decrease) in cash and cash equivalents	(201)	1,941
Cash and cash equivalents at beginning of period	11,266	2,440

Cash and cash equivalents at end of period	$11,065	$4,381

Supplemental disclosures of noncash investing and financing activities
Purchase of PDI, net of accrued amounts	$550	$—
Reclassification of property and equipment and other	$95	$549
Issuance of common stock in connection with the acquisition of PDI	$53,000	$—
Issuance of note payable in connection with the acquisition of PDI	$6,000	$—
Purchase price adjustments	$1,432	$—
Equipment acquired under capital lease	$252	$—

See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

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

The Company uses the U.S. dollar as its functional currency for its foreign wholly owned subsidiaries in Canada and the United Kingdom and its representative offices in China and India. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates and revenues and expenses are remeasured at average exchange rates in effect during the period. Transaction gains and losses resulting from the process of remeasurement are included in net earnings.

The Company has designated the local currency as the functional currency for its foreign subsidiaries in Germany and China, which the Company acquired as part of its acquisition of Premier Devices, Inc. (PDI). See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on the PDI acquisition. These subsidiaries primarily expend cash in their local respective currencies. The assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated at the average monthly exchange rate. Translation adjustments are recorded in accumulated other comprehensive income (loss).

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

Note 2: Stock-Based Compensation

At June 30, 2006, the Company’s 1998 Stock Plan (the 1998 Plan) was the only stock-based employee compensation plan impacted by the adoption of SFAS 123R and is described more fully below. Equity awards granted under the 1998 Plan have historically consisted of stock options and more recently restricted stock purchase rights, or stock awards. The total compensation expense related to this plan was approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2006. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25. Accordingly, the Company did not typically recognize compensation expense for stock option grants, as it granted stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, in 2004, the Company began granting stock awards at an exercise price of par value ($0.001 per share) which are subject to a right of reacquisition by the Company at cost or for no consideration. The Company measures the fair value of the stock awards based upon the fair market value of the Company’s common stock on the dates of grant and recognizes any resulting compensation expense, net of a forfeiture rate, on a straight-line basis over the associated service period, which is generally the vesting term of the stock awards. The Company typically estimates forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

As a result of adopting SFAS 123R, the impact to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 for income before income taxes and net income was $934,000 and $1.9 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on basic earnings per share for the three and six months ended June 30, 2006 was $0.02 per share and $.05 per share, respectively. The impact on diluted earnings per share for the three and six months ended June 30, 2006 was $0.02 per share and $.04 per share, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Due to the utilization of net operating loss carryforwards, the Company did not realize tax benefit for the tax deduction from stock option exercises for the three and six months ended June 30, 2006 and June 30, 2005.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss - as reported	$(531)	$(2,374)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported, net of related tax effects	46	65
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,767)	(3,495)

Pro forma net loss	$(2,252)	$(5,804)

Net loss per share:
Basic and diluted - as reported	$(0.01)	$(0.07)

Basic and diluted - pro forma	$(0.06)	$(0.16)

Note that the above pro forma disclosure is provided for the three and six months ended June 30, 2005 because employee stock options were not accounted for using the fair-value method during those periods.

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

The Company has not granted any stock options subsequent to the third quarter of 2005. The fair value of all previously granted stock options was estimated on the date of grant using a Black-Scholes option pricing model. The Company’s volatility computation for the three and six months ended June 30, 2005 was based on a historical-based volatility. The expected life computation for the three and six months ended June 30, 2005 was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair value as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Weighted average fair value of grant	$2.54	$3.40
Risk-free interest rate	3.87%	3.88%
Dividend yield	0%	0%
Expected volatility	112%	113%
Expected life (in years)	5.12	5.13

A summary of stock option activity under the 1998 Plan as of June 30, 2006 and changes during the three months ended June 30, 2006 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	3,458,248	$2.64
Granted	—
Exercised	(457,551)	$3.16
Forfeited/cancelled/expired	(70,949)	$4.52

Outstanding at June 30, 2006	2,929,748	$2.51	6.71	$28,216

Exercisable at June 30, 2006	2,255,571	$2.38	6.47	$22,014

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended June 30, 2006 was $4.1 million. The total fair value of stock options vested and expensed was approximately $927,000, net of tax, for the three months ended June 30, 2006.

As of June 30, 2006, $2.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.80 years.

Cash received from stock option exercises for the three months ended June 30, 2006 was approximately $1.4 million.

Nonvested stock awards as of June 30, 2006 and changes during the three months ended June 30, 2006 were as follows:

Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2006	370,992	$4.55
Granted	24,750	$12.57
Vested	—	$—
Forfeited/cancelled/expired	(1,813)	$6.87

Nonvested at June 30, 2006	393,929	$5.04

As of June 30, 2006, there was $1.1 million of unrecognized stock-based compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 0.99 years.

Total stock-based compensation expense related to stock options and stock awards under the 1998 Plan was allocated as follows:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	(in thousands)			(in thousands)
	Stock Options	Stock Awards	Total	Stock Options	Stock Awards	Total
Cost of sales	$132	$53	$185	$192	$80	$272
Research and development	175	91	266	363	155	518
Sales and marketing	203	51	254	407	86	493
General and administrative	424	139	563	948	230	1,178

Total stock-based compensation expense (1)	$934	$334	$1,268	$1,910	$551	$2,461

(1)	Stock-based compensation costs capitalized into inventory of approximately $46,000 are not included in the table above.

Note 3: PDI Acquisition

On April 3, 2006 (“the closing date”), Sirenza acquired Premier Devices, Inc. (“PDI”) in exchange for 7.0 million shares of Sirenza common stock, valued at approximately $53.0 million, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing one year from the date of issuance, and approximately $2.1 million in estimated direct transaction costs for a preliminary purchase price of $75.1 million. The fair value of the Company’s common stock issued in connection with the PDI acquisition was derived using an average market price per share of Sirenza common stock of $7.58, based on the average of the closing prices for a range of trading days commencing February 2, 2006 and ending February 8, 2006 around the announcement date (February 6, 2006) of the acquisition. PDI is a designer, manufacturer and marketer of RF components headquartered in San Jose, California with manufacturing operations in Shanghai, China and Nuremberg, Germany. This acquisition expanded both the depth and breadth of Sirenza’s products by adding PDI’s CATV amplifier, module and optical receiver offerings as well as its line of passive RF components such as mixers, splitters, transformers, couplers, isolators, circulators and amplifiers. The acquisition brought Sirenza design and manufacturing capabilities in Asia and Europe, including PDI’s passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. Sirenza believes that these new product offerings and capabilities advance its strategic objective of diversifying and expanding its end markets and applications. The Company’s results of operations include the effect of the PDI acquisition from the date of acquisition (April 3, 2006) and are being reported as a separate business segment.

Sirenza, Phillip Chuanze Liao and Yeechin Shiong Liao (“the Liaos”) (the sole shareholders of PDI) and U.S. Bank National Association (the “Escrow Agent”) entered into an Escrow Agreement dated as of February 4, 2006 (the “Escrow Agreement”) which became effective at closing. Pursuant to the Escrow Agreement, upon the closing of the merger, 3.5 million of the 7.0 million shares of Sirenza common stock to be issued to the Liaos as consideration in the merger were placed in a 2-year escrow as security for their indemnification obligations pursuant to the merger agreement. The Liaos retain voting rights with respect to their stock held in escrow. The Liaos may release the shares from escrow earlier by depositing in the escrow in lieu of the shares $7.215 million in cash less the amount of any indemnity payments made from the escrow through that date. The Liaos may also arrange for sales of the escrowed shares with the proceeds of such sales being deposited in the escrow until the amount specified in the immediately preceding sentence has been deposited, at which time any remaining shares will be released. Any indemnification claims made by Sirenza against the escrow may be paid in cash or in escrowed shares, with such shares being valued at the closing price of Sirenza’s common stock as reported on the Nasdaq National Market on the date such claim is finally resolved.

The aggregate purchase price is estimated to be $75.1 million as follows (in thousands):

Cash consideration including promissory notes	$20,000
Sirenza common stock issued to PDI, net of estimated issuance costs	53,000
Acquisition related costs	2,100

Aggregate purchase price	$75,100

The acquisition has been accounted for utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price has been prepared based on preliminary estimates of fair values.

Due to a series of transactions that occurred prior to the date that Sirenza acquired the stock of PDI, PDI may have realized certain contingent income tax liabilities that were not recorded in its financial statements. Sirenza is in the process of evaluating the likelihood that these liabilities would be assessed as well as the amount of such liabilities. Sirenza’s preliminary estimate of any contingent tax liabilities is between zero and $17.0 million. Any adjustments to record a liability or cash payout related to the aforementioned tax contingencies will be recorded as additional goodwill and are not expected to affect Sirenza’s reported operating results. Sirenza cannot assure you that the portion of the PDI purchase price held in escrow to secure indemnification obligations of the former PDI shareholders will be sufficient to offset any amounts that Sirenza may be obligated to pay related to such tax contingencies, or that such indemnification obligations will not expire prior to the time that Sirenza becomes obligated to pay such amounts, if any.

Sirenza does not anticipate direct transaction costs to be materially different than the current estimate of $2.1 million.

The preliminary allocation of the purchase price is summarized below (in thousands):

Cash	$2,089
Accounts Receivable	5,873
Inventory	11,900
Prepaid and other current assets	764
Deferred tax assets, current	24
Property, plant and equipment	7,015
Other non-current assets	50
Deferred tax assets, non-current	122
Amortizable intangible assets:
Developed product technology	10,800
Customer relationships	25,500
Goodwill	34,985
Accounts payable	(4,772)
Income taxes payable	(2,150)
Accrued liabilities and other	(1,884)
Deferred tax liabilities, current and non-current	(11,564)
Notes payable	(343)
Capital lease obligations, current	(271)
Accrued pension	(2,530)
Capital lease obligations, non-current	(508)

$75,100

Developed product technology consists of CATV, passive RF components and engineered technical solution products and capabilities for use in the communications market that are technologically feasible. The developed product technology expanded the depth and breadth of Sirenza’s products and increased Sirenza’s design and manufacturing capabilities in Asia and Europe. Sirenza is amortizing the fair value of developed product technology on a straight-line basis over a period of 6.75 years, or 81 months, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

Customer relationships represent PDI’s relationships with its CATV, passive RF component and engineered technical solution customers. Sirenza is amortizing the fair value of customer relationships on a straight-line basis over a period of 9.75 years, or 117 months, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

Of the total estimated purchase price, approximately $35.0 million has preliminarily been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill resulting from this acquisition is not deductible for tax purposes.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that Sirenza management determines that the goodwill has become impaired, Sirenza will incur an accounting charge for the amount of impairment during the period in which the determination is made.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of Sirenza and PDI as if the acquisition had occurred on January 1, 2005. The reported results for the three and six-month periods ended June 30, 2006 include the results of PDI from April 3, 2006 (the acquisition date). Adjustments of $1.1 million, $1.1 million, $1.1 million and $2.1 million have been made to the combined results of operations for the three and six-month periods ended June 30, 2006 and 2005, respectively, reflecting amortization of acquisition-related intangible assets, as if the acquisition had occurred on January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net revenues	$39,033	$27,348	$68,600	$49,514
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	2,120	(2,291)	1,337	(3,984)
Net income (loss)	2,120	(2,291)	1,337	(3,984)
Basic net income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.05	$(0.05)	$0.03	$(0.09)
Net income (loss)	$0.05	$(0.05)	$0.03	$(0.09)
Diluted net income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.05	$(0.05)	$0.03	$(0.09)
Net income (loss)	$0.05	$(0.05)	$0.03	$(0.09)

The unaudited pro forma financial information above includes the following material, unusual, infrequent or non-recurring charges related to Sirenza: the write-off of costs associated with abandoned merger and acquisition activities of $275,000 in the three and six-month periods ended June 30, 2005, costs associated with a litigation settlement of $201,000 in the three and six-month periods ended June 30, 2005, the write-off of deferred equity financing costs of $215,000 in the six-month period ended June 30, 2005 and severance costs of $216,000 in the six-month period ended June 30, 2006.

Note 4: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets totaled $1.5 million and $465,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $2.0 million and $930,000 for the six-month periods ended June 30, 2006 and 2005, respectively. The amortization of acquisition-related intangible assets in the three and six month periods ended June 30, 2006 included amortization associated with the Company’s prior acquisitions, including PDI. The amortization of acquisition-related intangible assets in the three and six month periods ended June 30, 2005 included amortization associated with the Company’s prior acquisitions. Acquisition-related intangible assets related to the ISG acquisition are being amortized over the periods in which the economic benefits of such assets are expected to be used. Acquisition-related intangible assets related to the Company’s prior acquisitions, other than ISG, are being amortized on a straight-line basis, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	June 30, 2006				December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Rate Change	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Customer Relationships	$26,470	$1,595	$451	$25,326	$970	$921	$49
Developed Product Technology	17,610	3,883	170	13,897	6,810	2,793	4,017
Core Technology Leveraged	860	156	—	704	860	18	842
Patented Core Technology	700	575	—	125	700	525	175

Total	$45,640	$6,209	$621	$40,052	$9,340	$4,257	$5,083

The weighted average amortization period of the Company’s acquisition-related intangible assets is as follows (in months):

Developed Product Technology	75
Customer Relationships	114
Core Technology Leveraged	60
Patented Core Technology	53

As of June 30, 2006, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2006 (remaining 6 months)	$3,008
2007	5,824
2008	5,442
2009	4,533
2010	4,347
Thereafter	16,277

$39,431

Amortization expense included in the table above is subject to change due to foreign currency fluctuations as a significant portion of the Company’s acquisition-related intangible assets are related to foreign subsidiaries.

Note 5: Goodwill

The changes in the carrying amount of goodwill during six months ended June 30, 2006 are as follows (in thousands):

	SMDI Segment	PDI Segment	Total
Balance as of December 31, 2005	$6,413	$—	$6,413
Goodwill acquired during the period	—	34,985	34,985
Goodwill adjustments	1,457	(25)	1,432
Effect of foreign currency rate change	—	773	773

Balance as of June 30, 2006	$7,870	$35,733	$43,603

The SMDI segment goodwill adjustment above relates to the accrual of $1.5 million for the 2006 ISG earn-out in the second quarter of 2006.

Note 6: Inventories

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

The Company sold previously written-down inventory products with an original cost basis of approximately $90,000 and $79,000 in the first and second quarters of 2006, respectively, and $259,000 for the year ended December 31, 2005. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories increased the Company’s gross margin for the three months ended June 30, 2006 by less than one percentage point. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$10,393	$3,740
Work-in-process	2,638	1,422
Finished goods	7,282	3,799

	$20,313	$8,961

Note 7: Investment in GCS

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

The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average common shares outstanding	44,444	35,722	40,681	35,593
Dilutive effect of employee stock options and awards	1,916	—	1,939	—

Weighted average common shares outstanding, assuming dilution	46,360	35,722	42,620	35,593

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and employee stock awards.

The effect of options to purchase 5,000 shares of common stock have not been included in the computation of diluted net loss per share for the quarter ended June 30, 2006 as the effect would have been antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

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

Note 9: Retirement Benefit Plan

As a result of the acquisition of PDI, the Company now maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with an unfunded obligation of approximately $2.6 million.

The components of the net periodic benefit cost for the defined benefit pension plan were as follows (in thousands):

Three and Six Months Ended June 30, 2006
Service cost	$30
Interest cost	30
Expected return on plan assets	—
Recognized actuarial loss	—

Net periodic benefit cost	$60

The actuarial assumptions used to calculate the net periodic benefits cost for the defined benefit pension plan were as follows:

2006
Discount rate	4.8%
Rate of compensation increase	2.5%

Note 10: Derivatives

As a result of the acquisition of PDI, the Company now conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the condensed consolidated financial statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Germany and China use the local currency as their functional currency as the majority of their purchases are transacted in the local currency. However, revenue for these foreign subsidiaries is invoiced and collected in both the local currency and in U.S. dollars, typically depending on the preference of the customer. To hedge against the risk of Euro to U.S. dollar exchange rate fluctuations, the Company’s German subsidiary has contracted with a financial institution to sell U.S. dollars and buy Euros at fixed exchange rates at specific dates in the future. While the Company continues to evaluate strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, it cannot ensure that it will not recognize gains or losses from international transactions. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect the Company’s operating results.

As of June 30, 2006, the notional amount of these short-term foreign currency forward contracts totaled $6.0 million. The fair market value of these forward contracts was $244,000 as of June 30, 2006 and is currently classified as “Other current assets”. The Company elected not to classify the hedge for hedge accounting treatment and as a result all gains and losses are recognized in earnings. Foreign currency forward contract gains, net of foreign currency transaction losses, approximated $153,000 during the three months ended June 30, 2006.

Note 11: Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$2,120	$(531)	$3,703	$(2,374)
Change in net unrealized gains (losses) on available-for-sale investments	22	29	40	(25)
Change in cumulative translation adjustment	1,826	—	1,826	—

Total comprehensive income (loss)	$3,968	$(502)	$5,569	$(2,399)

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	June 30, 2006	December 31, 2005
Accumulated net unrealized loss on available-for-sales investments	$(25)	$(65)
Cumulative translation adjustment	1,826	—

Total accumulated other comprehensive income (loss)	$1,801	$(65)

Note 12: Segments of an Enterprise and Related Information

In 2005, the Company operated in three product-oriented business segments, our Amplifier division, which consisted of our amplifier, power amplifier, power module, transceiver, discrete and active antenna product lines, our Signal Source division, which consisted of our voltage controlled oscillator, or VCO, phase-locked loop, or PLL, and other MCM products, and our A&D division, which used resources and technologies from our Amplifier and Signal Source divisions for specific applications in the A&D and homeland security end markets. In the first quarter of 2006, in conjunction with the revision of our organizational structure from a product-oriented focus to an end-market focus, we moved from a three-segment reporting structure to a structure consisting of one RF component sales segment. The Company determined it was in the best interests of its customers, stockholders and employees to realign the organization to better support the Company’s strategic goals.

As a result of the acquisition of PDI in April 2006, we currently operate in two business segments: the PDI segment, consisting of the business and product lines we acquired from PDI, and the SMDI segment, consisting of Sirenza’s pre-existing RF component sales business.

SMDI Segment:

The SMDI segment consists of the Company’s RF component sales business predating the acquisition of PDI in April 2006. The products of the SMDI segment currently serve five principal end markets noted below:

•	Mobile Wireless—this market includes global mobile wireless infrastructure applications, with particular focus on leading standards, including GSM, WCDMA, CDMA, and TD-SCDMA infrastructure opportunities.

•	Broadband and Consumer Applications—this market includes digital satellite radio applications, digital TV, or DTV, CATV set-top boxes, as well as CATV infrastructure applications.

•	Standard and Catalog Products—this market includes established and emerging mid-level to smaller customers in a variety of end markets, such as point-to-point, network repeaters, and RFID, to which the Company largely markets catalog products through its global sales distribution and sales representative networks.

•	Wireless Access Applications—this market includes the WiMAX, WiFi and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

•	Aerospace and Defense Applications—this market includes aerospace, military/defense and homeland security applications.

Within the SMDI segment’s marketing function the Company has established five market-facing strategic business units, or SBUs, which allow the segment to further concentrate and prioritize its efforts in strategic planning, product development, and marketing of the segment’s products to better support its worldwide customers. Although the Company’s chief operating decision maker reviews disaggregated revenue information by SBU with the SMDI segment, the SBUs do not have separate profit and loss statements reviewed by the Company’s chief operating decision maker, and accordingly are aggregated and reported within the single SMDI segment.

PDI Segment:

The PDI segment consists of the business acquired on April 3, 2006 from Premier Devices, Inc. The PDI segment designs and manufactures RF components and consists of CATV amplifier, module and optical receiver products, a line of passive RF components such as mixers, splitters, transformers, couplers, isolators, circulators and amplifiers, as well as passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. The majority of the PDI segment’s manufacturing operations is conducted in Shanghai, China and Nuremberg, Germany.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated income or loss before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues within the SMDI segment. Revenue is defined as revenues from external customers.

Segment information is summarized as follows (in thousands):

	SMDI	PDI	Total Company
For the three months ended June 30, 2006
Net revenues from external customers	$25,018	$14,015	$39,033
Operating income (loss)	$3,298	$(853)	$2,445
For the six months ended June 30, 2006
Net revenues from external customers	$45,910	$14,015	$59,925
Operating income (loss)	$4,734	$(853)	$3,881
For the three months ended June 30, 2005
Net revenues from external customers	$15,267	$—	$15,267
Operating income (loss)	$(431)	$—	$(431)
For the six months ended June 30, 2005
Net revenues from external customers	$27,434	$—	$27,434
Operating income (loss)	$(2,412)	$—	$(2,412)

The disaggregated revenue information reviewed by the CODM within the SMDI segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Aerospace, Defense and Homeland Security	$1,814	$744	$3,312	$1,471
Broadband and Consumer	5,650	3,615	10,842	4,199
Mobile Wireless	9,336	5,639	16,522	11,135
Standard Products	4,914	5,003	9,408	10,160
Wireless Access	3,304	266	5,826	469

Total SMDI segment net revenues	$25,018	$15,267	$45,910	$27,434

The segment information above has been restated to reflect the change in the number of the Company’s segments from three in 2005 to two in the second quarter of 2006.

Note 13: Contingencies

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court held a hearing regarding the possible final approval of the previously described preliminary settlement between the 300 issuers and the plaintiffs. After hearing arguments from a number of interested parties, the court adjourned the hearing to consider its ruling on the matter, without giving an expected date at which such ruling will be handed down. The settlement remains subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. In addition, we do not believe the ultimate outcome will have a material adverse impact on our results of operations or financial condition.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. In December 2005, we moved for summary judgment dismissing Mini-Circuits’ claims, and Mini-Circuits cross-moved for summary judgment dismissing Sirenza’s counterclaims. After the summary judgment motions were filed, Mini-Circuits voluntarily withdrew its claim for breach of the implied warranty of fitness for a particular purpose, and we voluntarily withdrew our counterclaim for tortious interference. A preliminary ruling by a Magistrate Judge assigned to the case determined that factual issues requiring a trial preclude dismissal of Mini-Circuits’ claims on our summary judgment motion, and recommended dismissal of our remaining counterclaims. The Court’s review of the Magistrate’s recommendation is pending. Even though we believe Mini-Circuits’ claims to be without merit and we intend to defend the case and to assert our remaining counterclaims vigorously to the extent we are allowed to do so by the Court, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of June 30, 2006. Even if we are entirely successful in the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

On December 16, 2004, we acquired ISG Broadband, Inc., or ISG, for an aggregate purchase price of $7.7 million, consisting of $6.9 million in cash and $789,000 in direct transaction costs incurred. Additional cash consideration of up to $7.15 million was also provided for subject to the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. To the extent sales of the selected products achieve a minimum gross margin percentage, the Company will be required to make additional payments to the former shareholders of ISG for a portion or all of the gross profit earned on such sales, up to a pre-defined maximum, as outlined below. The future cash payout of additional consideration, if any, will be payable in the first or second quarter following the end of the applicable annual earn-out period, as outlined below, and will be recorded as additional goodwill.

As of December 31, 2005, the Company determined it to be probable that the full earn-out of $1.15 million related to the year ended December 31, 2005 would be paid. Accordingly, the Company had accrued for the expected payment of the earn-out on its consolidated balance sheet in “Accrued compensation and other expenses” and correspondingly increased goodwill by $1.15 million. The $1.15 million earn-out related to the year ended December 31, 2005 was paid in the second quarter of 2006.

As of June 30, 2006, the Company determined it to be probable that at least $1.5 million related to the year ended December 31, 2006 would be paid. Accordingly, the Company has accrued for the expected payment of this portion of the potential earn-out on its consolidated balance sheet in “Other accrued liabilities” and correspondingly increased goodwill by $1.5 million. The $1.5 million earn-out related to the year ended December 31, 2006 is expected to be paid in the second quarter of 2007.

The range of possible earn-out payments for the years ended December 31, 2006 and 2007 is as follows (in thousands):

	Possible Payment Range
Earn-out Period	Low End of Range	High End of Range
Year ending December 31, 2006	$1,457	$3,000
Year ending December 31, 2007	—	3,000

	$1,457	$6,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described under “Risk Factors.”

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the directions in which our business and products are moving, followed by an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting policies and estimates that we believe require us to make the most significant judgments in the preparation of our consolidated financial statements. In the next section we discuss the results of our operations for the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005. We then provide an analysis of our cash flows, including the impact on cash of important balance sheet changes, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations.”

Company Overview

Sirenza Microdevices is a supplier of radio frequency, or RF, components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets. Our products are designed to optimize the reception and transmission of voice, video and data signals in mobile wireless communications networks and in other wireless and wire-line applications.

Commercial communications applications for our RF components include mobile wireless infrastructure networks, wireless local area networks, or WiFi, fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks, cable television, or CATV, set-top boxes and radio frequency identification, or RFID, readers. We also supply components to consumer-oriented end markets including antennae and receivers for satellite radio, as well as tuner-related integrated circuits, or ICs, for high-definition television, or HDTV. Our aerospace, defense and homeland security, or A&D, products include RF components for government, military, avionics, space and homeland security systems.

We believe that our customers value our focus on the needs of customer-specific applications, our array of highly engineered products in multiple technologies, and our commitment to provide our customers with worldwide sales and application engineering support. We offer a broad line of products that range in complexity from discrete components to ICs and MCMs. Our discrete, IC and MCM products employ numerous semiconductor process technologies, which we believe allows us to optimize our products for our customers’ applications.

Our annual net revenues have increased in each of 2003, 2004 and 2005, driven by new product introductions, direct sales to large mobile wireless OEM customers and the addition of complementary products through our strategic acquisitions of other companies and assets.

In the past three years we have completed three acquisitions.

On May 5, 2003, we acquired substantially all of the assets and specified liabilities of Vari-L Company, Inc., or Vari-L, for an aggregate purchase price of $16.2 million, consisting of approximately 3.3 million shares of the Company’s common stock, valued at approximately $4.7 million, approximately $9.1 million in cash and $2.4 million in estimated direct transaction costs. Vari-L designed and manufactured voltage controlled oscillators (VCOs), phase-locked loop (PLLs), and other multi-component modules (MCM) products for the mobile wireless infrastructure market, as well as certain components for the A&D market. This acquisition strengthened our product portfolio by adding RF signal source components and established our presence in the A&D market. The acquisition of Vari-L added a significant amount of net revenues to Sirenza subsequent to the date of the transaction. After the acquisition of Vari-L, we relocated our corporate headquarters and consolidated our manufacturing facilities in Broomfield, Colorado, which allowed us to achieve significant operational cost synergies, primarily in operations, general and administrative and, to a more limited degree, in sales and marketing.

On December 16, 2004, we acquired ISG Broadband, Inc., or ISG, for an aggregate purchase price of $7.7 million, consisting of $6.9 million in cash and $789,000 in direct transaction costs. Additional cash consideration of up to $7.15 million was also provided for subject to the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of such payments was earned in 2005 and paid in the second quarter of 2006. The amount paid totaled $1.15 million. Additional payments of up to $3.0 million each may be paid in 2007 and 2008. ISG designed RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enabled us to address new end markets, including HDTV and satellite radio, and broadened our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. Sales of the products acquired in the ISG acquisition represented a significant amount of our net revenues in 2005 and the first and second quarters of 2006.

On April 3, 2006, we acquired Premier Devices, Inc., or PDI, for 7,000,000 shares of Sirenza common stock, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year. PDI designed, manufactured and marketed complementary RF components featuring technologies common to existing and planned Sirenza products. PDI is headquartered in San Jose, California with manufacturing operations in both Shanghai, China and Nuremberg, Germany. This acquisition expanded both the depth and breadth of our products by adding PDI’s CATV amplifier, module and optical receiver offerings as well as its line of passive RF components such as mixers, splitters, transformers, couplers isolators, circulators and amplifiers. The acquisition also brings us design and manufacturing capabilities in Asia and Europe, including PDI’s passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. We believe that these new product offerings and capabilities advance our strategic objective of diversifying and expanding our end markets and applications. Our results of operations include the effect of the PDI acquisition from the date of acquisition (April 3, 2006) and are being reported as a separate business segment.

In 2005, we operated in three product-oriented business segments, our Amplifier division, which consisted of our amplifier, power amplifier, power module, transceiver, discrete and active antenna product lines, our Signal Source division, which consisted of our voltage controlled oscillator, or VCO, phase-locked loop, or PLL, and other MCM products, and our A&D division, which used resources and technologies from our Amplifier and Signal Source divisions for specific applications in the A&D and homeland security end markets. In the first quarter of 2006, in conjunction with the revision of our organizational structure from a product-oriented focus to an end-market focus, we moved from a three-segment reporting structure to a structure consisting of one RF component sales segment. As a result of the acquisition of PDI in April 2006, we currently operate in two business segments: the PDI segment, consisting of the business and product lines we acquired from PDI, and the SMDI segment, consisting of Sirenza’s pre-existing RF component sales business.

The revision of our organizational structure was intended to enhance our market focus and better use our personnel and resources to grow our target markets. To advance these goals we centralized our engineering and research and development functions, and within our marketing function established five market-facing strategic business units, or SBUs, which allowed us to further concentrate and prioritize our efforts in strategic planning, product development, and marketing to better support our worldwide customers. The SBUs do not have separate profit and loss statements reviewed by our chief operating decision maker, and accordingly are aggregated and reported within the single SMDI segment.

Below is a brief description of the markets targeted by the marketing SBUs within our SMDI segment:

•	Mobile Wireless—this market includes global mobile wireless infrastructure applications, with particular focus on leading standards, including GSM, WCDMA, CDMA, and TD-SCDMA infrastructure opportunities.

•	Broadband and Consumer Applications—this market includes digital satellite radio applications, digital TV, or DTV, CATV set-top boxes, as well as CATV infrastructure applications.

•	Standard and Catalog Products—this market includes established and emerging mid-level to smaller customers in a variety of end markets, such as point-to-point, network repeaters, and RFID, to which we largely market catalog products through our global sales distribution and sales representative networks.

•	Wireless Access Applications—this market includes the WiMAX, WiFi and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

•	Aerospace and Defense Applications—this market includes aerospace, military/defense and homeland security applications.

Revenue Overview

Revenue Recognition.

We present our revenue results as “net revenues.” Net revenues are defined as our revenues less sales discounts, rebates and returns. Historically, these revenue-related adjustments have not represented a significant percentage of our revenues. We sell our products worldwide through a direct sales channel and a distribution sales channel.

Distributor Sales.

Our distribution arrangements provide our distributors with limited rights of return and certain price adjustments on unsold inventory held by them. We recognize revenues on sales to our distributors at the time our products are sold by the distributors to third-party customers. Our distribution channel, which accounted for 5% of total net revenues for the second quarter of 2006, consists of those sales made by our distribution channel partners (Avnet, Acal, RFMW and Digi-Key) under arrangements featuring such rights of return and price adjustment terms. If one of our distribution channel partners makes a sale of our products under an arrangement that does not include rights of return or price adjustment terms, we consider them a reseller of our products and include the revenue from such sales in our direct sales.

Direct Sales.

We recognize revenue from direct sales at the time product has shipped, title has transferred and no obligations remain. Direct sales, which accounted for 95% of total net revenues for the second quarter of 2006, include our sales to resellers but do not include our sales pursuant to distribution arrangements.

When our products are sold subject to acceptance criteria, our policy is to delay revenue recognition until the customer accepts the products. Historically, we have not experienced a delay in customer acceptance of our products.

Customer Concentration.

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. Over time, both as a result of our active sales and marketing efforts and industry-wide changes in customer buying patterns, our customer base shifted significantly toward direct sales to large original equipment manufacturers, or OEMs, and their contract manufacturers, or CMs. Our OEM customers have increased their outsourcing of the manufacture of their equipment to CMs, including Celestica, Flextronics, Sanmina and Solectron. As a result, we sell directly to both OEMs and CMs. Our OEM customers currently make the sourcing decisions for our sales to their CMs or suppliers. Accordingly, when we report customer net revenues in our public announcements, we typically attribute all net revenues to the ultimate OEM customer and not the respective CM or supplier.

This sales trend toward large wireless infrastructure OEMs and their CMs was strengthened in 2003 by the acquisition of Vari-L, whose customers were also large infrastructure OEMs, including Nokia, Siemens and Motorola. The addition of these customers complemented Sirenza’s existing relationships with large OEM customers such as Andrew, Ericsson, Lucent and their respective CMs. In 2005 this customer concentration increased as a significant portion of our net revenues were derived from sales of our satellite radio antenna product to Kiryung Electronics Co., Inc., and other suppliers to Sirius Satellite Radio. Our acquisition of PDI has also contributed to this customer concentration as a large percentage of PDI’s total revenues have historically come from relatively few customers, among them Motorola, which is also one of SMDI’s largest customers.

Market share at our large OEM customers in particular tends to fluctuate from year to year based not only on our success in competing with our competitors, but also based on changes in the willingness of customers to have only one source of supply. For example, we may have a 100% share of the supply of a particular product to a customer one year and only 50% the next based on the customer deciding to employ a second source for risk management or other reasons not related to our performance as a supplier.

Diversification and Expansion Strategy.

We have historically focused on RF components for the wireless infrastructure market. We are now focusing on diversification efforts in order to capitalize on new opportunities in end markets outside of the wireless infrastructure market such as CATV, WiMAX, satellite radio, HDTV, RFID and other broadband applications. We believe that sales of our products in markets outside of wireless infrastructure will account for a majority of net revenues in 2006.

We are also focusing on expansion through a combination of in house development of new products and acquisitions, as evidenced by our acquisition of PDI, which expands both the depth and breadth of our product lines, and extends our design and manufacturing capabilities into Asia and Europe. The addition to our product portfolio of PDI’s complementary RF components is intended to accelerate our penetration into the CATV infrastructure market and to allow us to offer a more complete set of RF solutions to our combined customers.

Geographic Concentration.

Sales into Asia increased in each of the last three years as a result of OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. In addition, we have increased our focus and presence in China and are experiencing increased shipments to various Chinese OEM customers. As a result of the PDI acquisition, we believe that sales into Asia, as a percentage of total net revenues, will decrease, as a significant portion of PDI sales are to customers located in the United States. However, we continue to expect that a significant portion of our sales in 2006 will be in the Asia region.

Competitors.

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks, such as Alps, Avago, Hittite, M/A-COM, Minicircuits, NEC, TRAK Microwave Corporation and WJ Communications. For our newer broadband products, we expect our most significant competitors will include Analog Devices, Maxim Integrated Products, Microtune, National Semiconductor, and STMicroelectronics. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennae and related equipment, including RecepTec and Wistron NeWeb. PDI’s CATV products primarily compete with those of Anadigics, Philips and RFHIC, and its wireless infrastructure products primarily compete with WJ Communications, M/A-COM and Minicircuits. We also indirectly compete with our own large communications OEM customers, which often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third-party providers such as us.

Cost of Revenues Overview

Cost of revenues consists primarily of costs associated with:

1. Wafers from third-party wafer fabs for our IC products;

2. Raw material components from third-party vendors for our IC, MCM and satellite antenna products;

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

For our IC products, we outsource our wafer manufacturing and packaging and then perform the significant majority of our final testing and tape and reel assembly at our Colorado manufacturing facility. For our SMDI segment MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado. For our satellite antenna products, we outsource our assembly and testing to a third-party vendor. We build a significant majority of our PDI segment products in our manufacturing and test facilities in Shanghai, China and Nuremberg, Germany.

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

While the raw materials we use in our MCM and satellite antenna products are generally available from numerous sources, we tend to use a single source of supply for each item, either because the performance characteristics of a given supplier’s product are particularly favorable or to enhance our ability to drive volume pricing by limiting our supplier base. While we believe we can find alternate sources of supply on reasonable terms, delay, redesigns and increased costs could result if we seek to qualify a new supplier.

Gross Profit and Margin Overview

Our gross profit and gross margin are influenced by a number of factors including the following:

1. Product features

Historically, customers have been willing to pay a premium for new or different features or functionality. Therefore, an increased percentage of sales of such products in a given period is likely to have an accretive effect on our gross margin.

2. Product type

In the markets in which we operate, IC products have historically yielded a higher gross margin than MCMs, satellite antenna products and most of the products manufactured and sold by PDI. Therefore, an increased percentage of sales of IC products in a given period is likely to have an accretive effect on our gross margin. Conversely, an increased percentage of sales of PDI products or MCMs, and in particular satellite antenna products, in a given period is likely to have a dilutive effect on our gross margin.

3. Market

Our products are sold into a wide variety of markets and each of these markets has a pricing structure that is dictated by the economics of that particular market. Therefore, the gross margin on our products can vary by the markets into which they are sold. An increased percentage of sales into higher margin markets in a given period will have an accretive effect on our gross margin, and an increased percentage of sales into lower margin markets in a given period will generally have the opposite effect. This is particularly evident for our satellite antenna product, which is sold into the consumer products, or retail, market where gross margins are generally lower than those in industrial markets.

4. Sales channel

Historically, the gross margin on sales to our large OEM customers has been lower than the gross margin on sales through our distribution channel or sales to some of our smaller direct customers. This is primarily due to the bargaining power of large OEM customers based on their higher product volumes. Therefore, an increased percentage of sales to our large OEM customers in a given period may have a dilutive effect on our gross margin while an increased percentage of sales through our distribution channel would have the opposite effect.

5. Level of integration of the product

We have seen a general trend among our customers toward seeking more integrated products with enhanced functionality, which enables them to procure fewer products from fewer suppliers. These integrated products typically command a higher average selling price than our stand-alone components. However, the manufacturing costs of these integrated products are higher, which generally results in a lower gross margin on sales of our integrated products in comparison to our stand-alone components. Therefore, an increased percentage of sales of our more integrated products in a given period will generally have an accretive impact on our average selling prices and a dilutive effect on our gross margin.

6. The efficiency and effectiveness of our manufacturing operations

Our gross margin is generally lower in periods with less volume and higher in periods with increased volume. In periods in which volumes produced internally are low, our fixed manufacturing overhead costs are allocated to fewer units, thereby diluting our gross margin when those products are sold. Conversely, in periods in which volumes produced internally are high, our fixed manufacturing overhead costs are allocated to more units, thereby positively impacting gross margin when those products are sold. This accretive impact is primarily felt in areas where our manufacturing process is highly integrated, such as the manufacture of MCM products.

7. Provision for excess inventories

As discussed in more detail in “Critical Accounting Policies and Estimates,” our cost of revenues, gross profit and gross margin may be materially impacted by provisions for excess inventories.

We believe that each of the above factors will continue to affect our cost of revenues, gross profit and gross margin for the foreseeable future and that the interaction of the factors listed above could have a significant period-to-period effect on our cost of revenues, gross profit and gross margin.

Operating Expense Overview

Research and development expenses consist primarily of salaries and salary-related expenses for personnel engaged in R&D activities, material costs for prototype and test units and other expenses related to the design, development and testing of our products and, to a lesser extent, fees paid to consultants and outside service providers. We expense all of our R&D costs as they are incurred. Our R&D costs can vary significantly from quarter to quarter depending on the timing and quantities of materials bought for prototype and test units. We compete in part based on our ability to offer a broad range of highly engineered products designed to meet the needs of our customers, and accordingly we intend to continue to invest in R&D. From time to time we will receive funding from our customers for non-recurring engineering, or NRE, expenses to help defray the cost of work performed at their request. We record NRE funding as a reduction to research and development expenses in the period that the customer agrees that the objectives established for payment of the NRE have been achieved. Historically, we have not received a significant amount of NRE funding.

We historically have performed our R&D activities in multiple, geographically dispersed locations in North America. We believe maintaining multiple standalone R&D design centers allows us to attract key personnel we might not otherwise be able to hire and allows the personnel there to better concentrate on their development tasks. We plan to continue our strategy of conducting our R&D activities in multiple locations, including locations outside of North America.

Sales and marketing expenses consist primarily of salaries, commissions and salary-related expenses for personnel engaged in marketing, sales and application engineering functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. We expense commissions to our external, independent sales representatives when revenues from the associated sale are recognized. We expense quarterly cash incentives to internal sales employees based on the achievement of targeted net revenue and sales-related goals.

We intend to increase the number of direct sales personnel and application engineers supporting our customers at levels appropriate for our overall operating plan. In particular, we have placed both sales personnel and application engineers in various time zones around the world to support our customers. We believe that the combination of our direct sales force and application engineers provides us with an important advantage over any competitors which do not maintain support personnel locally in our markets.

General and administrative expenses consist primarily of salaries and salary-related expenses for executive, finance, accounting, information technology, and human resources personnel, as well as insurance and professional fees. We intend to invest in general and administrative expenses at levels appropriate for our overall operating plan.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

While we also have other policies that we consider key accounting policies, management believes the following critical accounting policies require us to make the most significant judgments and estimates in the preparation of our consolidated financial statements:

Non-Marketable Equity Securities: In 2002, we acquired 12.5 million shares of GCS, a privately held semiconductor foundry. The acquired shares currently represent approximately 14% of the outstanding shares of GCS and also represented approximately 14% of the shares outstanding at the time of the investment. The investment strengthened our supply chain for InGaP semiconductor technologies. In connection with the investment, our President and CEO joined the GCS board of directors.

We regularly evaluate our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of our investment in GCS would include a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. Evaluating each of these factors involves a significant amount of judgment on management’s part. If we determine that an other-than-temporary decline in value has occurred, we will write down our investment in GCS to fair value. Such a write-down could harm our consolidated results of operations in the period in which it occurs. For example, in the fourth quarters of 2004 and 2002, we wrote down the value of our investment in GCS by $1.5 million and $2.9 million, respectively, after determining that GCS’ value had experienced an other-than-temporary decline.

The realization of our investment in GCS will be dependent on the occurrence of a liquidity event for GCS or our ability to sell our GCS shares, for which there is no public market. The likelihood of any of these events occurring will depend on, among other things, the market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets’ receptivity to liquidity events such as initial public offerings or merger and acquisition activities.

Valuation of Goodwill: Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the fair value of the net identifiable tangible and intangible assets acquired. We perform an annual review in the third quarter of each year, or more frequently if we determine that indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to that reporting unit.

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

All of these estimates, including the selection of comparable publicly traded companies, involve a significant amount of judgment. If the fair value of the “reporting unit” within the meaning of accounting principles generally accepted in the United States exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Our expectations are that the most important factor in our estimation will be our ability to accurately forecast the demand for our products.

We conducted our annual goodwill impairment analysis in the third quarter of 2005. The estimates that we used assumed that the reporting units would participate in a gradually improving market for RF components in the commercial communications and A&D equipment markets, that our share of those markets would increase, and the profitability of the reporting units would increase over time. We concluded that we did not have any impairment of goodwill based on our forecasted discounted cash flows, our market capitalization and market multiples of revenue of comparable companies in our industry.

Excess and Obsolete Inventories: Our provision for excess inventories is based on levels of inventory exceeding the forecasted demand of such products within specific time horizons of up to twelve months. We forecast demand for specific products based on the number of products we expect to sell, with such assumptions dependent on our assessment of market conditions and current and expected orders from our customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases or if inventory levels increase disproportionately to forecasted demand, inventory write-downs may be required. Likewise, if we ultimately sell inventories that were previously written-down, we would reduce the previously recorded excess inventory provisions which would have a positive impact on our cost of revenues, gross margin and operating results.

We recorded a provision for excess inventories of $7.8 million in 2001. We subsequently began selling some of these written-down inventory products. The following table illustrates the impact on cost of revenues of additions to written-down inventories and sales of previously written-down inventory products for historical Sirenza IC-based products and also provides a schedule of the activity of Sirenza’s written-down inventories (in thousands):

Three Months Ended June 30,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written-Down Inventories with No Associated Cost of Revenues	Disposition of Written-Down Inventories Via Scrap and Other	Written-Down Inventories at End of Period
2006	$—	$(79)	$(9)	$2,439
2005	$—	$(58)	$(99)	$2,867

The single largest factor affecting the accuracy of our provisions for excess inventories is the accuracy of our forecasts of end-customer demand. The accuracy of our forecasts depends in part on the accuracy of the non-binding forecasts we get from our end customers, the demand for RF communications components in our market segments and the speed at which our products are designed in or out of our customers’ products.

We will ultimately dispose of written-down inventories by either selling such products or scrapping them. We currently expect sales of written-down inventory products in 2006 to be approximately equivalent to 2005. Similarly, we anticipate that we will scrap additional written-down inventories in the near term.

Deferred Tax Assets: We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. Assessments of the realization of deferred tax assets require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of these assessments, we previously concluded that it was more likely than not that our deferred tax assets would not be realized and have established a full valuation allowance against our deferred tax assets. The valuation allowance established in 2001 was recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS 109 “Accounting for Income Taxes.”

Although we did not have taxable income in the first and second quarters of 2005, we have had taxable income in each of the subsequent quarters. We continue to evaluate the need for a valuation allowance. To the extent we are able to generate taxable income in future periods and if our projections indicate that we are likely to generate sufficient future taxable income, we may determine that some, or all, of our deferred tax assets will more likely than not be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made and we may recognize a benefit from income taxes on our income statement, which would have a positive impact on our consolidated results of operations. In periods following a reduction of our valuation allowance, our effective tax rate used to calculate our provision for income taxes on our statement of operations is expected to increase significantly.

As of December 31, 2005, we had deferred tax assets of approximately $37.7 million. We have evaluated the need for a valuation allowance for the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2005, we had no ability to realize our deferred tax assets through carrybacks or available tax planning strategies. Additionally, based on the current economic uncertainty in our industry that limits our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance in an amount equal to our net deferred tax assets was recorded as of December 31, 2005. The valuation allowance increased by approximately $1.1 million in 2005, decreased by approximately $4.7 million in 2004 and increased by $4.9 million in 2003.

Approximately $5.7 million of the valuation allowance is attributable to acquisition-related items which, if and to the extent realized in future periods, will first reduce the carrying value of goodwill, next reduce the carrying value of other long-lived intangible assets of our acquired subsidiary and lastly reduce income tax expense. The valuation allowance also includes approximately $15.6 million of a tax benefit associated with stock option deductions. This amount will be credited to paid-in capital when and if the benefit is realized.

As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $69.8 million, which expire beginning in 2019. We also had state net operating loss carryforwards of approximately $17.9 million, which expire beginning in 2006. We also have federal and California research and development tax credits of $1.3 million and $729,000. The federal research credits will begin to expire in 2011 and the California research credits have no expiration date.

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

Prior to the adoption of SFAS 123(R), we accounted for our employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), as amended by Financial Accounting Standards Board Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB Opinion No. 25, as amended by FIN 44, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The valuation models used under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because our options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of our options. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We have not granted any stock options subsequent to the third quarter of 2005. If we again determine to issue stock options in the future and if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

In 2004, we began granting restricted stock purchase rights, or stock awards, at an exercise price of par value ($0.001 per share), which are subject to a right of reacquisition by us at cost or for no consideration. We measure the fair value of the stock awards based upon the fair market value of our common stock on the dates of grant and recognize any resulting compensation expense ratably over the associated service period, which is generally the vesting term of the stock awards. We recognize these compensation costs net of a forfeiture rate, if applicable, and recognize the compensation costs for only those shares expected to vest. We typically estimate forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%
Cost of revenues	63%	57%	59t %	57%

Gross profit	37%	43%	41%	43%
Operating expenses:
Research and development	8%	17%	10%	20%
Sales and marketing	8%	12%	9%	13%
General and administrative	11%	14%	13%	16%
Amortization of acquisition-related intangible assets	4%	3%	3%	3%

Total operating expenses	31%	46%	35%	52%

Income (loss) from operations	6%	(3%)	6%	(9%)
Interest and other income (expense), net	0%	(1%)	1%	0%

Income (loss) before income taxes	6%	(4%)	7%	(9%)
Provision for (benefit from) income taxes	1%	0%	1%	0%

Net income (loss)	5%	(3%)	6%	(9%)

Comparisons of the Three and Six Months Ended June 30, 2006 and June 30, 2005

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Direct (1)	95%	90%	93%	89%
Distribution (2)	5%	10%	7%	11%

Total	100%	100%	100%	100%

United States	41%	29%	34%	29%
Asia	46%	56%	51%	51%
Europe	8%	11%	9%	16%
Other	5%	4%	6%	4%

Total	100%	100%	100%	100%

(1)	Net revenues from sales to Avnet and Acal to which rights of return and pricing discount programs are not applicable are included in net revenues attributable to our direct channel.

(2)	Net revenues from sales to Avnet and Acal under agreements in which rights of return and pricing discount programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $39.0 million in the second quarter of 2006 from $15.3 million in the second quarter of 2005 and to $60.0 million for the first six months of 2006 compared to $27.4 million for the first six months of 2005. The increases were primarily attributable to $14.0 million of revenue generated from sales of PDI products in the second quarter of 2006 subsequent to the closing of our PDI acquisition on April 3, 2006. In addition, we experienced an increase in shipments within our SMDI segment, as sales of our mobile wireless, wireless access and broadband and consumer products significantly increased the first and second quarters of 2006 compared to the same period in 2005. The increase in sales of our mobile wireless products was driven primarily by the installation and enhancement of new and existing wireless networks. Sales to our wireless access customers increased as a result of the initial deployment of WiMAX networks and continued strong sales of our WiFi products. Sales of broadband and consumer products increased driven by increased demand for our satellite radio antenna and VOIP products.

Sales into Asia increased significantly in absolute dollars primarily as a result of our OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. Also contributing to the increase in sales to Asia was an increase in sales to Chinese OEM customers from both the SMDI and PDI segments and an increase in shipments to Asian CMs of our broadband and consumer products. Sales into Asia as a percentage of net revenues decreased primarily as a result of the impact of PDI sales, as the majority of its sales are to customer located in the United States.

The decrease in distribution net revenues on a percentage basis was primarily attributable to the significant net revenues from our direct sales of our broadband and satellite radio antenna products and to the sales contributed by our new PDI segment, which were predominantly direct sales.

Cost of Revenues

Cost of revenues increased to $24.5 million in the second quarter of 2006 from $8.7 million in the second quarter of 2005 and to $35.3 million for the first six months of 2006 compared to $15.5 million for the first six months of 2005. These increases were primarily the result of $11.2 million of additional costs associated with sales of our PDI products in the second quarter of 2006. Within our SMDI segment, cost of revenues increased primarily as a result of costs associated with a higher sales volume and also due to a higher proportion of our net revenues being attributable to our broadband consumer products in general, and our satellite antenna products in particular, which typically carry a higher cost-of-sales percentage than our other products. Cost of revenues associated with our broadband and consumer products increased by approximately $1.3 million in the second quarter of 2006 compared to the second quarter of 2005. Cost of revenues associated with our broadband and consumer products increased by approximately $4.3 million in the first six months of 2006 compared to the first six months of 2005. Operations personnel increased to 571 at June 30, 2006 from 130 at June 30, 2005. The acquisition of PDI resulted in the addition of 449 operations employees at June 30, 2006.

Gross Profit and Gross Margin

Gross profit increased to $14.5 million in the second quarter of 2006 from $6.6 million in the second quarter of 2005 and to $24.6 million for the first six months of 2006 compared to $11.9 million for the first six months of 2005. Gross profit in the second quarter of 2006 for the SMDI segment was $11.7 million, and was $2.8 million for the PDI segment. Gross margin decreased to 37% in the second quarter of 2006 from 43% in the second quarter of 2005. The decrease in gross margin was primarily caused by a one-time $2.3 million charge to costs of goods sold for the full amortization of a step-up in the value of PDI’s inventory in connection with the closing of the PDI acquisition.

Our gross margin for the first six months of 2006 declined relative to the same period in 2005 primarily due to the sales contributed by our PDI products, which typically have lower gross margins than average for our products, and also by increased sales of our broadband and satellite antenna products, which also generally result in a lower gross margin than sales of our other products. This negative impact was partially offset by an increase in volume, which enabled us to absorb more manufacturing overhead, manufacture our products more efficiently and procure raw material inventories at lower prices.

Operating Expenses

The following table sets forth information pertaining to our total stock-based compensation expense related to stock options and stock awards recorded in research and development, sales and marketing and general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Research and development	$266	$5	$518	$5
Sales and marketing	254	6	493	6
General and administrative	563	28	1,178	47

Total	$1,083	$39	$2,189	$58

Research and Development. Research and development expenses increased to $3.2 million in the second quarter of 2006 from $2.6 million in the second quarter of 2005 and to $6.1 million for the first six months of 2006 from $5.4 million for the first six months of 2005. These increases were the result of $452,000 of additional costs in the second quarter of 2006 associated with research and development activities performed by our PDI segment, the increases in stock-based compensation noted in the table above and costs of $218,000 in the second quarter and $443,000 in the six month-period ended June 30, 2006 as a result of the accrual for our First Half 2006 Exempt Employee Bonus Plan, which we refer to as our Bonus Plan, based upon the achievement of board-approved performance objectives. The overall increase in research and development expenses was partially offset by lower costs associated with purchases of engineering materials and reduced depreciation, as a result of certain property and equipment used in research and development activities becoming fully depreciated in latter half of 2005. Research and development personnel increased to 86 at June 30, 2006 from 60 at June 30, 2005. The acquisition of PDI resulted in the addition of 30 research and development employees at June 30, 2006.

Sales and Marketing. Sales and marketing expenses increased to $3.0 million in the second quarter of 2006 from $1.9 million in the second quarter of 2005 and to $5.2 million for the first six months of 2006 from $3.7 million in the first six months of 2005. These increases were the result of $585,000 of additional costs associated with sales and marketing activities performed by our PDI segment, the increase in stock-based compensation noted in the table above and costs of $128,000 in the second quarter and $259,000 in the six month-period ended June 30, 2006 as a result of the accrual for our Bonus Plan. Sales and marketing and applications engineering personnel increased to 53 at June 30, 2006 from 36 at June 30, 2005. The acquisition of PDI resulted in the addition of 14 sales and marketing employees at June 30, 2006.

General and Administrative. General and administrative expenses increased to $4.3 million in the second quarter of 2006 from $2.2 million in the second quarter of 2005 and to $7.4 million in the first six months of 2006 from $4.4 million in the first six months of 2005. These increases were the result of $1.6 million of additional costs associated with general and administrative activities performed by our PDI segment, the increases in stock-based compensation noted in the table above and costs of $252,000 in the second quarter and $512,000 in the six month-period ended June 30, 2006 as a result of the accrual for our Bonus Plan. General and administrative personnel increased to 83 at June 30, 2006 from 33 at June 30, 2005. The acquisition of PDI resulted in the addition of 46 general and administrative employees at June 30, 2006.

Amortization of Acquisition-Related Intangible Assets

We recorded amortization expense of $1.5 million in the second quarter of 2006 and $465,000 in the second quarter of 2005 related to our acquired intangible assets. We recorded amortization expense of $2.0 million in the first six months of 2006 and $930,000 in the first six months of 2005 related to our acquired intangible assets. The 2006 increases in amortization of intangibles related to our acquisition of PDI.

See Note 3 “PDI Acquisition” and Note 4 “Amortizable acquisition-related intangible assets” of our Notes to Condensed Consolidated Financial Statements above for more information pertaining to the amortization of acquisition-related intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $28,000 in the second quarter of 2006 and net interest and other expense $122,000 in the second quarter of 2005. We had net interest and other income of $222,000 in the first six months of 2006 and net interest and other expense $61,000 in the first six months of 2005. The increases in net interest and other income were primarily attributable to non-recurring costs incurred in the second quarter of 2005 related to legal dispute settlement, as well as an increase in interest income in 2006 due to higher interest rates.

Provision for (Benefit from) Income Taxes

We recorded a $353,000 provision for income taxes in the second quarter of 2006. The income tax provision represents federal and state taxes and income taxes on the earnings of certain foreign subsidiaries. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by the utilization of federal and state net operating losses.

We recorded a $22,000 benefit from income taxes in the second quarter of 2005. The benefit from income taxes represented our current estimated tax rate for the full year of 2005 and consisted of federal and state minimum taxes and income taxes on the earnings of certain foreign subsidiaries. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by federal and state net operating losses not utilized.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds of approximately $49.8 million received upon completion of our initial public offering in May 2000. In addition, we generated cash flows from operations of $9.1 million in the first six months of 2006 and $7.3 million in 2005. As of June 30, 2006, we had cash and cash equivalents of $11.1 million and short-term investments of $4.0 million. At June 30, 2006, our working capital approximated $29.7 million. We have $6.0 million in short-term debt at June 30, 2006 consisting of notes payable issued in connection with the acquisition of PDI.

Net cash used in, provided by operating activities

Operating activities provided cash of $9.1 million in the first six months of 2006. The primary sources of cash were $3.7 million of net income, as adjusted for non-cash charges of $4.1 million for depreciation and amortization and $2.5 million for stock-based compensation expenses and other changes in operating assets and liabilities.

Our accounts receivable were $9.4 million higher at the end of the second quarter of 2006 compared to the end of 2005. The increase in accounts receivable was primarily attributable to the $5.9 million of accounts receivable acquired in connection with the PDI acquisition, as well as an increase in sales within our SMDI segment. Our days sales outstanding, or DSOs, were 49 days in the second quarter of 2006, down from 55 days in the fourth quarter of 2005.

Inventories increased to $20.3 million at the end of the second quarter of 2006 compared to 9.0 million at the end of 2005. The increase in inventories was primarily attributable to the $11.9 million of inventory acquired in connection with the PDI acquisition. Our inventory turns were 4.8 in both the second quarter of 2006 and the fourth quarter of 2005.

Accounts payable increased to $13.4 million at the end of the second quarter of 2006 from $5.0 million at the end of 2005. The increase in accounts payable was primarily attributable to the $7.3 million of accounts payable, income taxes payable and notes payable acquired in connection with the PDI acquisition and to increased sales in our SMDI segment.

Net cash used in investing activities totaled $13.8 million in the first six months of 2006. Cash used in investing activities in the first six months of 2006 was for the purchase of PDI ($13.3 million), purchases of capital equipment ($2.4 million), the pay-out of ISG contingent consideration ($1.2 million), partially offset by sales of available-for-sale securities ($3.0 million).

As a result of an earn-out related to our acquisition of ISG at the end of 2004, additional cash consideration may become due and payable based on achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of such payments was earned in 2005 and paid in the second quarter of 2006. The amount paid totaled $1.15 million.

Additional payments of up to $3.0 million each may be paid in 2007 and 2008 based on achievement of objectives. As of June 30, 2006, the Company determined it to be probable that at least $1.5 million related to the 2006 earn-out period would be paid. Accordingly, the Company has accrued for the expected payment of this portion of the potential earn-out on its consolidated balance sheet in “Other accrued liabilities” and correspondingly increased goodwill by $1.5 million. The $1.5 million earn-out related to the year ended December 31, 2006 is expected to be paid in the second quarter of 2007.

Cash provided by financing activities totaled $4.0 million in the first six months of 2006. The major financing inflow of cash related to proceeds from the exercise of options by employees under employee stock plans.

On April 3, 2006, we completed our acquisition of PDI for 7,000,000 shares of Sirenza common stock, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year. We paid the $14.0 million in cash in the second quarter of 2006. We expect to pay the $6.0 million in promissory notes from our current cash and investments and cash generated from our future operations. The PDI acquisition significantly reduced our cash and investments in second quarter of 2006.

Based on current macro-economic conditions and conditions in the commercial communications, consumer and A&D equipment markets, our current company structure following the acquisition of PDI and our current outlook for 2006, we expect that we will be able to fund our working capital and capital expenditure needs from cash generated from operations for at least the next 12 months. Other sources of liquidity that may be available to us are the leasing of capital equipment, commercial lines of credit at a commercial bank, or sales of our securities.

Contractual Obligations

As of June 30, 2006, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$3,052	$1,452	$1,576	$24	$—
Capital lease commitments	$1,013	$480	$533	$—	$—
Additional consideration related to the acquisition of ISG Broadband, Inc.	$1,457	$1,457	$—	$—	$—
Unconditional purchase obligations	$2,348	$2,348	$—	$—	$—
Promissory note due to shareholders of PDI	$6,000	$6,000	$—	$—	$—

Total (1)	$13,870	$11,737	$2,109	$24	$—

(1)	Total does not include certain purchase obligations as discussed in the three paragraphs immediately below.

Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. We include in unconditional purchase obligations contractual obligations we have with our vendors who supply us with our wafer requirements for IC-based products. Because the wafers we purchase are unique to these suppliers and involve significant expense, our agreements with these suppliers prohibit cancellation subsequent to the production release of the products in our suppliers’ manufacturing facilities, regardless of whether our end customers cancel orders with us or our requirements are reduced. Purchase orders or contracts for the purchase of raw materials, other than wafer requirements for IC-based products, and other goods and services are not included in the table above as such purchase orders and contracts are generally cancelable by us with limited prior notice. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within short time horizons. Except for wafers for our IC-based products, we do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

The total indicated in the table above includes $1.5 million of additional cash consideration that we estimate will become due and payable in connection with our acquisition of ISG Broadband, Inc. The total indicated in the table above does not include any amounts above $1.5 million that may that may become due and payable in connection with our acquisition of ISG Broadband, Inc.

We expect to fund these contractual obligations with cash and cash equivalents and short-term investments on hand, cash flows from operations and proceeds received from employee stock plans. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different.

Off-Balance-Sheet Arrangements

As of June 30, 2006 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate and interest rate risk that could impact our financial position and results of operations. To mitigate some of these risks, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We place our cash equivalents, short-term investments and restricted cash with high-credit-quality financial institutions, investing primarily in money market accounts and federal agency related securities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, a one percent increase or decrease in interest rates would increase or decrease our annual interest income by approximately $151,000, based on our cash and available-for-sale investments balance at June 30, 2006.

Foreign Currency Exchange Rate Risk

As a result of the acquisition of PDI, we now conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which the condensed consolidated financial statements are reported. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Our subsidiaries in Germany and China use the local currency as their functional currency as the majority of their purchases are transacted in the local currency. However, revenue for these foreign subsidiaries is invoiced and collected in both the local currency and in U.S. dollars, typically depending on the preference of the customer. To hedge against the risk of Euro to U.S. dollar exchange rate fluctuations, our German subsidiary has contracted with a financial institution to sell U.S. dollars and buy Euros at fixed exchange rates at specific dates in the future. While we continue to evaluate strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect our operating results.

As of June 30, 2006, the notional amount of these short-term foreign currency forward contracts totaled $6.0 million. The fair market value of these forward contracts was $244,000 as of June 30, 2006, and is currently classified as “Other current assets”. We elected not to classify the hedge for hedge accounting treatment and as a result all gains and losses are recognized in earnings. Foreign currency forward contract gains, net of foreign currency transaction losses, approximated $153,000 during the three months ended June 30, 2006. A hypothetical 10% favorable or unfavorable change in the Euro to U.S. dollar exchange rate would increase or decrease the fair market value of our foreign currency forward contacts by approximately $777,000 at June 30, 2006.

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

Changes in Internal Control Over Financial Reporting

As a result of our acquisition of PDI in the second quarter of 2006, our organizational structure and consequently our consolidation process is now more complex, as we have significant international operations, multiple functional currencies and foreign currency denominated transactions. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court held a hearing regarding the possible final approval of the previously described preliminary settlement between the 300 issuers and the plaintiffs. After hearing arguments from a number of interested parties, the court adjourned the hearing to consider its ruling on the matter, without giving an expected date at which such ruling will be handed down. The settlement remains subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. In December 2005, we moved for summary judgment dismissing Mini-Circuits’ claims, and Mini-Circuits cross-moved for summary judgment dismissing Sirenza’s counterclaims. After the summary judgment motions were filed, Mini-Circuits voluntarily withdrew its claim for breach of the implied warranty of fitness for a particular purpose, and we voluntarily withdrew our counterclaim for tortious interference. A preliminary ruling by a Magistrate Judge assigned to the case determined that factual issues requiring a trial preclude dismissal of Mini-Circuits’ claims on our summary judgment motion, and recommended dismissal of our remaining counterclaims. The Court’s review of the Magistrate’s recommendation is pending. Even though we believe Mini-Circuits’ claims to be without merit and we intend to defend the case and to assert our remaining counterclaims vigorously to the extent we are allowed to do so by the Court, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in the lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense.

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

Risks Related to Our Business

Our recent acquisition of PDI may not be successfully integrated or produce the results we anticipate.

The PDI acquisition we closed in April 2006 is the largest we have ever undertaken by many metrics, including the dollar value paid, the size, complexity, number of locations and geographic footprint of the operations to be integrated, and the number of employees joining us, which roughly tripled our employee base. It is also our first acquisition involving international operations, as most of PDI’s employees and manufacturing are based in Shanghai, China and Nuremberg, Germany. We expect that the integration of PDI’s operations with our own will be a complex, time-consuming and costly process involving each of the typical acquisition risks we discuss below in our risk factor entitled “We expect to make future acquisitions, which involve numerous risks.” In addition we will face, among others, the following related challenges and risks:

•	operating a much larger combined company with operations in China and Germany, where we have limited operational experience;

•	managing personnel with diverse cultural backgrounds and organizational structures;

•	the greater cash management, exchange rate, legal and income taxation risks associated with the combined company’s new multinational character and the movement of cash between Sirenza and its domestic and foreign subsidiaries;

•	assessing and maintaining the combined company’s internal control over financial reporting and disclosure controls and procedures as required by U.S. securities laws;

•	increased professional adviser fees related to the new profile of the combined company;

•	the possibility that we may incur unanticipated expenses in connection with the transaction or be required to expend material sums on potential contingent tax, environmental or other liabilities associated with PDI’s prior operations or facilities;

•	possible related restructuring expenses, severance pay, and charges to earnings from the elimination of redundancies; and

•	increased difficulty in our financial forecasting due to our unfamiliarity with PDI’s operations, customers and markets or their impact on the overall results of operations of the combined company.

The costs and effects of the purchase accounting associated with the PDI acquisition also present us with challenges and risks. Although the time required will vary with circumstances, the allocation period in a business combination typically will not exceed one year from the consummation of the business combination. For example, on July 26, 2006 we issued a press release announcing our results for the second quarter of 2006, which included the impact of our preliminary allocation of the PDI purchase price. As a result of our continued efforts to identify and measure the fair value of the assets acquired and liabilities assumed in the allocation of the PDI purchase price, significant changes were made to various balance sheet items as reflected in this Quarterly Report on Form 10-Q, in particular the recording of deferred tax liabilities of approximately $11.9 million and a corresponding increase to goodwill to reflect our current estimates of the fair value of assets acquired and liabilities assumed. As we continue to refine the allocation of the purchase price, additional changes to the current preliminary allocation may be required.

Failure to successfully address one or more of the above risks may result in unanticipated liabilities and cash outlays, lower than expected net revenue, losses from operations, failure to realize any of the expected benefits of the acquisition, and related declines in our stock price.

Our operating results will fluctuate and we may not meet quarterly or annual financial expectations, which could cause our stock price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. Factors that could cause our operating results to fluctuate include:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of a loss of market share by us or our customers, slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	fluctuations in manufacturing output, yields, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	general economic growth or decline, or changing conditions in the telecommunications, consumer or A&D industries generally or the market for products containing RF components specifically;

•	the market acceptance of our products and particularly the timing and success of new product and technology introductions by us or our customers or competitors;

•	the effects of changes in accounting standards, in particular the increased expense we anticipate we will recognize related to equity awards in future periods based on our 2006 adoption of SFAS 123(R);

•	availability, quality and cost of raw materials, equipment, components, semiconductor wafers and internal or outsourced manufacturing, packaging and test capacity;

•	changes in customer purchasing cycles and component inventory levels;

•	changes in selling prices for our RF components due to competitive or currency exchange rate pressures;

•	amounts and timing of investments in R&D;

•	the costs and the effects of purchase accounting associated with acquisitions and the integration of acquired companies such as PDI;

•	impairment charges associated with our intangible assets, including goodwill, acquisition-related intangible assets and our investment in Global Communication Semiconductors, Inc., or GCS;

•	factors affecting our reported domestic and foreign income taxes and income tax rate; and

•	the effects of war, acts of terrorism or geopolitical unrest, such as disruption in general economic activity, and the effects on the economy and our business due to increasing oil prices.

The occurrence of these and other factors could cause us to fail to meet quarterly or annual financial expectations, which could cause our stock price to decline. For example, in the first quarter of 2005 and the fourth quarter of 2004, our financial results were below investment community expectations, in part due to rescheduling of customer orders, and our stock price subsequently declined.

Our operating results may suffer if we are not able to accurately forecast demand for our products.

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

During periods of industry downturn such as we have experienced in the past, customer order lead times and our resulting order backlog typically shrink even further, making it more difficult for us to forecast production levels, capacity and net revenues. We frequently find it difficult to accurately predict future demand in the markets we serve, making it more difficult to estimate requirements for production capacity. If we are unable to plan inventory and production levels effectively, our business, financial condition and results of operations could suffer.

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

In periods of high demand, customers often attempt to “pull-in” the proposed delivery dates of products they have previously ordered from us, which can also make it difficult for us to forecast production levels, capacity and net revenues. While we strive to meet our customers’ changing requirements, if we are unsuccessful in this regard these customers may shift future orders or market share to our competitors in response.

We depend on a relatively small number of customers for a significant portion of our net revenues. The loss of any of these customers could reduce our net revenues.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in the second quarter of 2006, both Motorola and Radio Frequency Systems, or RFS, individually accounted for, directly or indirectly, more than 10% of our net revenues and our top ten customers accounted for more than 65% of net revenues. We expect that our history of high customer concentration and attendant risk will continue in future periods. While we do enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. In addition, while PDI sells products to Motorola pursuant to a long-term supply agreement, the contract expires in May 2007, and we cannot assure you that sales to Motorola will not decline in subsequent periods or in any other period. The loss of Motorola or any other significant customer could limit our ability to sustain and grow our net revenues.

Our growth depends on the growth of the wireless and wireline communications infrastructure market. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our growth will depend on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, our revenues may be materially reduced. In the past, there have been reductions throughout the worldwide telecommunications industry in component inventory levels and equipment production volumes, and delays in the build-out of new wireless and wireline infrastructure. These events have had an adverse effect on our operations and caused us, in the past, to lower our previously announced expectations for our financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products and could harm our business, financial condition and results of operations. A substantial portion of our net revenues is currently derived from sales of components for wireless infrastructure applications. Our PDI segment also has a strong presence in the cable television infrastructure market. As a result, downturns in either the wireline or the wireless communications market, such as the significant downturn beginning in 2001, could harm our business, financial condition and results of operations.

If the satellite radio market does not grow or grows at a slow rate, or if our relationship with Sirius weakens, our results of operations may suffer.

More than 10% of our net revenues in 2005 and in the first quarter of 2006 were derived from sales of antennae products to Sirius, its suppliers or its contract manufacturers, or CMs. Our antennae sales are dependant to a large degree on the continued growth of the aftermarket subscriber base for Sirius’ satellite radio service, which consists of customers who purchased the service after they purchased their car. We cannot assure you that the market for satellite radio will grow in the future, or that the Sirius subscriber base or the aftermarket segment thereof will increase. Further, we compete with a number of established producers of satellite radio antennae and related equipment for sales to Sirius. Sirius periodically introduces new products and new generations of existing products, including satellite radio antennae. We have not always been able to win a share of the market for such new products and new generations, and we cannot assure you that we will continue to successfully compete to supply antennae or other products to Sirius and its CMs on favorable terms, or at all. If the satellite radio market in general or Sirius’ business in particular does not grow or experiences a downturn, or if we fail to compete successfully for Sirius’ business at any point, our revenues may fail to grow or be materially reduced, and our stock price may decline.

Our gross margin will fluctuate from period to period, and such fluctuation could affect our financial performance, particularly earnings or loss per share, in turn potentially decreasing our stock price.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to our large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these large OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a dilutive impact on our gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a dilutive effect on our gross margin. In addition, sales of certain of our broadband products, in particular satellite radio antennae, have historically had lower gross margins than sales of our wireless infrastructure products. Therefore, increased sales of satellite radio antenna products in a given period will likely have a dilutive effect on our gross margin. In 2005, sales of antenna products increased significantly as a percentage of our total sales, which had a dilutive effect on our gross margin. PDI’s gross margin in prior periods has generally been lower than Sirenza’s, and the addition of our PDI segment following the acquisition of PDI in April 2006 will therefore be likely to result in lower gross margins than we have historically achieved.

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

Although our income from operations was $3.9 million for the six months ended June 30, 2006, $1.2 million for 2005 and $186,000 for 2004, we incurred significant losses from operations in each of the preceding two fiscal years. Losses from operations approximated $6.7 million in 2003 and $11.4 million in 2002. As of June 30, 2006, our accumulated deficit was approximately $84.0 million. It is possible that we will not generate a sufficient level of gross profit to maintain our profitability.

Our gross profit depends on a number of factors, some of which are not entirely within our control, including:

•	changes in our product mix, the markets in which our products are sold and the amount of engineered technical solutions provided, particularly in the relative mix of IC, satellite antennae and MCM products sold;

•	changes in the relative percentage of products sold through distributors as compared to direct sales;

•	the cost, quality and efficiency of outsourced manufacturing, packaging and testing services used in producing our products; and

•	the cost, availability and reliability of raw materials and equipment used in producing our products.

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

As a result, we cannot assure you that we will be able to achieve profitability in current or future periods.

Sales of our products have been affected by a pattern of product price decline, which can harm our business.

The market for our wireless and wireline communications products is characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, is subject to regular decreases in product average selling prices over time. We are unable to predict future prices for our products, but we expect that prices for products that we sell to our large wireless and wireline infrastructure OEM customers in particular, who we expect to continue to account for a majority of our net revenues for the foreseeable future, will continue to be subject to downward pressure. These OEMs continue to require components from their suppliers, including us, to deliver improved performance at lower prices. We have also seen a similar pattern in our sales of satellite radio antennae and related products. Accordingly, our ability to maintain or increase net revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products with higher prices into both the wireless infrastructure and other markets. We are also making a significant effort to develop new sales channels and customer bases in which we hope price competition will not be as significant. We cannot assure you that we will be able to develop significant new customers with less price sensitivity, increase unit sales volumes of existing products, or develop, introduce or sell new products not affected by a pattern of steady average selling price declines.

The declining in selling prices we have experienced in the past and the pricing pressure we continue to face have also reduced our gross margins and may continue to do so in the future. To maintain or increase our gross margins, we must continue to meet our customers’ design and performance needs while reducing our costs through efficient raw material procurement, low-cost internal and outsourced manufacturing and test operations and continuous process and product improvements. Even if we are able to increase unit sales volumes and reduce our costs per unit, we cannot assure you that we will be able to maintain or increase net revenues or profits.

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

Our customers demand that our products meet stringent quality, reliability and performance standards. Despite standard testing performed by us, our suppliers and our customers, RF components such as those we produce may contain undetected defects or flaws that may only be discovered after commencement of commercial shipments. As a result, defects or failures have in the past, and may in the future impact our product quality, performance and reliability, leading to:

•	lost net revenues and gross profit, and lower margins;

•	delays in, or cancellations or rescheduling of, orders or shipments;

•	loss of, or delays in, market acceptance of our products;

•	significant expenditures of capital and resources to resolve such problems;

•	other costs including inventory write-offs and costs associated with customer support;

•	product returns, discounts, credits issued, or cash payments to resolve such problems;

•	diversion of technical and other resources from our other development efforts;

•	warranty and product liability claims, lawsuits and liability for damages caused by such defects; and

•	loss of customers, or loss of credibility with our current and prospective customers.

Intense competition in our industry could prevent us from increasing net revenues and sustaining profitability.

The RF component industry is intensely competitive in each of the markets we serve. With respect to our amplifier products, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Avago, Hittite, M/A-COM, a division of Tyco Electronics, NEC and WJ Communications. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennae and related equipment, including RecepTec and Wistron NeWeb. For our newer broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune and

STMicroeletronics. With respect to our signal source products, our primary competitors are Alps, M/A-COM and Minicircuits. With respect to our A&D products, our primary competitors are Hittite, M/A-COM, Spectrum Control and Teledyne. Our PDI segment’s CATV products primarily compete with those of Anadigics, Philips and RFHIC, and its wireless infrastructure products primarily compete with WJ Communications, M/A-COM, Minicircuits and TRAK Microwave Corporation. We also compete in a sense with our own large communications OEM customers, who often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third-party providers such as us. Competition in each of our markets is typically based on a combination of price, performance, product quality and reliability, customer support and the ability of each supplier to meet production deadlines and provide a steady source of supply. Market share at our large OEM customers in particular tends to fluctuate from year to year based not only on our relative success compared to our competitors in finding the right balance of these factors, but also based on changes in the willingness of customers to have only one source of supply. For example, we may have a 100% share of the supply of a particular product to a customer one year and only 50% the next based on the customer deciding to employ a second source for risk management or other reasons not related to our performance as a supplier.

We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market and we may see future competition from companies that may offer new or emerging technologies. In addition, we expect that future competition will come from component suppliers based in countries with lower production costs, or IC manufacturers as they add additional integrated functionality at the chip level that could supplant our products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would harm our business, financial condition and results of operations.

We expect to make future acquisitions, which involve numerous risks.

We have in the past made, and will continue to evaluate potential acquisitions of, and investments in, complementary businesses, technologies, services or products, and expect to pursue such acquisitions and investments if appropriate opportunities arise. However, we may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, may not be able to make such acquisitions or investments on commercially acceptable terms, or at all. In the event we pursue acquisitions, we will face numerous risks including:

•	difficulties in integrating the personnel, operations, technology or products and service offerings of the acquired company;

•	diversion of management’s attention from normal daily operations of our business;

•	difficulties in entering markets where competitors have stronger market positions;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	difficulties in improving the internal controls, disclosure controls and procedures and financial reporting capabilities of any acquired operations, particularly foreign and formerly private operations, as needed to meet the high standards U.S. public companies are held to in this regard;

•	the loss of any key personnel of the acquired company as well as their know-how, relationships and expertise;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	insufficient net revenues to offset increased expenses associated with any abandoned or completed acquisitions; and

•	additional expense associated with amortization or depreciation of acquired tangible and intangible assets.

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

Our ability to successfully do business in a rapidly evolving market requires us to effectively plan and manage any current and future growth. Our ability to manage future growth will be dependent in large part on a number of factors, including:

•	maintaining access to sufficient manufacturing capacity to meet customer demands;

•	arranging for sufficient supply of key components to avoid shortages of components that are critical to our products;

•	building out our administrative infrastructure at the proper pace to support any current and future sales growth while maintaining operating efficiency;

•	adhering to our high quality and process execution standards, particularly as we hire and train new employees and during periods of high volume;

•	managing the various components of our working capital effectively in periods where cash on hand is limited;

•	upgrading our operational and financial systems, procedures and controls, including improvement of our accounting and internal management systems; and

•	maintaining high levels of customer satisfaction.

If we are unable to effectively manage any future growth, our operations may be impacted and we may experience delays in delivering products to our customers. Any such delays could affect our customers’ ability to deliver products in accordance with their planned manufacturing schedules, which could adversely affect our customer relationships. We may also be required to build additional component inventory in order to offset expected future component shortages. If we do not manage any future growth properly, our business, financial condition and results of operations could suffer.

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We believe that our future success will depend in large part upon our continued ability to recruit, hire, retain and motivate highly skilled technical, marketing, administrative and managerial personnel. Competition for these employees is significant. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our business, financial condition and results of operations. In addition, from time to time we may recruit and hire employees from our customers, suppliers and distributors, which could damage our business relationship with these parties. Our success also depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of key personnel could adversely affect our ability to execute our business strategy, which could harm our business, financial condition and results of operations. We may not be successful in retaining these key personnel.

We may incur additional costs and business disruption in transferring our manufacturing processes to new facilities.

As part of our ongoing strategy to maximize our manufacturing and production efficiency, we are evaluating opportunities for transferring portions of our Colorado manufacturing to our overseas facilities in Nuremberg, Germany and in Shanghai, China. In addition, we anticipate that we will be transferring our existing China operations to a new Shanghai facility in the near future. As a result of these transitions, we may need to requalify for ISO certification and also may need to re-qualify our manufacturing processes or our products with our customers. We expect to incur capital expense and wind-down costs in connection with any of these transfers. There is also a possibility that we may not be able to accomplish the transitions as scheduled or as planned which could result in additional operating costs, loss of customers, and business disruption.

Our reliance on foreign suppliers and manufacturers and our acquisition of PDI exposes us to the economic and political risks of the countries in which they are located.

Independent third parties in other countries, primarily in Thailand, Malaysia, South Korea, Taiwan and the Philippines, package substantially all of our semiconductor products. In addition, all of our satellite antenna manufacturing is outsourced to a subcontractor in the Philippines, and we obtain some of our semiconductor wafers from one supplier located in Germany. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. PDI also has sizeable manufacturing operations in China and Germany which subject us to similar risks. These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	shipment delays, including delays resulting from difficulty in obtaining export licenses;

•	tariffs and other trade barriers and restrictions;

•	political, social and economic instability; and

•	potential hostilities and changes in diplomatic and trade relationships.

The Chinese legal system lacks transparency in certain respects relative to that of the United States, which gives the Chinese central and local government authorities a higher degree of control over business in China than is customary in the United States and makes the process of obtaining necessary regulatory approval in China inherently somewhat more unpredictable. Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China more difficult or unprofitable. In addition, the protection accorded our proprietary technology and know-how under both the Chinese and German legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage. Manufacturing our products and using CMs and other suppliers throughout the Asia region exposes our business to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States. The cost of doing business in Germany can also be higher than in the U.S. due to German legal requirements regarding employee benefits and employer-employee relations, in particular.

In addition, we currently transact business with our foreign suppliers and packagers in U.S. dollars. Consequently, if the currencies of our suppliers’ countries were to increase in value against the U.S. dollar, our suppliers may attempt to raise the cost of our semiconductor wafers, packaging materials and services, and other materials, which could harm our business, financial condition and results of operations. The acquisition of PDI has materially increased our risks from conducting business outside the U.S., both due to its substantial operations in China and Germany, and its higher proportion of sales and expenses denominated in foreign currency, which has increased our exposure to the risk of exchange rate fluctuations.

Failure to maintain effective internal control over financial reporting could adversely affect our business and the market price of our stock.

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

We expect new accounting standards related to equity compensation to adversely affect our earnings and could have other adverse impacts.

We have historically used stock options and other equity awards as a fundamental component of our employee compensation packages. We believe that our employee equity plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate our employees to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board has announced changes to accounting principles generally accepted in the United States that require us to record a charge to earnings for employee stock option grants and other equity awards for all periods after January 1, 2006. The adoption of this standard has significantly reduced our net income and earnings per share thus far in 2006, and we expect that this trend will continue in future periods. Lower earnings may cause our stock price to fall and may affect our ability to raise capital on acceptable terms. The new accounting standards will reduce our net income, make it more expensive for us to grant stock options and other equity awards to employees in the future, and are already driving changes in our equity compensation strategy. An example would be our recently reduced use of stock option grants in favor of restricted stock awards, for which the calculation of related compensation expense is more predictable and less volatile. We may need to increase our use of other equity incentives, or other forms of compensation, to adequately motivate and retain our employees. These efforts may be viewed as dilutive to our stockholders or may increase our compensation costs, and if such efforts are unsuccessful, we may have difficulty attracting, retaining and motivating employees.

Our strategic investment in GCS, a privately held semiconductor foundry, could be further impaired or never redeemed, which could harm our results of operations.

In the first quarter of 2002, we invested $7.5 million in GCS, a privately held semiconductor foundry. We regularly evaluate our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of our investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. If we determine that an other-than-temporary decline in value has occurred, we will write down our investment in GCS to its estimated fair value. Such a write-down could harm on our consolidated results of operations in the period in which it occurs. For example, in the fourth quarters of 2004 and 2002, we wrote down the value of our investment in GCS by approximately $1.5 million and $2.9 million, respectively, after determining that GCS had experienced an other-than-temporary decline in value.

The ultimate realization of our investment in GCS will be dependent on the occurrence of a liquidity event for GCS, or our ability to sell our GCS shares, for which there is no public market. The likelihood of any of these events occurring will depend on, among other things, market conditions surrounding the wireless communications industry and the related semiconductor foundry industry, as well as the public markets’ receptivity to liquidity events such as initial public offerings or merger and acquisition activities. Even if we are able to sell these shares, the sale price may be less than our carrying value of the shares which could harm our results of operations.

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

We estimate that the development cycles of some of our products from concept to production could last more than 12 months. We have in the past experienced delays in the release of new products and an inability to successfully translate new product concepts to production in time to meet market demands or at all. We may not be able to introduce new products in a timely and cost-effective manner, which would impair our ability to sustain and increase our net revenues.

Our efforts to diversify our product portfolio and expand into new markets have attendant execution risk.

While historically we have derived most of our net revenues from the sale of products to the mobile wireless infrastructure market, one of our corporate strategies involves leveraging our core strengths in high-performance RF component design, modular design process technology and wireless systems application knowledge to expand into new markets which have similar product performance requirements, such as the broadband wireless access, Voice over Internet Protocol, or VoIP, cable, satellite radio and RFID markets. We do not have a long history in many of these markets or in consumer-oriented markets generally, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. It is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may reduce our ability to fill orders and limits our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility, or fab. We currently rely on six third-party wafer fabs to manufacture most of our semiconductor wafers. These fabs include RF Micro Devices, or RFMD, for GaAs devices, Atmel for SiGe devices, TriQuint Semiconductors for our discrete devices, GCS for our indium gallium phosphide InGaP devices, IBM for SiGe BiCMOS devices and an Asian foundry that supplies us with LDMOS devices. In 2005, a majority of our semiconductors in terms of both volume and revenue were provided by Atmel, GCS and Northrop Grumman, or NG (formerly TRW).

The loss of one of our third-party wafer fabs, or any reduction of capacity, manufacturing disruption, or delay or reduction in wafer supply, would negatively impact our ability to fulfill customer orders, perhaps materially, and has in the past and could in the future damage our relationships with our customers, either of which could significantly harm our business and operating results.

Some of our contracts with these foundries feature “last-time buy,” or LTB, arrangements. An LTB arrangement typically provides that, if the vendor decides to obsolete or materially change the process by which our products are made, we will be given prior notice and opportunity to make a last purchase of wafers in volume. While the goal of the LTB arrangement is to allow us a sufficient supply of wafers in such instances to either meet our future needs or give us time to transition our products to, and qualify, another supply source, we cannot assure you that the volume of wafers provided for under any LTB arrangement will adequately meet our future requirements.

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

Atmel, GCS, RFMD, TriQuint, IBM and our Asian foundry are each our sole supplier for parts in the particular fabrication technology manufactured at their facility. GCS is a private company with limited capital resources and operating history. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, it would be difficult to find an alternative source of supply. Even if we were able to find an alternative source, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, which could harm our business, financial condition and results of operations.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. To the extent our third-party wafer fabs suffer failures or defects, we have in the past and could in the future experience warranty and product liability claims, lost net revenues, increased costs, or delays in, cancellations or rescheduling of orders or shipments, any of which could harm our business, financial condition and results of operations.

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

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the IC into its final protective plastic or ceramic casing. We provide the wafers containing the ICs to third-party packagers. Although we currently work with five packagers, substantially all of our amplifier product net revenues in 2005 were attributable to products packaged by two packagers. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Unisem, our current primary source for a particular, high-volume commercial package type and Circuit Electronic Industries Public Co., Ltd., or CEI, our second source for this particular package type, could significantly damage our business. In addition, increased packaging costs could harm our gross margins and profitability.

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

We currently outsource a portion of our product manufacturing and testing function, and may do so again where economically advantageous for both the vendor and us. For example, we rely on one manufacturing partner to produce all of our satellite radio antenna products and a significant majority of our broadband products. However, we may be unable to successfully outsource additional manufacturing and testing in the near term, or at all. The selection and ultimate qualification of subcontractors to manufacture and test our products could be costly and increase our cost of revenues. In addition, we also do not know if we will be able to negotiate long-term contracts with subcontractors to manufacture and test our products at acceptable prices or volumes. Further, outsourcing the manufacture of a substantial amount of our products may result in underutilization of our existing manufacturing facility, which could in turn result in a higher cost structure and lower gross margins than if we did not outsource these functions.

Even if we find suitable vendors for an outsourced manufacture or test relationship, creation of such arrangements carries risks since we have to rely on the vendor to provide an uninterrupted source of high quality product. Because our customers have high quality and reliability standards and our components require sophisticated testing techniques, we have had problems in the past and may have difficulty in the future in obtaining sufficiently high quality or timely manufacture and testing of our products. Whenever a subcontractor is not successful in adopting such techniques, we may experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, damage to customer relationships, delayed qualification of new products with our customers, product returns or discounts and lost net revenues, any of which could harm our business, financial condition and results of operations.

A substantial portion of our products are sold to international customers, which exposes us to numerous risks.

A substantial portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Korea, Singapore, Philippines, Finland, Germany and Sweden. International sales approximated 59% of our net revenues in the second quarter of 2006, the majority of which was attributable to CMs and OEMs located in Asia. Demand for our products in foreign markets could decrease, which could harm our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. For example, we rely on Analog Devices for the ICs utilized in the manufacture of our PLL products, and we also rely on limited sources for certain packaging materials. If we, or our packaging subcontractors, are unable to obtain these or other materials in the required quantity and quality, we could experience delays or reductions in product shipments, which would reduce our profitability. Temporary shortages and low manufacturing yields have arisen in the past and may arise in the future. If key components or materials are unavailable, while we would hope to be able to remedy through cooperation with the suppliers, locating alternate sources of supply or otherwise, our costs could increase and our net revenues could decline.

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

The implementation of new technological or legal requirements, such as recycling requirements and lead-free initiatives, has impacted our products and manufacturing processes, and could affect the timing of product introductions, the cost and commercial success of our products and our overall profitability. For example, a directive in the European Union bans the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, many of our customers changed their equipment specifications to use only components that do not contain these banned substances and indicated that they would no longer design in non-compliant components. Because many of our IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we either have already or may need to in the future redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand.

Although we began this process in the first quarter of 2004 and have released many compliant products to date, we have products that remain noncompliant. Due to the limited geographic coverage of the regulations and our worldwide customer base, the different rates at which various customers are requiring compliant components, and the fact that some components containing banned substances remain exempt from the regulations for particular customer applications, we are not stopping all production of parts containing banned substances on a particular scheduled date, but are making the move gradually as customer demand dictates. We anticipate selling such products for some time. We may be left with excess inventory of certain leaded parts if customers for those parts move to lead-free only consumption without giving us sufficient notice. In addition, our industry has no long-term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials, so we may experience product quality and performance issues as we transition our products to such materials.

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

Another recent directive in the European Union imposes a “take-back” obligation on manufacturers of electrical and electronic equipment. This obligation requires manufacturers of electrical or electronic equipment to finance the collection, recovery and disposal of the electrical or electronic equipment that they produce. At this time, we are not aware of adopted legislation implementing this directive and the methods by which our industry will attempt to comply with these take-back obligations have not been fully developed. We may have take-back obligations, and even if the specific implementing legislation eventually adopted does not directly apply to us or our products and solutions, our customers could potentially shift some of their costs to us through contractual provisions. We are unable to assess the impact of this proposed legislation on us at this time but it could result in increased costs to us, which could harm our business, financial condition and results of operations.

Environmental regulations could subject us to substantial costs or fines, or require us to suspend production, alter manufacturing processes or cease operations at one or more sites.

The manufacture, assembly and testing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations governing the use, transportation, emission, discharge, storage, recycling or disposal of such materials. Failure to comply with any such laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, requirements to remediate land, air or groundwater and other legal liability. Some domestic and foreign environmental regulations allow regulating authorities to impose cleanup liability on a company that leases or otherwise becomes associated with a contaminated site even though that company had nothing to do with the acts that gave rise to the contamination. Accordingly, even if our own operations are conducted in accordance with these laws, we may incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we lease now or in the future, or sites we become associated with due to acquisitions. For example, PDI’s manufacturing site in Nuremberg, Germany occupies a small portion of a large parcel formerly occupied by Alcatel and other manufacturers dating back to the early 1900s. Chlorinated solvent and heavy metal contamination in air, soil and groundwater were identified on the former Alcatel site in the late 1980s, and pump-and-treat remediation systems have been implemented on portions of the site. While we do not believe that this contamination resulted from the operation of PDI’s business, that any additional remediation is required on the PDI site or that we or PDI have any material related liability, currently we cannot assure you that such liability will not arise in the future.

We have a material amount of goodwill and long-lived assets, including finite-lived acquired intangible assets, which, if impaired, could harm our results of operations.

We have a material amount of goodwill, which is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Goodwill is subject to a periodic impairment evaluation based on the fair value of the reporting unit. We also have a material amount of long-lived assets, including finite-lived acquired intangible assets recorded on our balance sheet. These assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of the related assets may not be recoverable. Any impairment of our goodwill or long-lived assets, including finite-lived acquired intangible assets, could harm our business, financial condition and results of operations.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could harm our business, financial position and results of operations.

We are defendants in litigation matters that are described under the heading “Legal Proceedings” in this quarterly report on Form 10-Q. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, we cannot assure you that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, including the results of any amicable settlement, could harm our business, financial condition and results of operations.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business will be significantly impacted. For example, the worldwide installation of 2.5G and 3G equipment has occurred at a much slower rate than was initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. If further delays in adoption of industry standards were to occur, it could result in lower sales of our products and worse than expected results of operations in one or more periods.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.

Our future success and ability to compete is dependent in part upon our proprietary information and technology. Although we have patented technology and have patent applications pending, we primarily rely on a combination of contractual rights and copyright, trademark and trade secret laws and practices to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, wafer suppliers, vendors, customers and potential customers, and limit the disclosure and use of our proprietary information. The steps taken by us in this regard may not be adequate to prevent misappropriation of our technology. Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our ability to enforce our patents, copyrights, software licenses and other intellectual property is limited by our financial resources and is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. If we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us.

Risks Related to Ownership of Our Common Stock

Some of our stockholders can exert control over us, and they may not make decisions that reflect our interests or those of other stockholders.

Our founding stockholders continue to control a substantial amount of our outstanding common stock, as do Phillip Liao and his spouse, the former sole stockholders of PDI. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common stock could cause our stock price to decline.

In February 2004, we filed a shelf registration statement to register the offer and sale of up to $75 million of securities by us from time to time and a registration statement to register the resale of shares of common stock by certain of our stockholders, including John and Susan Ocampo and entities affiliated with them. In addition, we are obligated to file a registration statement to register the resale of the shares of our common stock owned by Mr. Liao and his spouse resulting from the PDI acquisition. Any future sales of substantial amounts of common stock by our stockholders or us, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2006, we completed our acquisition of PDI pursuant to an Agreement and Plan of Merger dated as of February 4, 2006 by and among us, Penguin Acquisition Corporation, a California corporation and our wholly owned subsidiary, PDI, Phillip Liao and Yeechin Liao. The consideration we paid to the Liaos as PDI’s sole shareholders in the merger included 7.0 million shares of our common stock. The shares were issued pursuant to the private placement exemption from registration found in Rule 506 promulgated under the securities act, as the placement was made to two investors who constituted “accredited investors” within the meaning of Regulation D, no general solicitation occurred in connection with the placement and the requisite Form D was timely filed.

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

The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.4 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were approximately $49.8 million. As of June 30, 2006 all $49.8 million of the net proceeds have been used to purchase property and equipment, make capital lease payments, fund our operating activities, and fund our acquisitions and investment in GCS.

Repurchase of Equity Securities

The table below summarizes our repurchases of our common stock in the second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 2006	1,813	$0.001
May 2006	—	—
June 2006	—	—

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

(a) The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on June 1, 2006.

(b) At the Annual Meeting, the stockholders elected John Ocampo and Gil Van Lunsen as Class III Directors to serve for a term of three years. The terms of office of the Class I Directors, Chris Crespi and Robert Van Buskirk, and Class II Directors, John Bumgarner, Jr., Phillip Liao and Casimir Skrzypczak, continued following the Annual Meeting as well.

(c) The stockholders of the Company voted on the following matters at the Annual Meeting:

1. The election of two Class III directors to serve for a term of three years;

2. The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2006; and

3. The approval of the amendments to the Company’s Amended and Restated 1998 Stock Plan described in the proxy statement previously submitted to the stockholders of the Company entitled to vote at the meeting.

Votes were cast for the election of the Class III Directors as follows:

	Votes For	Votes Withheld
John Ocampo	42,068,518	588,445
Gil Van Lunsen	42,060,500	596,463

The ratification of the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2006 was approved as follows:

Votes For	Votes Against	Abstentions
42,136,081	507,370	13,512

The amendments to the Company’s Amended and Restated 1998 Stock Plan described in the proxy statement previously submitted to the stockholders of the Company entitled to vote at the meeting were approved as follows:

Votes For	Votes Against	Abstentions
25,950,485	7,084,608	28,619

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 4, 2006, by and among the Registrant, Premier Devices, Inc., Penguin Acquisition Corporation, Phillip Chuanze Liao and Yeechin Shiong Liao. (0)

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement by and Among the Registrant, Phillip Liao and Yeechin Liao, effective as of April 3, 2006. (5)

10.1**	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)

10.2	Form of Promissory Note issued by the Registrant to each of Phillip Liao and Yeechin Liao on April 3, 2006. (5)

10.3**	Executive Employment Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (5)

10.4**	Non-Competition Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (5)

10.5	Escrow Agreement by and among the Registrant, Phillip Liao, Yeechin Liao and U.S. Bank National Association, effective as of April 3, 2006. (5)

10.6**	Amended and Restated 1998 Stock Plan, as amended effective June 1, 2006. (6)

11.1	Statement regarding computation of per share earnings. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(0)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2006, filed with the Securities and Exchange Commission on February 6, 2006.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 3, 2006, filed with the Securities and Exchange Commission on April 6, 2006.

(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2006, filed with the Securities and Exchange Commission on June 6, 2006.

(7)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2006	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: August 9, 2006	/s/ Charles R. Bland
CHARLES R. BLAND
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 4, 2006, by and among the Registrant, Premier Devices, Inc., Penguin Acquisition Corporation, Phillip Chuanze Liao and Yeechin Shiong Liao. (0)

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement by and Among the Registrant, Phillip Liao and Yeechin Liao, effective as of April 3, 2006. (5)

10.1**	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)

10.2	Form of Promissory Note issued by the Registrant to each of Phillip Liao and Yeechin Liao on April 3, 2006. (5)

10.3**	Executive Employment Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (5)

10.4**	Non-Competition Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (5)

10.5	Escrow Agreement by and among the Registrant, Phillip Liao, Yeechin Liao and U.S. Bank National Association, effective as of April 3, 2006. (5)

10.6**	Amended and Restated 1998 Stock Plan, as amended effective June 1, 2006. (6)

11.1	Statement regarding computation of per share earnings. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(0)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2006, filed with the Securities and Exchange Commission on February 6, 2006.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 3, 2006, filed with the Securities and Exchange Commission on April 6, 2006.

(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2006, filed with the Securities and Exchange Commission on June 6, 2006.

(7)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.