Form 10-Q
period 2006-09-30
SIRENZA MICRODEVICES INC
filed 2006-11-08
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

As of September 30, 2006 there were 45,564,464 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,676	$11,266
Short-term investments	2,635	6,979
Accounts receivable, net	23,332	11,856
Inventories	24,289	8,961
Other current assets	1,756	1,338

Total current assets	67,688	40,400
Property and equipment	14,095	6,013
Investment in GCS	215	3,065
Other non-current assets	1,628	1,515
Acquisition-related intangibles	38,894	5,083
Goodwill	44,736	6,413

Total assets	$167,256	$62,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,427	$4,999
Accrued compensation and other expenses	6,009	4,822
Other accrued liabilities	2,539	586
Deferred margin on distributor inventory	1,539	950
Notes payable in connection with acquisition of PDI	6,000	—
Deferred tax liabilities	1,420	—
Capital lease obligations	516	—

Total current liabilities	31,450	11,357
Capital lease obligations, long-term portion	650	—
Deferred tax liabilities, non-current	10,584	—
Accrued pension	2,769	—
Other liabilities, non-current	183	391
Commitments and contingencies
Stockholders’ equity:
Common stock	44	37
Additional paid-in capital	199,882	138,660
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive income (loss)	2,547	(65)
Accumulated deficit	(80,688)	(87,726)

Total stockholders’ equity	121,620	50,741

Total liabilities and stockholders’ equity	$167,256	$62,489

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$39,677	$17,234	$99,602	$44,668
Cost of revenues	21,991	9,344	57,311	24,852

Gross profit	17,686	7,890	42,291	19,816
Operating expenses:
Research and development	3,358	2,499	9,467	7,873
Sales and marketing	2,500	1,793	7,739	5,496
General and administrative	4,614	1,928	12,038	6,292
Amortization of acquisition-related intangible assets	1,554	465	3,506	1,395
Impairment of investment in GCS	2,850	—	2,850	—
Other	—	89	—	56

Total operating expenses	14,876	6,774	35,600	21,112

Income (loss) from operations	2,810	1,116	6,691	(1,296)
Interest and other income (expense), net	19	108	241	47

Income (loss) before income taxes	2,829	1,224	6,932	(1,249)
Provision for (benefit from) income taxes	(506)	70	(106)	(29)

Net income (loss)	$3,335	$1,154	$7,038	$(1,220)

Basic net income (loss) per share	$0.07	$0.03	$0.17	$(0.03)

Diluted net income (loss) per share	$0.07	$0.03	$0.16	$(0.03)

Shares used to compute basic net income (loss) per share	44,922	35,958	42,094	35,714

Shares used to compute diluted net income (loss) per share	46,849	37,797	44,030	35,714

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income (loss)	$7,038	$(1,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,681	4,586
Compensation expense related to employee equity awards	3,789	125
Other	28	16
Impairment of GCS	2,850	—
Changes in operating assets and liabilities:
Accounts receivable	(5,206)	893
Inventories	(3,368)	(69)
Other assets	(158)	(52)
Accounts payable	1,163	1,595
Accrued expenses	387	(603)
Accrued pension	239	172
Accrued restructuring	—	(409)
Deferred margin on distributor inventory	589	(251)

Net cash provided by operating activities	14,032	4,783
Investing Activities
Sales/maturities (purchases) of available-for-sale securities, net	4,406	(995)
Purchases of property and equipment	(4,254)	(843)
Pay-out of ISG contingent consideration	(1,150)	—
Purchase of PDI, net of cash acquired	(14,011)	—

Net cash used in investing activities	(15,009)	(1,838)
Financing Activities
Principal payments on capital lease obligations	(234)	(56)
Proceeds from exercise of stock options and employee stock plans	4,379	1,176

Net cash provided by financing activities	4,145	1,120
Effect of exchange rate changes on cash	1,242	—
Increase in cash and cash equivalents	4,410	4,065
Cash and cash equivalents at beginning of period	11,266	2,440

Cash and cash equivalents at end of period	15,676	6,505
Supplemental disclosures of noncash investing and financing activities
Reclassification of property and equipment and accrued expenses	$95	$502
Issuance of common stock in connection with the acquisition of PDI	$53,000	$—
Issuance of note payable in connection with the acquisition of PDI	$6,000	$—
Non-cash adjustments to goodwill	$2,514	$786
Equipment acquired under capital lease	$612	$—

See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sirenza Microdevices, Inc. (“the Company”) for the fiscal year ended December 31, 2005, which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006.

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

The Company has designated the local currency as the functional currency for its foreign subsidiaries in Germany and China, which the Company acquired as part of its acquisition of Premier Devices, Inc. (“PDI”). See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on the PDI acquisition. These subsidiaries primarily expend cash in their local respective currencies and generate cash in both the local currency and U.S. dollars. The assets and liabilities, excluding inter-company accounts, of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated at the average monthly exchange rate. Translation adjustments are recorded in accumulated other comprehensive income (loss).

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. The company is currently evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal 2008. The company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

Note 2: Stock-Based Compensation

At September 30, 2006, the Company’s 1998 Stock Plan (the “1998 Plan”) was the only stock-based employee compensation plan impacted by the adoption of SFAS 123R and is described more fully below. Equity awards granted under the 1998 Plan have historically consisted of stock options and more recently restricted stock purchase rights, or stock awards. The total compensation expense related to this plan was approximately $1.3 million and $3.8 million for the three and nine months ended September 30, 2006. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25. Accordingly, the Company did not typically recognize compensation expense for stock option grants, as it granted stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, in 2004, the Company began granting stock awards at an exercise price of par value ($0.001 per share) which are subject to a right of reacquisition by the Company at cost or for no consideration. The Company measures the fair value of the stock awards based upon the fair market value of the Company’s common stock on the dates of grant and recognizes any resulting compensation expense, net of a forfeiture rate, on a straight-line basis over the associated service period, which is generally the vesting term of the stock awards. The Company typically estimates forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

As a result of adopting SFAS 123R, the impact on the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was that income before income taxes and net income were $797,000 and $2.7 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.02 per share and $.06 per share, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Due to the availability of net operating loss carryforwards, the Company did not recognize tax benefit for the tax deduction from stock option exercises for the three and nine months ended September 30, 2006 and September 30, 2005.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) - as reported	$1,154	$(1,220)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported, net of related tax effects	60	125
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,138)	(6,633)

Pro forma net loss	$(1,924)	$(7,728)

Net loss per share:
Basic and diluted - as reported	$0.03	$(0.03)

Basic and diluted - pro forma	$(0.05)	$(0.22)

Note that the above pro forma disclosure is provided for the three and nine months ended September 30, 2005 because employee stock options were not accounted for using the fair-value method during those periods.

Stock Option Plan

In January 1998, the Company established the 1998 Plan under which stock options may be granted to employees, directors and consultants of the Company. Under the 1998 Plan, nonstatutory stock options may be granted to employees, directors and consultants, and incentive stock options (“ISO”) may be granted only to employees. In the case of an ISO that is granted to an employee who, at the time of the grant of such option, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the per share exercise price shall not be less than 110% of the fair market value per share on the date of grant. For ISO’s granted to any other employee, the per share exercise price shall not be less than 100% of the fair value per share on the date of grant. The exercise price for nonqualified options may not be less than 85% of the fair value of Common Stock at the option grant date. Options generally expire after ten years. Vesting and exercise provisions are determined by the Board of Directors. Options generally vest over 4 years, 25% after the first year and ratably each month over the remaining 36 months.

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

The Company has not granted any stock options subsequent to the third quarter of 2005. The fair value of all previously granted stock options was estimated on the date of grant using a Black-Scholes option pricing model. The Company’s volatility computation for the three and nine months ended September 30, 2005 was based on a historical-based volatility. The expected life computation for the three and nine months ended September 30, 2005 was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair value as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Weighted average fair value of grant	$3.0	$3.32
Risk-free interest rate	4.04%	3.93%
Dividend yield	0%	0%
Expected volatility	106%	110%
Expected life (in years)	5.03	5.09

A summary of stock option activity under the 1998 Plan as of September 30, 2006 and changes during the three months ended September 30, 2006 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2006	2,929,748	$2.51
Granted	—
Exercised	(135,809)	$2.30
Forfeited/cancelled/expired	(3,065)	$4.11

Outstanding at September 30, 2006	2,790,874	$2.52	6.52	$15,022

Exercisable at September 30, 2006	2,338,185	$2.35	6.32	$12,969

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended September 30, 2006 was approximately $982,000. The total fair value of stock options vested and expensed was approximately $797,000, before and after tax, for the three months ended September 30, 2006.

As of September 30, 2006, $1.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.95 years.

Cash received from stock option exercises for the three months ended September 30, 2006 was approximately $312,000.

Nonvested stock awards as of September 30, 2006 and changes during the three months ended September 30, 2006 were as follows:

Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 30, 2006	393,929	$5.04
Granted	417,050	$9.02
Vested	(60,084)	$6.82
Forfeited/cancelled/expired	(4,057)	$4.28

Nonvested at September 30, 2006	746,838	$7.12

As of September 30, 2006, there was $4.1 million of unrecognized stock-based compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.92 years.

Total stock-based compensation expense related to stock options and stock awards under the 1998 Plan was allocated as follows:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	(in thousands)			(in thousands)
	Stock Options	Stock Awards	Total	Stock Options	Stock Awards	Total
Cost of sales	$92	$75	$167	$284	$155	$439
Research and development	154	101	255	517	256	773
Sales and marketing	180	63	243	587	149	736
General and administrative	371	292	663	1,319	522	1,841

Total stock-based compensation expense (1)	$797	$531	$1,328	$2,707	$1,082	$3,789

(1)	Stock-based compensation costs capitalized into inventory of approximately $60,000 are not included in the table above.

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

Sirenza, Phillip Chuanze Liao and Yeechin Shiong Liao (“the Liaos”) (the sole shareholders of PDI) and U.S. Bank National Association (the “Escrow Agent”) entered into an Escrow Agreement dated as of February 4, 2006 (the “Escrow Agreement”) which became effective at closing. Pursuant to the Escrow Agreement, upon the closing of the merger, 3.5 million of the 7.0 million shares of Sirenza common stock to be issued to the Liaos as consideration in the merger were placed in a 2-year escrow as security for their indemnification obligations pursuant to the merger agreement. The Liaos retain voting rights with respect to their stock held in escrow. The Liaos may release the shares from escrow earlier by depositing in the escrow in lieu of the shares $7.125 million in cash less the amount of any indemnity payments made from the escrow through that date. The Liaos may also arrange for sales of the escrowed shares with the proceeds of such sales being deposited in the escrow until the amount specified in the immediately preceding sentence has been deposited, at which time any remaining shares will be released. Any indemnification claims made by Sirenza against the escrow may be paid in cash or in escrowed shares, with such shares being valued at the closing price of Sirenza’s common stock as reported on the Nasdaq National Market on the date such claim is finally resolved.

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

Due to a series of transactions that occurred prior to the date that Sirenza acquired the stock of PDI, PDI may have realized certain contingent income tax liabilities that were not recorded in its financial statements. Sirenza is in the process of evaluating the likelihood that these liabilities would be assessed as well as the amount of such liabilities. Sirenza’s preliminary estimate of any contingent tax liabilities is between zero and $17.0 million. Any adjustments to record a liability or cash payout related to the aforementioned tax contingencies will be recorded as additional goodwill and are not expected to affect Sirenza’s reported operating results. Sirenza cannot be assured that the portion of the PDI purchase price held in escrow to secure indemnification obligations of the former PDI shareholders will be sufficient to offset any amounts that Sirenza may be obligated to pay related to such tax contingencies, or that such indemnification obligations will not expire prior to the time that Sirenza becomes obligated to pay such amounts, if any.

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

The Company pre-paid $3.0 million of the $6.0 million in promissory notes described above in November of 2006, as it had sufficient cash on hand available and doing so would allow it to reduce further interest expense.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of Sirenza and PDI as if the acquisition had occurred on January 1, 2005. Sirenza’s reported results for the nine-month period ended September 30, 2006 include the results of PDI from April 3, 2006 (the acquisition date). Adjustments of $1.1 million for the nine-month period ended September 30, 2006 and $1.1 million and $3.2 million for the three and nine-month periods ended September 30, 2005, respectively, have been made to the combined results of operations reflecting amortization of acquisition-related intangible assets, as if the acquisition had occurred on January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net revenues	$39,677	$29,372	$108,277	$78,886
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	3,335	628	4,672	(3,356)
Net income (loss)	3,335	628	4,672	(3,356)
Basic net income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.07	$0.01	$0.11	$(0.08)
Net income (loss)	$0.07	$0.01	$0.10	$(0.08)
Diluted net income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.07	$0.01	$0.11	$(0.08)
Net income (loss)	$0.07	$0.01	$0.10	$(0.08)

The unaudited pro forma financial information above includes the following material, unusual, infrequent or non-recurring charges related to Sirenza: the write-off of deferred equity financing costs of $99,000 and $314,000 in the three and nine-month periods ended September 30, 2005, the write-off of costs associated with abandoned merger and acquisition activities of $275,000 in the nine-month period ended September 30, 2005, costs associated with a litigation settlement of $201,000 in the nine-month period ended September 30, 2005, GCS impairment charges of $2.9 million in the three and nine-month periods ended September 30, 2006 and severance costs of $216,000 in the nine-month period ended September 30, 2006.

Note 4: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets totaled $1.6 million and $465,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and $3.5 million and $1.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Acquisition-related intangible assets are being amortized over the periods in which the economic benefits of such assets are expected to be used. Acquisition-related intangible assets are being amortized on a straight-line basis, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Customer Relationships	$27,206	$2,295	$24,911	$970	$921	$49
Developed Product Technology	17,891	4,643	13,248	6,810	2,793	4,017
Core Technology Leveraged	860	225	635	860	18	842
Patented Core Technology	700	600	100	700	525	175

Total	$46,657	$7,763	$38,894	$9,340	$4,257	$5,083

The gross carrying amount of acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a significant portion of the Company’s acquisition-related intangible assets are related to foreign subsidiaries.

The weighted average amortization period of the Company’s acquisition-related intangible assets is as follows (in months):

Developed Product Technology	75
Customer Relationships	114
Core Technology Leveraged	60
Patented Core Technology	53

As of September 30, 2006, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2006 (remaining 3 months)	$1,542
2007	5,972
2008	5,581
2009	4,649
2010	4,458
Thereafter	16,692

$38,894

Amortization expense included in the table above is subject to change due to foreign currency fluctuations as a significant portion of the Company’s acquisition-related intangible assets are related to foreign subsidiaries.

Note 5: Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2006 are as follows (in thousands):

	SMDI Segment	PDI Segment	Total
Balance as of December 31, 2005	$6,413	$—	$6,413
Goodwill acquired during the period	—	34,985	34,985
Goodwill adjustments	2,539	(397)	2,142
Effect of foreign currency rate change	—	1,196	1,196

Balance as of September 30, 2006	$8,952	$35,784	$44,736

The SMDI segment goodwill adjustment above relates to the accrual of $2.5 million for the 2006 ISG earn-out in the second and third quarter of 2006. The PDI segment goodwill adjustments primarily relate to the collection of previously reserved accounts receivable that were not expected to be collectible at the time of the PDI acquisition.

The Company conducted its annual goodwill impairment analysis in the third quarters of 2006 and 2005 and concluded its goodwill was not impaired.

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

The Company sold previously written-down inventory products with an original cost basis of approximately $90,000, $79,000, and $90,000 in the first, second and third quarters of 2006, respectively, and $259,000 for the year ended December 31, 2005. As the cost basis for written-down inventories is less than the original cost basis when such products are sold, cost of revenues associated with the sale will be lower, which results in a higher gross margin on that sale. Sales of previously written-down inventories increased the Company’s gross margin for the three months ended September 30, 2006 by less than one percentage point. The Company may sell previously written-down inventory products in future periods, which would have a similarly positive impact on the Company’s results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$13,127	$3,740
Work-in-process	3,269	1,422
Finished goods	7,893	3,799

	$24,289	$8,961

Note 7: Investment in GCS

In the first quarter of 2002, the Company converted an outstanding loan receivable of approximately $1.4 million and invested cash of approximately $6.1 million in Global Communication Semiconductors, Inc. (“GCS”), a privately held semiconductor foundry, in exchange for 12.5 million shares of GCS Series D-1 preferred stock valued at $0.60 per share. In connection with the investment, the Company’s President and CEO joined GCS’ seven-member board of directors.

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

In the third quarter of 2006, the Company determined that an other than temporary decline in value of its investment had occurred. Accordingly, the Company recorded a charge of approximately $2.9 million to reduce the carrying value of its investment to its estimated fair value. The fair value has been estimated by management and may not be reflective of the value in a third party financing event.

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

The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Weighted average common shares outstanding	44,922	35,958	42,094	35,714
Dilutive effect of employee stock options and awards	1,927	1,839	1,936	—

Weighted average common shares outstanding, assuming dilution	46,849	37,797	44,030	35,714

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and employee stock awards.

The effect of options to purchase 5,000 shares of common stock have not been included in the computation of diluted net loss per share for the quarter ended September 30, 2006 as the effect would have been antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

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

Note 9: Retirement Benefit Plan

As a result of the acquisition of PDI, the Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with an unfunded obligation of approximately $2.7 million.

The components of the net periodic benefit cost for the defined benefit pension plan were as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Service cost	$30	$60
Interest cost	30	60
Expected return on plan assets	—	—
Recognized actuarial loss	—	—

Net periodic benefit cost	$60	$120

The actuarial assumptions used to calculate the net periodic benefits cost for the defined benefit pension plan were as follows:

2006
Discount rate	4.8%
Rate of compensation increase	2.5%

Note 10: Derivatives

As a result of the acquisition of PDI, the Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the condensed consolidated financial statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Germany and China use the local currency as their functional currency as the majority of their purchases are transacted in the local currency. However, revenue for these foreign subsidiaries is invoiced and collected in both the local currency and in U.S. dollars, typically depending on the preference of the customer. To hedge against the risk of Euro to U.S. dollar exchange rate fluctuations, the Company’s German subsidiary has contracted with a financial institution to sell U.S. dollars and buy Euros at fixed exchange rates at specific dates in the future. While the Company continues to evaluate strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, it cannot ensure that it will not recognize gains or losses from international transactions. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect the Company’s operating results.

As of September 30, 2006, the notional amount of these short-term foreign currency forward contracts totaled $3.0 million. The fair market value of these forward contracts was $93,000 as of September 30, 2006 and is currently classified as “Other current assets”. The Company elected not to classify the hedge for hedge accounting treatment and as a result all gains and losses are recognized in earnings. Foreign currency transaction losses, net of foreign currency forward contract gains, approximated $103,000 during the three months ended September 30, 2006.

Note 11: Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss)	$3,335	$1,154	$7,038	$(1,120)
Change in net unrealized gains (losses) on available-for-sale investments	22	(6)	62	(31)
Change in cumulative translation adjustment	724	—	2,550	—

Total comprehensive income (loss)	$4,081	$1,148	$9,650	$(1,251)

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	September 30, 2006	December 31, 2005
Accumulated net unrealized loss on available-for-sale investments	$(3)	$(65)
Cumulative translation adjustment	2,550	—

Total accumulated other comprehensive income (loss)	$2,547	$(65)

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

We currently intend to add the Micro Linear business acquired in October 2006 to our SMDI segment and have established a new Consumer Applications SBU to focus on the markets formerly served by Micro Linear.

SMDI Segment:

The SMDI segment consists of the Company’s RF component sales business predating the acquisition of PDI in April 2006 as well as the business of Micro Linear acquired in October 2006. The products of the SMDI segment currently serve six principal end markets noted below:

•	Mobile Wireless—this market includes global mobile wireless infrastructure applications, with particular focus on leading standards, including GSM, WCDMA, CDMA, and TD-SCDMA infrastructure opportunities.

•	Broadband Network Applications—this market includes primarily digital satellite radio applications and digital TV, or DTV, applications.

•	Standard and Catalog Products—this market includes established and emerging mid-level to smaller customers in a variety of end markets, such as point-to-point, network repeaters, and RFID, to which the Company largely markets catalog products through its global sales distribution and sales representative networks.
•	Consumer Applications—this market includes digital cordless telephone, personal handyphone and data networking applications.

•	Wireless Access Applications—this market includes the WiMAX, WiFi and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

•	Aerospace and Defense Applications—this market includes aerospace, military/defense and homeland security applications.

Within the SMDI segment’s marketing function the Company has established six market-facing strategic business units, or SBUs, which allow the segment to further concentrate and prioritize its efforts in strategic planning, product development, and marketing of the segment’s products to better support its worldwide customers. Although the Company’s chief operating decision maker reviews disaggregated revenue information by SBU with the SMDI segment, the SBUs do not have separate profit and loss statements reviewed by the Company’s chief operating decision maker, and accordingly are aggregated and reported within the single SMDI segment.

PDI Segment:

The PDI segment consists of the business acquired on April 3, 2006 from Premier Devices, Inc. The PDI segment designs and manufactures RF components and consists of CATV amplifier, module and optical receiver products, a line of passive RF components such as mixers, splitters, transformers, couplers, isolators, circulators and amplifiers, as well as passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. The majority of the PDI segment’s manufacturing operations are conducted in Shanghai, China and Nuremberg, Germany.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated income or loss before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues within the SMDI segment. Revenue is defined as net revenues from external customers.

Segment information is summarized as follows (in thousands):

	SMDI	PDI	Total Company
For the three months ended September 30, 2006
Net revenues from external customers	$25,961	$13,716	$39,677
Operating income	$2,290	$520	$2,810
For the nine months ended September 30, 2006
Net revenues from external customers	$71,871	$27,731	$99,602
Operating income (loss)	$7,024	$(333)	$6,691
For the three months ended September 30, 2005
Net revenues from external customers	$17,234	$—	$17,234
Operating income	$1,116	$—	$1,116
For the nine months ended September 30, 2005
Net revenues from external customers	$44,668	$—	$44,668
Operating income (loss)	$(1,296)	$—	$(1,296)

The disaggregated revenue information reviewed by the CODM within the SMDI segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Aerospace, Defense and Homeland Security	$1,254	$779	$4,568	$2,250
Broadband and Consumer	4,695	4,524	15,536	8,723
Mobile Wireless	12,321	5,449	28,844	16,585
Standard Products	5,254	6,205	14,660	16,364
Wireless Access	2,437	277	8,263	746

Total SMDI segment net revenues	$25,961	$17,234	$71,871	$44,668

The segment information above has been restated to reflect the change in the number of the Company’s segments from three in 2005 to two in the second quarter of 2006.

Note 13: Contingencies

On August 30, 2006, a complaint regarding a putative class action lawsuit, Yevgeniy Pinis v. Timothy R. Richardson, et al., No. 2381-N, was filed in the Court of Chancery of the State of Delaware in New Castle County against us, Micro Linear Corporation (“Micro Linear”), Metric Acquisition Corporation and Micro Linear’s board of directors in connection with our proposed acquisition of Micro Linear. The complaint was amended on September 12, 2006. The amended complaint alleges, among other things, that the Micro Linear board of directors violated its fiduciary duties to the stockholders of Micro Linear by approving the merger of Metric Acquisition Corporation with and into Micro Linear, that the consideration paid to the stockholders of Micro Linear in the merger was unfair and inadequate and that the proxy statement/prospectus that forms a part of our registration statement on Form S-4 (as amended and filed on September 13, 2006) was deficient in a number of respects. The complaint seeks, among other things, an injunction prohibiting us and Micro Linear from consummating the merger, rights of rescission against the merger and the terms of the merger agreement, damages incurred by the class, and attorneys’ fees and expenses. On October 4, 2006, we and Micro Linear agreed in principle with the plaintiff to a settlement of this lawsuit. The agreement in principle as to the proposed settlement contemplates that counsel for the plaintiff will request a reasonable award of fees and expenses from the court in connection with the lawsuit. The amount of any fee award ultimately granted is within the court’s discretion and cannot be determined at this time. We and the other defendants have reserved our rights to negotiate in good faith regarding and to oppose plaintiff’s related fee application. Further to the proposed settlement, the parties agreed to provide the stockholders of Micro Linear with certain additional disclosures. The settlement is subject to the approval of the Delaware Court of Chancery and provides for a broad release of claims by the stockholder class. Prior to the time at which the settlement will be submitted to the Delaware Court of Chancery for final approval, the parties will provide additional information to class members in a notice of settlement, including further information about the release of claims.

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court held a hearing regarding the possible final approval of the previously described preliminary settlement between the 300 issuers and the plaintiffs. After hearing arguments from a number of interested parties, the court adjourned the hearing to consider its ruling on the matter. The settlement remains subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. In addition, we do not believe the ultimate outcome will have a material adverse impact on our results of operations or financial condition.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. In December 2005, we moved for summary judgment dismissing Mini-Circuits’ claims, and Mini-Circuits cross-moved for summary judgment dismissing our counterclaims. On August 30, 2006, the Court issued an order determining that factual issues requiring a trial precluded dismissal of Mini-Circuits’ claims on our summary judgment motion, and accordingly denying our motion for summary judgment on Mini-Circuits’ claims and granting Mini-Circuits’ motion for summary judgment. While we believe Mini-Circuits’ claims to be without merit and intend to defend against Mini-Circuits’ claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of September 30, 2006. Even if we are entirely successful in defending against the lawsuit, we will have incurred significant legal expenses and our management may have to expend significant time in the defense.

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

As of December 31, 2005, the Company determined it to be probable that the full earn-out of $1.15 million related to the year ended December 31, 2005 would be paid. Accordingly, the Company accrued for the expected payment of the earn-out on its consolidated balance sheet in “Accrued compensation and other expenses” and correspondingly increased goodwill by $1.15 million. The $1.15 million earn-out related to the year ended December 31, 2005 was paid in the second quarter of 2006.

As of September 30, 2006, the Company determined it to be probable that at least $2.5 million of the potential earn-out related to the year ended December 31, 2006 would be paid. Accordingly, the Company has accrued for the expected payment of this portion of the potential earn-out on its consolidated balance sheet in “Other accrued liabilities” and correspondingly increased goodwill by $2.5 million. The $2.5 million earn-out related to the year ended December 31, 2006 is expected to be paid in the second quarter of 2007.

The range of possible earn-out payments for the years ended December 31, 2006 and 2007 is as follows (in thousands):

	Possible Payment Range
Earn-out Period	Low End of Range	High End of Range
Year ending December 31, 2006	$2,539	$3,000
Year ending December 31, 2007	—	3,000

	$2,539	$6,000

Note 14: Subsequent Event

On October 31, 2006, the Company completed its acquisition of Micro Linear Corporation (“Micro Linear”) for approximately 4.9 million shares of Sirenza common stock. Micro Linear, headquartered in San Jose, California, is a fabless semiconductor company specializing in wireless integrated circuit (IC) solutions used in a variety of wireless applications serving global end markets. Under the terms of the merger agreement, the holders of the outstanding common stock of Micro Linear were entitled to receive 0.365 of a share of Company common stock for each share of Micro Linear common stock they held at the date of closing. The acquisition will be reflected in the Company’s consolidated financial results beginning in the fourth quarter of 2006.

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

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the general directions in which our business and products are moving, followed by an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting policies and estimates that we believe require us to make the most significant judgments in the preparation of our consolidated financial statements. In the next section we discuss the results of our operations for the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005. We then provide an analysis of our cash flows, including the impact on cash of important balance sheet changes, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations.”

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

In the past three years we have completed four acquisitions, including our acquisition of Micro Linear that closed on October 31, 2006.

On May 5, 2003, we acquired substantially all of the assets and specified liabilities of Vari-L Company, Inc., or Vari-L, for an aggregate purchase price of $16.2 million, consisting of approximately 3.3 million shares of our common stock, valued at approximately $4.7 million, approximately $9.1 million in cash and $2.4 million in estimated direct transaction costs. Vari-L designed and manufactured voltage controlled oscillators (VCOs), phase-locked loop (PLLs), and other multi-component modules (MCM) products for the mobile wireless infrastructure market, as well as certain components for the A&D market. This acquisition strengthened our product portfolio by adding RF signal source components and established our presence in the A&D market. The acquisition of Vari-L added a significant amount of net revenues to Sirenza subsequent to the date of the transaction. After the acquisition of Vari-L, we relocated our corporate headquarters and consolidated our manufacturing facilities in Broomfield, Colorado, which allowed us to achieve significant operational cost synergies, primarily in operations, general and administrative and, to a more limited degree, in sales and marketing.

On December 16, 2004, we acquired ISG Broadband, Inc., or ISG, for an aggregate purchase price of $7.7 million, consisting of $6.9 million in cash and $789,000 in direct transaction costs. Additional cash consideration of up to $7.15 million was also provided for, subject to the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of such payments was earned in 2005 and paid in the second quarter of 2006. The amount paid totaled $1.15 million. Additional payments of up to $3.0 million each may be paid in 2007 and 2008. ISG designed RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enabled us to address new end markets, including HDTV and satellite radio, and broadened our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. Sales of the products acquired in the ISG acquisition represented a significant amount of our net revenues in 2005 and the first nine months of 2006.

On April 3, 2006, we acquired Premier Devices, Inc., or PDI, for 7,000,000 shares of our common stock, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year. PDI designed, manufactured and marketed complementary RF components featuring technologies common to existing and planned Sirenza products. PDI is headquartered in San Jose, California with manufacturing operations in both Shanghai, China and Nuremberg, Germany. This acquisition expanded both the depth and breadth of our products by adding PDI’s CATV amplifier, module and optical receiver offerings as well as its line of passive RF components such as mixers, splitters, transformers, couplers isolators, circulators and amplifiers. The acquisition also brings us design and manufacturing capabilities in Asia and Europe, including PDI’s passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. We believe that these new product offerings and capabilities advance our strategic objective of diversifying and expanding our end markets and applications. Our results of operations include the effect of the PDI acquisition from the date of acquisition (April 3, 2006) and are being reported as a separate business segment.

On October 31, 2006, we acquired Micro Linear Corporation for approximately 4.9 million shares of our common stock. Micro Linear, headquartered in San Jose, California, is a fabless semiconductor company specializing in wireless integrated circuit (IC) solutions used in a variety of wireless applications serving global end markets. Under the terms of the merger agreement, the holders of the outstanding common stock of Micro Linear were entitled to receive 0.365 of a share of our common stock for each share of Micro Linear common stock they held at the date of closing. The acquisition will be reflected in our consolidated financial results beginning in the fourth quarter of 2006. We currently intend to add the Micro Linear business to our SMDI segment and have established a new Consumer Applications SBU to focus on the markets formerly served by Micro Linear.

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

The revision of our organizational structure was intended to enhance our market focus and better use our personnel and resources to grow our target markets. To advance these goals we centralized our engineering and research and development functions, and within our marketing function established five market-facing strategic business units, or SBUs, which allowed us to further concentrate and prioritize our efforts in strategic planning, product development, and marketing to better support our worldwide customers. Following our Micro Linear acquisition we added a sixth SBU. The SBUs do not have separate profit and loss statements reviewed by our chief operating decision maker, and accordingly are aggregated and reported within the single SMDI segment.

Below is a brief description of the markets targeted by the marketing SBUs within our SMDI segment:

•	Mobile Wireless—this market includes global mobile wireless infrastructure applications, with particular focus on leading standards, including GSM, WCDMA, CDMA, and TD-SCDMA infrastructure opportunities.

•	Broadband Network Applications—this market includes primarily digital satellite radio applications and digital TV, or DTV applications.

•	Standard and Catalog Products—this market includes established and emerging mid-level to smaller customers in a variety of end markets, such as point-to-point, network repeaters, and RFID, to which we largely market catalog products through our global sales distribution and sales representative networks.

•	Consumer Applications—this market includes digital cordless telephone, personal handyphone and data networking applications.

•	Wireless Access Applications—this market includes the WiMAX, WiFi and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

•	Aerospace and Defense Applications—this market includes aerospace, military/defense and homeland security applications.

Revenue Overview

Revenue Recognition.

We present our revenue results as “net revenues.” Net revenues are defined as our revenues less sales discounts, rebates and returns. Historically, these revenue-related adjustments have not represented a significant percentage of our revenues, although sales discounts, rebates and returns will vary on a quarterly basis. We sell our products worldwide through a direct sales channel and a distribution sales channel.

Distributor Sales.

Our distribution arrangements provide our distributors with limited rights of return and certain price adjustments on unsold inventory held by them. We recognize revenues on sales to our distributors at the time our products are sold by the distributors to third-party customers. Our distribution channel consists of those sales made by our distribution channel partners (Avnet, Acal, RFMW and Digi-Key) under arrangements featuring such rights of return and price adjustment terms. If one of our distribution channel partners makes a sale of our products under an arrangement that does not include rights of return or price adjustment terms, we consider them a reseller of our products and include the revenue from such sales in our direct sales.

Direct Sales.

We recognize revenue from direct sales at the time product has shipped, title has transferred and no obligations remain. Direct sales include our sales to resellers but do not include our sales pursuant to distribution arrangements.

When our products are sold subject to acceptance criteria, our policy is to delay revenue recognition until the customer accepts the products. Historically, we have not experienced a delay in customer acceptance of our products.

Customer Concentration.

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. Over time, both as a result of our active sales and marketing efforts and industry-wide changes in customer buying patterns, our customer base has shifted significantly toward direct sales to large original equipment manufacturers, or OEMs, and their contract manufacturers, or CMs. Our OEM customers have increased their outsourcing of the manufacture of their equipment to CMs, including Celestica, Flextronics, Sanmina and Solectron. As a result, we sell directly to both OEMs and CMs. Our OEM customers currently make the sourcing decisions for our sales to their CMs or suppliers. Accordingly, when we report customer net revenues in our public announcements, we typically attribute all net revenues to the ultimate OEM customer and not the respective CM or supplier.

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

Diversification and Expansion Strategy.

We have historically focused on RF components for the wireless infrastructure market. We are now focusing on diversification efforts in order to capitalize on new opportunities in end markets outside of the wireless infrastructure market such as CATV, WiMAX, satellite radio, HDTV, RFID and other broadband and consumer applications.

We are also focusing on expansion through a combination of in house development of new products and acquisitions, as evidenced by our acquisition of PDI, which expanded both the depth and breadth of our product lines, and extended our design and manufacturing capabilities into Asia and Europe. The addition to our product portfolio of PDI’s complementary RF components has increased our penetration of the CATV infrastructure market and allows us to offer a more complete set of RF solutions to our combined customers. Similarly, our acquisition of Micro Linear is intended to support our product and end market diversification strategy by adding RF transceiver and network media conversion products to our portfolio and giving us access to new consumer and other end markets such as digital cordless telephones, personal handyphones, and wireless headsets.

Geographic Concentration.

Sales into Asia increased in each of the last three years as a result of OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. In addition, we have increased our focus and presence in China and are experiencing increased shipments to various Chinese OEM customers. As a result of the PDI acquisition, we believe that sales into Asia will decrease as a percentage of total net revenues, as a significant portion of PDI sales are to customers located in the United States. However, we continue to expect that a significant portion of our sales in 2006 will be in the Asia region.

Competitors.

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks, such as Alps, Avago, Hittite, M/A-COM, Minicircuits, NEC, TRAK Microwave Corporation and WJ Communications. For our newer broadband products, we expect our most significant competitors will include Analog Devices, Maxim Integrated Products, Microtune, National Semiconductor, and STMicroelectronics. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennae and related equipment, including RecepTec and Wistron NeWeb. PDI’s CATV products primarily compete with those of Anadigics, Philips and RFHIC, and its wireless infrastructure products primarily compete with WJ Communications, M/A-COM and Minicircuits. We expect that the principal competitors for the products we have acquired from Micro Linear will include Sitel, Infineon, Philips, DSP Group, Atheros, Texas Instruments (Chipcon), Nordic, GCT, Airoha and Atmel. We also indirectly compete with our own large communications OEM customers, which often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third-party providers such as us.

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

For our IC products, we outsource our wafer manufacturing and packaging and then perform the majority of our final testing and tape and reel assembly at our Colorado manufacturing facility. For our SMDI segment MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado. For our satellite antenna products, we outsource our assembly and testing to a third-party vendor. We build a significant majority of our PDI segment products in our manufacturing and test facilities in Shanghai, China and Nuremberg, Germany.

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

We regularly evaluate our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of our investment in GCS would include a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. Evaluating each of these factors involves a significant amount of judgment on management’s part. If we determine that an other-than-temporary decline in value has occurred, we write down our investment in GCS to fair value. Such a write-down could harm our consolidated results of operations in the period in which it occurs. For example, in the third quarter of 2006, we wrote down the value of our investment in GCS by $2.9 million after determining that GCS’ value had experienced an other-than-temporary decline.

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

We conducted our annual goodwill impairment analysis in the third quarter of 2006. The estimates that we used assumed that the reporting units would participate in a gradually improving market for RF components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets, that our share of those markets would increase, and the profitability of the reporting units would increase over time. We concluded that we did not have any impairment of goodwill based on our forecasted discounted cash flows, our market capitalization and market multiples of revenue of comparable companies in our industry.

Excess and Obsolete Inventories: Our provision for excess inventories is based on levels of inventory exceeding the forecasted demand of such products within specific time horizons of up to twelve months. We forecast demand for specific products based on the number of products we expect to sell, with such assumptions being dependent on our assessment of market conditions and current and expected orders from our customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases or if inventory levels increase disproportionately to forecasted demand, inventory write-downs may be required. Likewise, if we ultimately sell inventories that were previously written-down, we would reduce the previously recorded excess inventory provisions which would have a positive impact on our cost of revenues, gross margin and operating results.

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

Three Months Ended September 30,	Additions to Written-Down Inventories Charged to Cost of Revenues	Sales of Written-Down Inventories with No Associated Cost of Revenues	Disposition of Written-Down Inventories Via Scrap and Other	Written- Down Inventories at End of Period
2006	$—	$(90)	$—	$2,349
2005	$—	$(176)	$(125)	$2,755

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

We will ultimately dispose of written-down inventories by either selling such products or scrapping them. We currently expect sales of written-down inventory products in 2006 to be slightly higher than in 2005. Similarly, we anticipate that we will scrap additional written-down inventories in the near term.

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

Results of Operations

The following table shows selected consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%
Cost of revenues	55%	54%	57%	56%

Gross profit	45%	46%	43%	44%
Operating expenses:
Research and development	9%	15%	9%	18%
Sales and marketing	6%	10%	8%	12%
General and administrative	12%	11%	12%	14%
Amortization of acquisition-related intangible assets	4%	3%	4%	3%
Impairment of investment in GCS	7%	0%	3%	0%
Restructuring	0%	1%	0%	0%

Total operating expenses	38%	40%	36%	47%

Income (loss) from operations	7%	6%	7%	(3%)
Interest and other income (expense), net	0%	1%	0%	0%

Income (loss) before income taxes	7%	7%	7%	(3%)
Provision for (benefit from) income taxes	(1%)	0%	0%	0%

Net income (loss)	8%	7%	7%	(3%)

Comparisons of the Three and Nine Months Ended September 30, 2006 and September 30, 2005

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Direct (1)	95%	90%	94%	90%
Distribution (2)	5%	10%	6%	10%

Total	100%	100%	100%	100%

United States	41%	27%	37%	27%
Asia	47%	51%	49%	51%
Europe	11%	19%	10%	18%
Other	1%	3%	4%	4%

Total	100%	100%	100%	100%

(1)	Net revenues from sales to Avnet and Acal to which rights of return and pricing discount programs are not applicable are included in net revenues attributable to our direct channel.

(2)	Net revenues from sales to Avnet and Acal under agreements in which rights of return and pricing discount programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $39.7 million in the third quarter of 2006 from $17.2 million in the third quarter of 2005 and to $99.6 million for the nine-month period ended September 30, 2006 compared to $44.7 million for nine-month period ended September 30, 2005. The increases were primarily attributable to $13.7 million and $27.7 million of revenue generated from sales of PDI products in the three and nine-month periods ended September 30, 2006, respectively, subsequent to the closing of our PDI acquisition on April 3, 2006. In addition, we experienced an increase in shipments within our SMDI segment, as sales of our mobile wireless and wireless access and broadband and consumer products increased during the three and nine-month periods ended September 30, 2006 compared to the same periods in 2005. The increase in sales of our mobile wireless products was driven primarily by the installation and enhancement of new and existing wireless networks. Sales to our wireless access customers increased as a result of the initial deployment of WiMAX networks and continued strong sales of our WiFi products. Sales of broadband and consumer products increased driven by increased demand for our satellite radio antenna and VOIP products.

Sales into Asia increased significantly in absolute dollars primarily as a result of our OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. Also contributing to the increase in sales to Asia was an increase in sales to Chinese OEM customers from both the SMDI and PDI segments. Sales into Asia as a percentage of net revenues decreased primarily as a result of the impact of PDI sales, as the majority of its sales are to customers located in the United States.

The decrease in distribution net revenues on a percentage basis was primarily attributable to the significant net revenues from our direct sales of our broadband and satellite radio antenna products and to the sales contributed by our new PDI segment, which were predominantly direct sales.

Cost of Revenues

Cost of revenues increased to $22.0 million in the third quarter of 2006 from $9.3 million in the third quarter of 2005 and to $57.3 million for the nine-month period ended September 30, 2006 compared to $24.9 million for the nine-month period ended September 30, 2005. The increase in both the three and nine-month periods ended September 30, 2006 was primarily the result of $9.4 million and $20.6, respectively, of additional costs associated with sales of our PDI products. Within our SMDI segment, the third quarter cost of revenues increased primarily as a result of additional costs associated with our higher sales volume. For the nine months ended September 30, 2006, the increase in cost of revenues in our SMDI segment was due to the combination of higher sales volumes and a higher proportion of our net revenues being attributable to our broadband consumer products in general, and our satellite antenna products in particular, which typically carry a higher cost-of-sales percentage than our other products. Operations personnel increased at September 30, 2006 to 570, of which 446 represented PDI segment employees, from 125 at September 30, 2005.

Gross Profit and Gross Margin

Gross profit increased to $17.7 million in the third quarter of 2006 from $7.9 million in the third quarter of 2005 and to $42.3 million for the nine-month period ended September 30, 2006 compared to $19.8 million for the nine-month period ended September 30, 2005. Gross profit in the third quarter of 2006 for the SMDI segment was $13.3 million and was $4.4 million for the PDI segment. Gross margin decreased to 45% in the third quarter of 2006 from 46% in the third quarter of 2005. This decrease was primarily due to the net revenue contribution from PDI, as PDI products typically yield lower gross margins than the average for SMDI segment products. This decrease in gross margin was offset by higher sales volumes of SMDI segment products, as in periods in which volumes are higher, our fixed manufacturing overhead costs are allocated to more units, thereby favorably impacting our gross margin when product is sold.

Our gross margin for the nine-month period ended September 30, 2006 declined relative to the same period in 2005 primarily due to the sales contributed by our PDI products, which typically have lower gross margins on average than for our SMDI segment products, and also by increased sales of our broadband and satellite antenna products, which also generally result in a lower gross margin than sales of our other products. This negative impact was partially offset by an increase in volume, which enabled us to absorb more manufacturing overhead, manufacture our products more efficiently and procure raw material inventories at lower prices.

Operating Expenses

The following table sets forth information pertaining to our total stock-based compensation expense (for both SMDI and PDI employees) related to stock options and stock awards recorded in research and development, sales and marketing and general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research and development	$255	$7	$773	$12
Sales and marketing	243	11	736	17
General and administrative	663	31	1,841	78

Total	$1,161	$49	$3,350	$107

Research and Development. Research and development expenses increased to $3.4 million in the third quarter of 2006 from $2.5 million in the third quarter of 2005. Research and development expenses increased to $9.5 million for the nine-month period ended September 30, 2006 from $7.9 million for the nine-month period ended September 30, 2005. This increase was primarily attributable to $512,000 in the third quarter and $965,000 in the nine-month period ended September 30, 2006 of additional costs associated with research and development activities performed by our PDI segment. The increase was also attributable to the increases in stock-based compensation expense noted in the table above and costs of $133,000 in the third quarter and $576,000 in the nine-month period ended September 30, 2006 as a result of expenses associated with our 2006 Exempt Employee Bonus Plans, which we refer to as our Bonus Plans, based upon the achievement of board-approved performance objectives. In addition, we incurred higher facility and related costs of $208,000 in the third quarter and $258,000 in the nine-month period ended September 30, 2006. These increases were partially offset by lower costs associated with purchases of engineering materials and reduced depreciation, as a result of certain property and equipment used in research and development activities becoming fully depreciated in the later part of 2005. Research and development personnel increased to 87, of which 32 represented PDI segment employees, at September 30, 2006 from 61 at September 30, 2005.

Sales and Marketing. Sales and marketing expenses increased to $2.5 million in the third quarter of 2006 from $1.8 million in the third quarter of 2005 and to $7.7 million for the nine-month period ended September 30, 2006 from $5.5 million for the nine-month period ended September 30, 2005. This increase was primarily the result of additional costs associated with sales and marketing activities performed by our PDI segment of $407,000 in the third quarter of 2006 and $992,000 in the nine-month period ended September 30, 2006. The increase was also attributable to the increase in stock-based compensation expense noted in the table above, and costs of $77,000 in the third quarter and $336,000 in the nine-month period ended September 30, 2006 as a result of expenses associated with our Bonus Plans. These increases were partially offset by lower inside and outside sales representative commissions, lower sales and marketing material purchases and lower depreciation expense. Sales and marketing and applications engineering personnel increased to 54, of which 15 represented PDI segment employees, at September 30, 2006 from 37 at September 30, 2005.

General and Administrative. General and administrative expenses increased to $4.6 million in the third quarter of 2006 from $1.9 million in the third quarter of 2005 and to $12.0 million for the nine-month period ended September 30, 2006 from $6.3 million for the nine-month period ended September 30, 2005. This increase was the result of additional costs associated with general and administrative activities performed by our PDI segment of $1.7 million in the third quarter of 2006 and $3.3 million in the nine- month period ended September 30, 2006. The increase was also attributable to the increases in stock-based compensation expense noted in the table above, and costs of $93,000 in the third quarter and $604,000 in the nine-month period ended September 30, 2006 as a result of expenses associated with our Bonus Plans. Other contributory factors during the third quarter of 2006 and nine-month period ended September 30, 2006 included additional costs associated with professional fees and public company expenses, higher facility costs and higher travel costs. Costs associated with the write-off of deferred equity financing costs of $99,000 in the third quarter of 2005 and $314,000 in the nine-month period ended September 30, 2005 and costs associated with abandoned merger and acquisition activities during the nine-month period ended September 30, 2005 of $275,000 also did not recur in the comparable periods of 2006. General and administrative personnel increased to 83, of which 48 represented PDI segment employees, at September 30, 2006 from 31 at September 30, 2005.

Amortization of Acquisition-Related Intangible Assets

We recorded amortization expense of $1.6 million in the third quarter of 2006 and $465,000 in the third quarter of 2005 related to our acquired intangible assets. We recorded amortization expense of $3.5 million in the nine month-period ended September 30, 2006 and $1.4 million in the nine month-period ended September 30, 2005 related to our acquired intangible assets. The 2006 increases in amortization of intangibles related to our acquisition of PDI.

See Note 3 “PDI Acquisition” and Note 4 “Amortizable acquisition-related intangible assets” of our Notes to Condensed Consolidated Financial Statements above for more information pertaining to the amortization of acquisition-related intangible assets.

Impairment of investment in GCS.

During the third quarter of 2006 we wrote down our investment in Global Communication Semiconductors, Inc. (GCS) by approximately $2.9 million. This write down resulted from our regular evaluation process to determine if factors have arisen that would indicate that an other-than-temporary decline in the carrying value of this investment has occurred.

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

Although GCS experienced an increase in sales over the past two to three years, the semiconductor foundry industry in which GCS operates is extremely cost intensive and as a result, GCS has experienced significant operating losses in each of the past few years in excess of their annual business plans. In addition, the book value of GCS has continued to decline as a result of ongoing losses and the depreciation of its fixed assets. The cash and working capital of GCS has continued to deteriorate. Although our review of the fiscal 2007 GCS business plan indicated an increase in sales, operating losses are expected to continue to be significant.

After considering all of the above factors, management determined that our investment in GCS had again experienced an other-than-temporary decline in the third quarter of 2006.

Management concluded, after considering alternative methodologies, to use a liquidation value approach to estimate the fair value of our investment in GCS as of September 30, 2006. Management considered the following factors in determining that a liquidation valuation method was appropriate:

•	GCS’ cash position had declined significantly subsequent to the date of our most recent other-than-temporary impairment charge in the fourth quarter of 2004; and

•	GCS’ working capital had declined significantly subsequent to the date of our most recent other-than-temporary impairment charge in the fourth quarter of 2004; and

•	GCS’ book value had declined significantly subsequent to the date of our most recent other-than-temporary impairment charge in the fourth quarter of 2004; and

•	The GCS business plan for the next twelve months, despite a significant increase in revenue, will not result in profitability.

The estimated fair value of our investment in GCS approximated $215,000 using a liquidation value approach. As a result, we recorded an impairment charge of approximately $2.9 million in the third quarter of 2006 to reduce the carrying value of our investment in GCS to its estimated fair value.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations and other miscellaneous items. We had net interest and other income of $19,000 in the third quarter of 2006 and $108,000 in the third quarter of 2005. We had net interest and other income of $241,000 in the nine-month period ended September 30, 2006 and $47,000 in the nine-month period ended September 30, 2005. The decrease in net interest and other income in the third quarter of 2006 compared to the third quarter of 2005 was primarily the result of interest expense attributable to capital leases and notes payable in connection with our acquisition of PDI. The increase in net interest and other income in the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005 was primarily attributable to non-recurring costs incurred in the second quarter of 2005 related to a legal dispute settlement, as well as an increase in interest income in 2006 due to higher average interest rates and cash and investment balances.

Provision for (Benefit from) Income Taxes

We recorded a $506,000 benefit from income taxes in the third quarter of 2006. The income tax benefit relates primarily to the release of valuation allowance previously assessed against net operating losses used to offset current taxable income. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our income before income taxes and the benefit actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by the utilization of federal and state net operating losses.

We recorded a $70,000 provision for income taxes in the third quarter of 2005. The income tax provision represents federal and state taxes and income taxes on the earnings of certain foreign subsidiaries. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by the utilization of federal and state net operating losses.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds of approximately $49.8 million received upon completion of our initial public offering in May 2000. In addition, we generated cash flows from operations of $12.9 million in the first nine months of 2006 and $7.3 million in 2005. As of September 30, 2006, we had cash and cash equivalents of $15.7 million and short-term investments of $2.6 million. At September 30, 2006, our working capital approximated $36.2 million. We have $6.0 million in short-term debt at September 30, 2006 consisting of notes payable issued in connection with the acquisition of PDI.

Net cash used in, provided by operating activities

Operating activities provided cash of $12.9 million in the first nine months of 2006. The primary sources of cash were $7.0 million of net income, as adjusted for non-cash charges of $6.7 million for depreciation and amortization, $3.8 million for stock-based compensation expenses, $2.9 million for the impairment of our investment in GCS, and other changes in operating assets and liabilities.

Our accounts receivable were $11.5 million higher at the end of the third quarter of 2006 compared to the end of 2005. The increase in accounts receivable was primarily attributable to the operations of PDI, as well as an increase in sales within our SMDI segment and sales attributable to our PDI segment subsequent to our acquisition of PDI in the second quarter of 2006. Our days sales outstanding, or DSOs, were 53 days in the third quarter of 2006, down from 55 days in the fourth quarter of 2005.

Inventories increased to $24.3 million at the end of the third quarter of 2006 compared to 9.0 million at the end of 2005. The increase in inventories was primarily attributable to the operations of PDI. In addition, inventories increased as a result of us building safety stock of selected products to support our fourth quarter customer requirements and in anticipation of transitioning some of our Broomfield, Colorado manufacturing operations to our Shanghai facility in 2007. Our inventory turns were approximately 3.6 in the third quarter of 2006 compared to 4.8 in the fourth quarter of 2005.

Accounts payable increased to $13.4 million at the end of the third quarter of 2006 from $5.0 million at the end of 2005. The increase in accounts payable was primarily attributable to the operations of PDI and to increased purchasing activity in our SMDI segment.

Net cash used in investing activities totaled $13.9 million in the first nine months of 2006. Cash used in investing activities in the first nine months of 2006 was for the purchase of PDI ($12.9 million), purchases of capital equipment ($4.3 million), and the pay-out of ISG contingent consideration ($1.2 million), as partially offset by sales of available-for-sale securities ($4.4 million).

As a result of an earn-out related to our acquisition of ISG at the end of 2004, additional cash consideration may become due and payable based on achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of such payments was earned in 2005 and paid in the second quarter of 2006. The amount paid totaled $1.15 million. Additional payments of up to $3.0 million each may be paid in 2007 and 2008 based on achievement of objectives. As of September 30, 2006, the Company determined it to be probable that at least $2.5 million related to the 2006 earn-out period would be paid. Accordingly, the Company has accrued for the expected payment of this portion of the potential earn-out on its consolidated balance sheet in “Other accrued liabilities” and correspondingly increased goodwill by $2.5 million. The earn-out related to the year ended December 31, 2006 is expected to be paid in the second quarter of 2007.

Cash provided by financing activities totaled $4.2 million in the first nine months of 2006. The major financing inflow of cash related to proceeds from the exercise of options by employees under employee stock plans.

On April 3, 2006, we completed our acquisition of PDI for 7,000,000 shares of Sirenza common stock, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year. We paid the $14.0 million in cash in the second quarter of 2006. We expect to pay the $6.0 million in promissory notes from our current cash and investments and cash generated from our future operations. We pre-paid $3.0 million of these promissory notes in November of 2006, as we had sufficient cash on hand available and doing so would allow us to reduce further interest expense.

Based on current macro-economic conditions and conditions in the commercial communications, consumer and A&D equipment markets, our current company structure and our current outlook for 2006, we expect that we will be able to fund our working capital and capital expenditure needs from cash generated from operations for at least the next 12 months. Other sources of liquidity that may be available to us are the leasing of capital equipment, commercial lines of credit at a commercial bank, or sales of our securities. In addition, on October 31, 2006, we completed our acquisition of Micro Linear Corporation for approximately 4.9 million shares of Sirenza common stock. We expect our cash and investments balance will increase in the fourth quarter as a result of the cash acquired in the Micro Linear acquisition.

Contractual Obligations

As of September 30, 2006, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$3,907	$1,380	$1,487	$833	$207
Capital lease commitments	$1,281	$602	$679	$—	$—
Additional consideration related to the acquisition of ISG Broadband, Inc. (2)	$2,539	$2,539	$—	$—	$—
Unconditional purchase obligations (1)	$1,660	$1,660	$—	$—	$—
Promissory notes due to shareholders of PDI	$6,000	$6,000	$—	$—	$—

Total	$15,387	$12,181	$2,166	$833	$207

(1)	Total does not include certain purchase obligations as discussed in this note. Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. We include in unconditional purchase obligations contractual obligations we have with our vendors who supply us with our wafer requirements for IC-based products. Because the wafers we purchase are unique to these suppliers and involve significant expense, our agreements with these suppliers prohibit cancellation subsequent to the production release of the products in our suppliers’ manufacturing facilities, regardless of whether our end customers cancel orders with us or our requirements are reduced. Purchase orders or contracts for the purchase of raw materials, other than wafer requirements for IC-based products, and other goods and services are not included in the table above as such purchase orders and contracts are generally cancelable by us with limited prior notice. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within short time horizons. Except for wafers for our IC-based products, we do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

(2)	The total indicated in the table above includes $2.5 million of additional cash consideration that we estimate will become due and payable in connection with our acquisition of ISG Broadband, Inc. as of September 30, 2006. However, this amount could be as high as $6.0 million based on the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007.

We expect to fund these contractual obligations with cash and cash equivalents and short-term investments on hand, cash flows from operations and proceeds received from employee stock plans. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different.

Off-Balance-Sheet Arrangements

As of September 30, 2006 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate and interest rate risk that could impact our financial position and results of operations. To mitigate some of these risks, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We place our cash equivalents, short-term investments and restricted cash with high-credit-quality financial institutions, investing primarily in money market accounts and federal agency related securities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, a one percent increase or decrease in interest rates would increase or decrease our annual interest income by approximately $183,000, based on our cash and available-for-sale investments balance at September 30, 2006.

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

As of September 30, 2006, the notional amount of these short-term foreign currency forward contracts totaled $3.0 million. The fair market value of these forward contracts was $93,000 as of September 30, 2006, and is currently classified as “Other current assets”. We elected not to classify the hedge for hedge accounting treatment and as a result all gains and losses are recognized in earnings. Foreign currency transaction losses, net of foreign currency forward contract gains, approximated $103,000 during the three months ended September 30, 2006. A hypothetical 10% favorable or unfavorable change in the Euro to U.S. dollar exchange rate would increase or decrease the fair market value of our foreign currency forward contacts by approximately $390,000 at September 30, 2006.

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

On August 30, 2006, a complaint regarding a putative class action lawsuit, Yevgeniy Pinis v. Timothy R. Richardson, et al., No. 2381-N, was filed in the Court of Chancery of the State of Delaware in New Castle County against us, Micro Linear Corporation (“Micro Linear”), Metric Acquisition Corporation and Micro Linear’s board of directors in connection with our proposed acquisition of Micro Linear. The complaint was amended on September 12, 2006. The amended complaint alleges, among other things, that the Micro Linear board of directors violated its fiduciary duties to the stockholders of Micro Linear by approving the merger of Metric Acquisition Corporation with and into Micro Linear, that the consideration paid to the stockholders of Micro Linear in the merger was unfair and inadequate and that the proxy statement/prospectus that forms a part of our registration statement on Form S-4 (as amended and filed on September 13, 2006) was deficient in a number of respects. The complaint seeks, among other things, an injunction prohibiting us and Micro Linear from consummating the merger, rights of rescission against the merger and the terms of the merger agreement, damages incurred by the class, and attorneys’ fees and expenses. On October 4, 2006, we and Micro Linear agreed in principle with the plaintiff to a settlement of this lawsuit. Further to the proposed settlement, the parties agreed to provide the stockholders of Micro Linear with certain additional disclosures. The settlement is subject to the approval of the Delaware Court of Chancery and provides for a broad release of claims by the stockholder class. Prior to the time at which the settlement will be submitted to the Delaware Court of Chancery for final approval, the parties will provide additional information to class members in a notice of settlement, including further information about the release of claims.

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court held a hearing regarding the possible final approval of the previously described preliminary settlement between the 300 issuers and the plaintiffs. After hearing arguments from a number of interested parties, the court adjourned the hearing to consider its ruling on the matter. The settlement remains subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. In December 2005, we moved for summary judgment dismissing Mini-Circuits’ claims, and Mini-Circuits cross-moved for summary judgment dismissing our counterclaims. On August 30, 2006, the Court issued an order determining that factual issues requiring a trial precluded dismissal of Mini-Circuits’ claims on our summary judgment motion, and accordingly denying our motion for summary judgment on Mini-Circuits’ claims and granting Mini-Circuits’ motion for summary judgment. While we believe Mini-Circuits’ claims to be without merit and intend to defend against Mini-Circuits’ claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in defending against the lawsuit, we will have incurred significant legal expenses and our management may have to expend significant time in the defense.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. As part of the Company’s continuing process of regularly reassessing the risks our business is subject to, most of the risk factors set forth below have been updated from those disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 15, 2006. In particular, we consummated our acquisitions of PDI and Micro Linear later in 2006, and many of the risk factors below have subsequently been revised to reflect risks particular to those transactions or the acquired businesses. While we refer you specifically to the first two risk factors noted under “Risks Related to Our Business” and each of the risk factors noted under “Risks Related to Ownership of Our Common Stock” below for risk factors which are new additions or substantially revised since our most recent Form 10-K filing, we recommend that you review all the risk factors below in detail. For convenience, our updated risk factors are included below in this Item 1A.

Risks Related to Our Business

Our recent acquisitions of Micro Linear Corporation and Premier Devices, Inc. may not be successfully integrated or produce the results we anticipate.

In October 2006, we acquired Micro Linear Corporation, or Micro Linear, a fabless semiconductor company specializing in wireless integrated circuit solutions used in a variety of wireless products and headquartered in San Jose, California. In April 2006 we acquired Premier Devices, Inc., or PDI, the largest acquisition we have ever undertaken by many metrics, including the dollar value paid, the size, complexity, number of locations and geographic footprint of the operations to be integrated, and the number of employees joining us, which roughly tripled our employee base. PDI was also our first acquisition involving international operations, as most of PDI’s employees and manufacturing are based in Shanghai, China and Nuremberg, Germany. We expect that the integration of Micro Linear’s and PDI’s operations with our own will be a complex, time-consuming and costly process involving each of the typical acquisition risks discussed below in the risk factor entitled “ We expect to make future acquisitions, which involve numerous risks. “ We will also face, among others, the following related challenges and risks:

•	operating a much larger combined company with operations in China and Germany, where we have limited operational experience;

•	managing geographically dispersed personnel with diverse cultural backgrounds and organizational structures;

•	the greater cash management, exchange rate, legal and income taxation risks associated with the combined company’s new multinational character and the movement of cash between Sirenza and its domestic and foreign subsidiaries;

•	assessing and maintaining the combined company’s internal control over financial reporting and disclosure controls and procedures as required by U.S. securities laws;

•	potential incompatibility of business cultures and/or loss of key personnel;

•	increased professional advisor fees related to the new profile of the combined company;

•	the need to efficiently reduce the combined company’s public company, sales and marketing and general and administrative expenses without associated disruption of the combined business;

•	the possibility that we may incur unanticipated expenses in connection with these transactions or be required to expend material sums on potential contingent intellectual property, tax, environmental or other liabilities associated with these companies’ prior operations or facilities;

•	possible integration-related expenses, severance pay, and charges to earnings from the elimination of redundancies; and

•	increased difficulty in financial forecasting due to our unfamiliarity with PDI’s and Micro Linear’s operations, customers and markets or their impact on the overall results of operations of the combined company.

Although the time required will vary with the particular circumstances of each business combination, and the allocation period in a business combination typically will not exceed one year from its consummation date, the costs and effects of the purchase accounting associated with these acquisitions also present challenges and risks. For example, on July 26, 2006 we issued a press release announcing our results for the second quarter of 2006, which included the impact of our preliminary allocation of the PDI purchase price. As a result of our continued efforts to identify and measure the fair value of the assets acquired and liabilities assumed in the allocation of the PDI purchase price, significant changes were made to various balance sheet items, in particular the recording of deferred tax liabilities of approximately $11.9 million and a corresponding increase to goodwill to reflect our then-current estimates of the fair value of assets acquired and liabilities assumed. As we continue to refine the allocation of the purchase price, additional changes to the current preliminary allocation may be required.

Failure to successfully address one or more of the above risks may result in unanticipated liabilities and cash outlays, lower than expected net revenue, losses from operations, failure to realize any of the expected benefits of the acquisition, and related declines in our stock price.

The issuance of our common stock to Micro Linear stockholders in the merger and charges associated with the merger may have a negative impact on the earnings per share of the combined company.

Based on the increase in our number of common shares outstanding in connection with the merger, the anticipated purchase accounting charges related to the merger and the potential for additional costs associated with integrating the two companies, the merger may result in lower earnings per share than would have been earned by Sirenza in the absence of the merger. We expect that over time the merger will yield cost synergies and other benefits to the combined company such that the merger will ultimately be accretive to earnings per share. However, there can be no assurance that an increase in earnings per share will be achieved. In order to achieve increases in earnings per share as a result of the merger, management will, among other things, need to successfully manage the combined company’s operations, reduce operating expenses, increase revenues and compete effectively in its end-markets. Failure to achieve any of these objectives could cause our stock price to decline.

Our operating results will fluctuate and we may not meet quarterly or annual financial expectations, which could cause our stock price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. Factors that could cause operating results to fluctuate include:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of a loss of market share by us or our customers, slowing demand for our products or our customers’ products, over-ordering of products or otherwise;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	fluctuations in manufacturing output, yields, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	general economic growth or decline, or changing conditions in the commercial communications, consumer or aerospace and defense, which we refer to as A&D, industries generally or the market for products containing RF components specifically;

•	the market acceptance of our products and particularly the timing and success of new product and technology introductions by us (such as Micro Linear’s newer PHS products) or our customers or competitors;

•	the effects of changes in accounting standards, in particular the increased expense we expect to recognize related to equity awards in future periods based on our 2006 adoption of SFAS 123(R);

•	availability, quality and cost of wafers and other raw materials, equipment, components, semiconductor wafers and internal or outsourced manufacturing, packaging and test capacity;

•	Seasonal and other changes in customer purchasing cycles and component inventory levels;

•	changes in selling prices for RF components due to competitive or currency exchange rate pressures;

•	amounts and timing of investments in R&D;

•	the costs and the effects of purchase accounting associated with acquisitions and the integration of acquired companies such as PDI or Micro Linear;

•	impairment charges associated with intangible assets, including goodwill, acquisition-related intangible assets and our investment in Global Communication Semiconductors, Inc., or GCS;

•	factors affecting our reported domestic and foreign income taxes and income tax rate; and

•	the effects of war, acts of terrorism or geopolitical unrest, such as disruption in general economic activity, and the effects on the economy and our business due to increasing oil prices.

The occurrence of these and other factors could cause us to fail to meet quarterly or annual financial expectations, which could cause our stock price to decline. For example, in the first quarter of 2005 and the fourth quarter of 2004, our financial results were below investment community expectations, in part due to rescheduling of customer orders, and our stock price subsequently declined. Also, in the fourth quarter of 2006, reduced customer orders caused us to lower previously announced expectations for financial results, which caused the market price of our common stock to decrease.

Our operating results may suffer if we are unable to accurately forecast demand for our products.

Our business is characterized by short-term orders and shipment schedules. Customer orders can typically be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial non-cancelable backlog, we typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially.

During periods of industry downturn such as we have experienced in the past, customer order lead times and the resulting order backlog typically shrink further, making it more difficult to forecast production levels, capacity and net revenues. We frequently find it difficult to accurately predict future demand in the markets we serve, which limits our ability to estimate requirements for production capacity. If we are unable to plan inventory and production levels effectively, our business, financial condition and results of operations could suffer.

From time to time, in response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we may order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable.

In periods of high demand, customers often attempt to “pull-in” the proposed delivery dates of products they have previously ordered from us, which can also make it difficult to forecast production levels, capacity and net revenues. While we strive to meet our customers’ changing requirements, if we are unsuccessful in this regard these customers may shift future orders or market share to our competitors in response.

We depend on a relatively small number of customers for a significant portion of our net revenues. The loss of any of these customers could reduce our net revenues.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in the third quarter of 2006, Motorola accounted for more than 10% of net revenues and our top ten customers accounted for approximately 70% of net revenues. We expect that our history of high customer concentration and attendant risk will continue in future periods. While we enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. In addition, while PDI sells products to Motorola pursuant to a long-term supply agreement, the contract expires in May 2007, and we cannot assure you that sales to Motorola will not decline in subsequent periods or in any other period. The loss of Motorola or any other significant customer could limit our ability to sustain and grow our net revenues.

Our growth depends on the growth of the wireless and wireline communications infrastructure market. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our growth will depend on the growth of the telecommunications industry in general and, in particular, the market for wireless and wireline infrastructure components. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, our revenues may be materially reduced. In the past, there have been reductions throughout the worldwide telecommunications industry in component inventory levels and equipment production volumes, and delays in the build-out of new wireless and wireline infrastructure. These events have had an adverse effect on our results of operations and caused us, in the past, to lower previously announced expectations for financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products and could harm our business, financial condition and results of operations. A substantial portion of our net revenues is currently derived from sales of components for wireless infrastructure applications. Our PDI segment also has a strong presence in the cable television infrastructure market. As a result, downturns in either the wireline or the wireless communications market, such as the significant downturn beginning in 2001, could harm our operating results and stock price. Similarly, sales of our products derived from the Micro Linear acquisition would be harmed in the event of any significant slowdown in the digital cordless phone or computer networking equipment market.

If the satellite radio market does not grow or grows at a slow rate, or if our relationship with Sirius weakens, our results of operations may suffer.

More than 10% of our net revenues in 2005 and in the first quarter of 2006 were derived from sales of antennae products to Sirius Satellite Radio, or Sirius, its suppliers or its contract manufacturers, or CMs. These antennae sales are dependant to a large degree on the continued growth of the aftermarket subscriber base for Sirius’ satellite radio service, which consists of customers who purchased the service after they purchased their car. We cannot assure you that the market for satellite radio will grow in the future, or that the Sirius subscriber base or the aftermarket segment thereof will increase. Further, we compete with a number of established producers of satellite radio antennae and related equipment for sales to Sirius, in an increasingly price-competitive environment. While we are attempting to expand our satellite radio offerings beyond antennae products and to focus on the pursuit of potentially higher-margin opportunities in the satellite radio market, such as receiver ICs and amplifier modules, we cannot assure you that this transition will be successful. Sirius periodically introduces new products and new generations of existing products, and changes its price and technical requirements for satellite radio antennae and related products such as those we supply. We have not always been able to win a share of the market for such new products and new generations, and cannot assure you that we will continue to successfully compete to supply products to Sirius and its CMs on favorable terms, or at all. If the satellite radio market in general or Sirius’ business in particular does not grow or experiences a downturn, or if we fail to compete successfully for Sirius’ business at any point, our revenues may be reduced, and our stock price may decline.

Our gross margin will fluctuate from period to period, and such fluctuation could affect our financial performance, particularly earnings or loss per share, in turn potentially decreasing our stock price.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to large original equipment manufacturer, or OEM, customers have historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these large OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a dilutive impact on gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our multi-chip module, or MCM, products. Therefore, increased sales of MCM products in a given period will likely have a dilutive effect on gross margin. In addition, sales of certain of our broadband products, in particular satellite radio antennae, have historically had lower gross margins than sales of our wireless infrastructure products. Therefore, increased sales of satellite radio antenna products in a given period will likely have a dilutive effect on gross margin. In 2005, sales of antenna products increased significantly as a percentage of our total sales, which had a dilutive effect on gross margin. PDI’s gross margin in prior periods has generally been lower than Sirenza’s, and therefore increased sales of PDI segment products in a given period will likely have a dilutive effect on gross margin.

Other factors that could cause our gross margin to fluctuate include the features of the products we sell, the markets into which we sells our products, the level of integration of our products, the efficiency and effectiveness of our internal and outsourced raw material sourcing, manufacturing, packaging and test operations, product quality issues, provisions for excess inventories and sales of previously written-down inventories. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

We have a history of significant operating losses. If we are unable to increase our gross profit sufficiently to offset operating expenses, we may be unable to maintain our profitability.

Although our income from operations was $6.7 million for the nine months ended September 30, 2006, $1.2 million for 2005 and $186,000 for 2004, we incurred significant losses from operations in each of the preceding two fiscal years. Losses from operations approximated $6.7 million in 2003 and $11.4 million in 2002. As of September 30, 2006, our accumulated deficit was approximately $80.7 million. It is possible that we will not generate a sufficient level of gross profit to maintain our profitability.

Our gross profit depends on a number of factors, some of which are not entirely within our control, including:

•	changes in our product mix, the markets in which our products are sold and the amount of engineered technical solutions provided, particularly in the relative mix of IC, satellite antennae and MCM products sold;

•	changes in the relative percentage of products sold through distributors as compared to direct sales;

•	the cost, quality and efficiency of internal and outsourced manufacturing, packaging and testing services used in producing our products; and

•	the cost, availability and reliability of raw materials and equipment used in producing our products.

As a result of these factors, we may be unable to maintain or increase gross profit in future periods. If we are unable to increase our gross profit sufficiently to offset our operating expenses, we may be unable to maintain our profitability.

Even if we do achieve significant gross profit from our product sales, our operating expenses may increase over the next several quarters, as we may, among other things:

•	expand our selling and marketing activities;

•	further build out PDI’s infrastructure, rationalize our manufacturing operations and otherwise integrate the PDI and Micro Linear acquisitions;

•	experience increases in general and administrative expense related to corporate governance and accounting rule pronouncements or potential or completed acquisitions, capital raising or other strategic transactions; and

•	increase our research and development activities for both existing and new products and technologies, which may require high levels.

•	levels of engineering and product development expense over a sustained period while return on investment remains uncertain.

As a result, we cannot assure you that we will be able to achieve profitability in current or future periods.

Sales of our products have been affected by a pattern of product price decline, which can harm our business.

The market for our products is characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition, and, as a result, is subject to regular decreases in product average selling prices over time. We are unable to predict future prices for our products, but expect that prices for products that we sell to our large wireless and wireline infrastructure OEM customers in particular, whom we expect to continue to account for a majority of our net revenues for the foreseeable future, will continue to be subject to downward pressure. These OEMs continue to require components from their suppliers, including us, to deliver improved performance at lower prices. We have also seen a similar pattern of price decline in our sales of satellite radio antennae and related products, and the products we have more recently acquired from PDI and Micro Linear are also subject to steady price pressure. Accordingly, our ability to maintain or increase net revenues will be dependent on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products with higher prices into both the wireless infrastructure market and other markets. We are also making a significant effort to develop new sales channels and customer bases in which we hope price competition will not be as significant. We cannot assure you that we will be able to develop significant new customers with less price sensitivity, increase unit sales volumes of existing products, or develop, introduce or sell new products not affected by a pattern of steady average selling price declines.

Product quality, performance and reliability problems could disrupt our business and harm our financial condition and results of operations.

Our customers demand that our products meet stringent quality, reliability and performance standards. Despite standard testing performed by us, our suppliers and our customers, RF components such as those we produce may contain undetected defects or flaws that may only be discovered after commencement of commercial shipments. As a result, defects or failures have in the past, and may in the future, impact our product quality, performance and reliability, leading to:

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

The RF component industry is intensely competitive in each of the markets we serve. With respect to our amplifier products, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Avago Technologies Limited, Hittite Microwave Corporation, M/A-COM, a division of Tyco Electronics Corp., NEC Corporation and WJ Communications, Inc. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennae and related equipment, including RecepTec, LLC and Wistron NeWeb Corp. For our newer broadband products, we expect our most significant competitors will include Maxim Integrated Products, Microtune, Inc. and STMicroeletronics. With respect to our signal source products, our primary competitors are Alps Electric Co., Ltd., M/A-COM and Mini-circuits. With respect to our A&D products, our primary competitors are Hittite, M/A-COM, Spectrum Control, Inc. and Teledyne Technologies Incorporated. The PDI segment’s cable television, or CATV products primarily compete with those of Anadigics, Inc., Philips Electronics and RFHIC Company, and our wireless infrastructure products primarily compete with WJ Communications, M/A-COM, Mini-circuits and TRAK Microwave Corporation. We expect that the principal competitors for the products we have acquired from Micro Linear will include Sitel, Infineon, Philips, DSP Group, Atheros, Texas Instruments (Chipcon), Nordic, GCT, Airoha and Atmel. We also compete in a sense with our own large communications OEM customers, who often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third-party providers such as us. Competition in each of the markets is typically based on a combination of price, performance, product quality and reliability, customer support and the ability of each supplier to meet production deadlines and provide a steady source of supply. Market share at our large OEM customers in particular tends to fluctuate from year to year based not only on our relative success compared to our competitors in finding the right balance of these factors, but also based on changes in the willingness of customers to have only one source of supply. For example, we may have a 100% share of the supply of a particular product to a customer one year and only 50% the next based on the customer deciding to employ a second source for risk management or other reasons not related to our performance as a supplier.

We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market, and we may see future competition from companies that may offer new or emerging technologies. In addition, we expect that future competition will come from component suppliers based in countries with lower production costs, or IC manufacturers as they add additional integrated functionality at the chip level that could supplant our products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets would harm our business, financial condition and results of operations.

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

If we are unable to effectively manage any future growth, our operations may be impacted and we may experience delays in delivering products to our customers. Any such delays could affect such customers’ ability to deliver products in accordance with their planned manufacturing schedules, which could adversely affect customer relationships. We may also be required to build additional component inventory in order to offset expected future component shortages. If we do not manage any future growth properly, our business, financial condition and results of operations could suffer.

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

As part of our ongoing strategy to maximize manufacturing and production efficiency, we are evaluating opportunities for transferring portions of our Colorado manufacturing to our overseas facilities in Nuremberg, Germany and in Shanghai, China. In addition, we anticipate that we will be transferring our existing China operations to a new Shanghai facility in the near future. As a result of these transitions, we may need to requalify for ISO certification and also may need to re-qualify our manufacturing processes or our products with our customers. We expect to incur capital expense and wind-down costs in connection with any of these transfers. There is also a possibility that we may not be able to accomplish the transitions as scheduled or as planned, which could result in additional operating costs, loss of customers, and business disruption.

Our reliance on foreign suppliers and manufacturers and our acquisition of PDI exposes us to the economic and political risks of the countries in which they are located.

Independent third parties in other countries, primarily in Thailand, Malaysia, South Korea, Taiwan and the Philippines, package substantially all of our semiconductor products. In addition, all of our satellite antenna manufacturing is outsourced to a subcontractor in the Philippines, and we obtain some of our semiconductor wafers from one supplier located in Germany. Due to our reliance on foreign suppliers and packagers, we are subject to the risks of conducting business outside the United States. The PDI segment also has sizeable manufacturing operations in China and Germany which subject us to similar risks. These risks include:

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

In addition, we currently transact business with many of our foreign suppliers and packagers in U.S. dollars. Consequently, if the currencies of our suppliers’ countries were to increase in value against the U.S. dollar, our suppliers may attempt to raise the cost of our semiconductor wafers, packaging materials and services, and other materials, which could harm our business, financial condition and results of operations. The acquisition of PDI has materially increased our risks from conducting business outside the U.S., both due to its substantial operations in China and Germany, and its higher proportion of sales and expenses denominated in foreign currency, which has increased our exposure to the risk of exchange rate fluctuations.

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

We expect new accounting standards related to equity compensation will adversely affect our earnings and could have other adverse impacts.

We have historically used stock options and other equity awards as a basic component of our employee compensation packages. We believe that our employee equity plans are an essential tool to link the long-term interests of our stockholders and employees, especially executive management, and serve to motivate our employees to make decisions that will, in the long run, give the best returns to our stockholders. The Financial Accounting Standards Board has announced changes to accounting principles generally accepted in the United States that require us to record a charge to earnings for employee stock option grants and other equity awards for all periods after January 1, 2006. The adoption of this standard has significantly reduced our net income and earnings per share thus far in 2006, and we expect that this trend will continue in future periods. Lower earnings may cause our stock price to fall and may affect our ability to raise capital on acceptable terms. The new accounting standards will reduce our net income, make it more expensive for us to grant stock options and other equity awards to employees in the future, and may cause us to increase our use of other equity incentives, or other forms of compensation, to adequately motivate and retain our employees. These efforts may be viewed as dilutive to our stockholders or may increase our compensation costs, and if such efforts are unsuccessful, we may have difficulty attracting, retaining and motivating employees.

Our strategic investment in GCS, a privately held semiconductor foundry, could be further impaired or never redeemed, which could harm our results of operations.

In the first quarter of 2002, we invested $7.5 million in GCS, a privately held semiconductor foundry. We regularly evaluates our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of the investment in GCS would include, but not be limited to, a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. If we determine that an other-than-temporary decline in value has occurred, we will write down our investment in GCS to our estimated fair value. Such a write-down could harm our consolidated results of operations in the period in which it occurs. For example, in the third quarter of 2006 we wrote down the value of our investment in GCS by approximately $2.9 million after determining that GCS had experienced an other-than-temporary decline in value.

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

If we fail to successfully introduce new products in a timely and cost-effective manner, our ability to sustain and increase our net revenues could suffer.

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

We estimate that the development cycles of some of our products from concept to production could last more than 12 months. We have in the past experienced delays in the release of new products and an inability to successfully translate new product concepts to production in time to meet market demands or at all. The second-generation PHS products we recently acquired from Micro Linear have also experienced a longer than expected sales cycle, after the first generation of such products achieved only limited customer acceptance. In addition, the networking products acquired from Micro Linear are reaching maturity, and revenue from this product line is expected to decline in future periods, which increases the importance of new product introductions. We may not be able to introduce new products in a timely and cost-effective manner, which would impair our ability to sustain and increase our net revenues.

Our efforts to diversify our product portfolio and expand into new markets have attendant execution risk.

While historically we have derived most of our net revenues from the sale of products to the mobile wireless infrastructure market, one of our corporate strategies involves leveraging our core strengths in high- performance RF component design, modular design process technology and wireless systems application knowledge to expand into new markets which have similar product performance requirements, such as the broadband wireless access, Voice over Internet Protocol, or VoIP, cable, satellite radio and RFID markets. We do not have a long history in many of these markets or in consumer-oriented markets generally, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. It is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may reduce our ability to fill orders and limit our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility, or fab. We currently rely on a number of third-party wafer fabs to manufacture our semiconductor wafers. These fabs include RF Micro Devices, or RFMD, for GaAs devices, Atmel for SiGe devices, TriQuint Semiconductors for our discrete devices, GCS for our indium gallium phosphide, or InGaP, devices, TSMC and Chartered Semiconductor for CMOS devices, IBM and Jazz Semiconductor for SiGe BiCMOS devices and an Asian foundry that supplies us with lateral diffused metal oxide semiconductor, or LDMOS, devices. In 2005, a majority of our semiconductors in terms of both volume and revenue were provided by Atmel, GCS and Northrop Grumman, or NG (formerly TRW, Inc.).

The loss of one of our third-party wafer fabs, or any reduction of capacity, manufacturing disruption, or delay or reduction in wafer supply, would negatively impact our ability to fulfill customer orders, perhaps materially, and has in the past and could in the future damage our relationships with our customers, either of which could significantly harm our business and operating results.

Some of these relationships are handled on a purchase order by purchase order basis while others are conducted pursuant to longer-term purchase agreements. Some of our longer-term contracts feature “last-time buy,” or LTB, arrangements. An LTB arrangement typically provides that, if the vendor decides to obsolete or materially change the process by which our products are made, we will be given prior notice and opportunity to make a last purchase of wafers in volume. While the goal of the LTB arrangement is to allow us a sufficient supply of wafers in such instances to either meet our future needs or give us time to transition our products to, and qualify, another supply source, we cannot assure you that the volume of wafers provided for under any LTB arrangement will adequately meet our future requirements.

NG has discontinued the operation of the fabrication line on which our GaAs products have historically been made, and we made a last-time buy of wafers in connection with the line shutdown. We believe that through a combination of our current inventory and our efforts to transition customers to products using semiconductors produced by our other foundry partners, we will have a sufficient wafer supply to meet our currently anticipated customer needs. However, there can be no assurance that sufficient supplies of such wafers will become available to us, or that our transitioning efforts will be successful and will not result in lost market share.

Each of our foundries are our sole supplier for parts in the particular fabrication technology manufactured at their facility. GCS is a private company with limited capital resources and operating history. Because there are limited numbers of third-party wafer fabs that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, it would be difficult to find an alternative source of supply. Even if we were able to find an alternative source, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, which could harm our business, financial condition and results of operations.

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

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the IC into its final protective plastic or ceramic casing. We provide the wafers containing the ICs to third-party packagers. Although we currently work with a number of packagers, substantially all of our amplifier product net revenues in 2005 were attributable to products packaged by two packagers. We do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. The loss or reduction in packaging capacity of any of our current packagers, particularly Unisem, our current primary source for a particular, high-volume commercial package type and Circuit Electronic Industries Public Co., Ltd., or CEI, our second source for this particular package type, could significantly damage our business. In addition, increased packaging costs could harm our gross margins and profitability.

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

We currently outsource a portion of our product manufacturing and testing function, and may do so again where economically advantageous for both the vendor and us. For example, we rely on one manufacturing partner to produce all of our satellite radio antenna products and a significant majority of our broadband products. However, we may be unable to successfully outsource additional manufacturing and testing in the near term, or at all. The selection and ultimate qualification of subcontractors to manufacture and test our products could be costly and increase our cost of revenues. In addition, we do not know if we will be able to negotiate long-term contracts with subcontractors to manufacture and test our products at acceptable prices or volumes. Further, outsourcing the manufacture of a substantial amount of our products may result in underutilization of our existing manufacturing facilities, which could in turn result in a higher cost structure and lower gross margins than if we did not outsource these functions.

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

A substantial portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Korea, Singapore, the Philippines, Finland, Germany and Sweden. International sales approximated 59% of net revenues in the third quarter of 2006, the majority of which was attributable to CMs and OEMs located in Asia. Demand for our products in foreign markets could decrease, which could harm our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

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

Because most sales of Sirenza products have been denominated historically in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading customers to order fewer products, thereby reducing our sales and profitability in that country. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws; therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

Sources for certain components and materials are limited, which could result in delays or reductions in product shipments.

The commercial communications industry from time to time is affected by limited supplies of certain key components and materials. For example, we rely on Analog Devices for the integrated circuits, or ICs, utilized in the manufacture of our phase-locked loop, or PLL, products, and also rely on limited sources for certain packaging materials. If we, or our packaging subcontractors, are unable to obtain these or other materials in the required quantity and quality, we could experience delays or reductions in product shipments, which would reduce our profitability. Temporary shortages have arisen in the past and may arise in the future. If key components or materials are unavailable, while we would hope to be able to remedy the situation through cooperation with the suppliers, locating alternate sources of supply or otherwise, our costs could increase and net revenues could decline.

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

The implementation of new technological or legal requirements, such as recycling requirements and lead-free initiatives, has impacted our products and manufacturing processes, and could affect the timing of product introductions, the cost and commercial success of our products and our overall profitability. For example, a directive in the European Union bans the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, many of our customers changed their equipment specifications to use only components that do not contain these banned substances and indicated that they would no longer design in non-compliant components. Because many of our IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we either have already or may need to in the future redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand. Although we began this process in the first quarter of 2004 and have released many compliant products to date, we have products that remain non-compliant. Due to the limited geographic coverage of the regulations and our worldwide customer base, the different rates at which various customers are requiring compliant components, and the fact that some components containing banned substances remain exempt from the regulations for particular customer applications, we are not stopping all production of parts containing banned substances on a particular scheduled date, but are making the move gradually as customer demand dictates. We anticipate selling such products for some time. We may be left with excess inventory of certain leaded parts if customers for those parts move to lead-free only consumption without giving us sufficient notice. In addition, our industry has no long-term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials, so we may experience product quality and performance issues as we transition our products to such materials.

Further, for our MCM products, we rely on third party suppliers, over which we have little or no control, to provide certain of the components needed for our products to meet applicable standards. In addition, this redesign is resulting in increased research and development and manufacturing and quality control costs. If we are unable to redesign existing products and introduce new products to meet the standards set by environmental regulation and our customers, sales of our products could decline, which could harm our business, financial condition and results of operations. Failure to comply with any applicable environmental regulations could result in a range of consequences, including loss of sales, fines, suspension of production, excess inventory, and criminal and civil liabilities.

Another recent directive in the European Union imposes a “take-back” obligation on manufacturers of electrical and electronic equipment. This obligation requires manufacturers of electrical or electronic equipment to finance the collection, recovery and disposal of the electrical or electronic equipment that they produce. At this time, we are not aware of adopted legislation implementing this directive and the methods by which our industry will attempt to comply with these take-back obligations have not been fully developed. We may have take-back obligations, and even if the specific implementing legislation eventually adopted does not directly apply to us or our products and solutions, our customers could potentially shift some of their costs to us through contractual provisions. We are unable to assess the impact of this proposed legislation at this time but it could result in increased costs to us, which could harm our business, financial condition and results of operations.

Environmental regulations could subject us to substantial costs or fines, or require us to suspend production, alter manufacturing processes or cease operations at one or more sites.

The manufacture, assembly and testing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations governing the use, transportation, emission, discharge, storage, recycling or disposal of such materials. Failure to comply with any such laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, requirements to remediate land, air or groundwater and other legal liability. Some domestic and foreign environmental regulations allow regulating authorities to impose cleanup liability on a company that leases or otherwise becomes associated with a contaminated site even though that company had nothing to do with the acts that gave rise to the contamination. Accordingly, even if our operations are conducted in accordance with these laws, we may incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we lease now or in the future, or sites we become associated with due to acquisitions. For example, PDI’s manufacturing site in Nuremberg, Germany occupies a small portion of a large parcel formerly occupied by Alcatel and other manufacturers dating back to the early 1900s. Chlorinated solvent and heavy metal contamination in air, soil and groundwater were identified on the former Alcatel site in the late 1980s, and pump-and-treat remediation systems have been implemented on portions of the site. While we do not believe that this contamination resulted from the operation of PDI’s business, that any additional remediation is required on the PDI site or that we or PDI have any material related liability, we cannot assure you that such liability will not arise in the future.

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

We are a defendant in litigation matters that are described elsewhere in this report. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, we cannot assure you that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, including the results of any amicable settlement, could harm our business, financial condition and results of operations.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, fail to gain widespread commercial acceptance, our business may be significantly impacted. For example, the worldwide installation of 2.5G and 3G equipment has occurred at a much slower rate than we initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. If further delays in adoption of industry standards were to occur, it could result in lower sales of our products and worse than expected results of operations in one or more periods.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.

Our future success and ability to compete is dependent in part upon our proprietary information and technology. Although we have patented technology and patent applications pending, we primarily rely on a combination of contractual rights and copyright, trademark and trade secret laws and practices to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, wafer suppliers, vendors, customers and potential customers, and limit the disclosure and use of our proprietary information. The steps taken by us in this regard may not be adequate to prevent misappropriation of our technology. Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our ability to enforce our patents, copyrights, software licenses and other intellectual property is limited by our financial resources and is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. If we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom it is asserting a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us.

Risks Related to Ownership of Our Common Stock

Some of our stockholders can exert control over us, and they may not make decisions that reflect our interests or those of other stockholders.

Our founding stockholders continue to control a substantial amount of our outstanding common stock, as do Phillip and Yeechin Liao, the former sole stockholders of PDI. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common stock could cause our stock price to decline.

In February 2004, we filed a shelf registration statement to register the offer and sale of up to $75.0 million of securities by us from time to time and a registration statement to register the resale of shares of common stock by certain of our stockholders, including John and Susan Ocampo and entities affiliated with them. In addition, we are obligated to file a registration statement to register the resale of the 7,000,000 shares of our common stock owned by Phillip and Yeechin Liao resulting from the PDI acquisition, which filing will likely be made in the near future. Any future sales of substantial amounts of our common stock by either us or these stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities.

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

Provisions of our charter and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	division of the board of directors into three separate classes;

•	elimination of cumulative voting in the election of directors;

•	prohibitions on stockholders acting by written consent and calling special meetings;

•	procedures for advance notification of stockholder nominations and proposals; and

•	the ability of the board of directors to alter our bylaws without stockholder approval.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The table below summarizes our repurchases of our common stock in the third quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 2006	3,478	$0.001
August 2006	—	$—
September 2006	579	$0.001

None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were ordinary course of business reacquisitions at cost or forfeitures at no cost of unvested common stock previously issued pursuant to restricted stock purchase rights issued to employees under our 1998 Stock Plan in connection with the termination of their employment with Sirenza.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of August 14, 2006, by and among the Registrant, Metric Acquisition Corporation, and Micro Linear Corporation. (0)

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement by and Among the Registrant, Phillip Liao and Yeechin Liao, effective as of April 3, 2006. (5)

10.1**	Description of Second Half 2006 Incentive Plan.

10.2**	General Incentive Plan Terms and Conditions. (6)

11.1	Statement regarding computation of per share earnings. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(0)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2006, filed with the Securities and Exchange Commission on August 17, 2006.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 3, 2006, filed with the Securities and Exchange Commission on April 6, 2006.

(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2006, filed with the Securities and Exchange Commission on February 2, 2006.

(7)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 8, 2006	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK President, Chief Executive Officer and Director

DATE: November 8, 2006	/s/ Charles R. Bland
CHARLES R. BLAND Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of August 14, 2006, by and among the Registrant, Metric Acquisition Corporation, and Micro Linear Corporation. (0)

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement by and Among the Registrant, Phillip Liao and Yeechin Liao, effective as of April 3, 2006. (5)

10.1**	Description of Second Half 2006 Incentive Plan.

10.2**	General Incentive Plan Terms and Conditions. (6)

11.1	Statement regarding computation of per share earnings. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(0)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2006, filed with the Securities and Exchange Commission on August 17, 2006.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(5)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 3, 2006, filed with the Securities and Exchange Commission on April 6, 2006.

(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2006, filed with the Securities and Exchange Commission on February 2, 2006.

(7)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.