Form 10-K
period 2006-12-31
SIRENZA MICRODEVICES INC
filed 2007-03-16
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30615

SIRENZA MICRODEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-003042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

303 S. Technology Court Broomfield, CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 327-3030

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 Par Value	The Nasdaq Stock Market, LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on The Nasdaq Global Market, was approximately $318.0 million (affiliates being defined, for these purposes only, as directors and executive officers of the registrant and holders of 5% or more of the registrant’s outstanding common stock).

There were 51,363,810 shares of the Registrant’s common stock issued and outstanding on February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT RELATED TO ITS 2007 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED SUBSEQUENT TO THE DATE HEREOF, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS ANNUAL REPORT ON FORM 10-K TO THE EXTENT STATED THEREIN.

PART I

Item 1.	Business

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including any statements concerning our possible or expected future results of operations, future market trends or conditions, future business or strategic plans or other future events. Forward-looking statements often include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” or similar expressions. These forward-looking statements are based on expectations, forecasts and assumptions as of the date of such statements and involve risks and uncertainties that could cause actual outcomes to differ materially from those expressed in these forward-looking statements, including the factors described in “Risk Factors” below and elsewhere in this Annual Report on Form 10-K and the documents incorporated by reference. We intend that these forward-looking statements be subject to the safe harbors created by the provisions mentioned above. All subsequent written or spoken forward-looking statements attributable to Sirenza or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

Sirenza Microdevices, Inc. is a supplier of radio frequency, or RF, components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets. Our products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. Unless we indicate otherwise, references in this Annual Report on Form 10-K to “Sirenza,” “the Company,” “we,” “us” or “our” are to Sirenza Microdevices, Inc. and its subsidiaries.

Consumers worldwide are demanding greater bandwidth as well as an enhanced ability to connect to communications networks and maintain those connections while mobile. This demand for greater capacity, connectivity and mobility has contributed to a significant increase in consumer use of communications networks, as evidenced by increased minutes of use on mobile wireless networks for voice, video and data, subscriber growth in cable television, or CATV, for voice, video and data and recent subscriber growth for satellite radio in North America.

Commercial applications for our RF components include mobile wireless infrastructure networks, wireless local area networks, fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks and cable television set-top boxes. We also supply components to consumer-oriented end markets including antennae and receivers for satellite radio, tuner-related integrated circuits, or ICs, for high definition television, or HDTV, and transceiver ICs for use in digital cordless telephones, personal handyphone systems, or PHS, handsets, wireless speakers, cordless headsets and other personal electronic appliances. Our aerospace and defense, or A&D, products include RF components for government, military, avionics, space and homeland security systems.

We sell our products worldwide through two channels: a direct sales channel comprised of internal sales personnel and independent sales representatives and a distribution sales channel. Our internal direct sales organization services and supports our customers in the areas of design, purchasing, logistics and technical support. In general, our largest customers are supported directly by our field sales and applications engineering groups. Our direct customers also receive support from our network of independent sales representatives. Approximately 7% of our 2006 revenue was attributable to our distribution channel. Our principal distributors are Avnet Electronics Marketing, or Avnet, Acal plc, or Acal, RFMW Ltd. and Digi-Key Corporation.

Products and Markets

We market our products to the following principal end markets: mobile wireless, CATV, standard and catalog products, broadband, consumer applications, wireless access applications and aerospace and defense applications. At the beginning of 2006, we revised our organizational structure to enhance our market focus and better leverage our personnel and resources to grow our target markets. To advance these goals we established five market-facing strategic business units within our SMDI segment, which allowed us to further concentrate and prioritize our efforts in strategic planning, product development and marketing. A sixth strategic business unit was added within our SMDI segment to support the consumer-oriented end markets of Micro Linear Corporation, or Micro Linear, following its acquisition by Sirenza in October 2006. The products we acquired from Premier Devices, Inc., or PDI, in April 2006 primarily serve the mobile wireless and CATV infrastructure end markets.

We offer a broad line of products that range from single-function components to more highly-integrated ICs and multi-chip modules, or MCMs. Our ICs include amplifier, low noise amplifier, power amplifier, receiver, transceiver, modulator and demodulator products, and employ a broad array of semiconductor process technologies, including silicon germanium, or SiGe, gallium arsenide, or GaAs, and silicon complementary metal oxide semiconductor, or CMOS. Our MCM product line includes power amplifier modules, active antenna products, voltage controlled oscillators, or VCOs, phase-locked loops, or PLLs, coaxial resonator oscillators, or CROs, active mixers, hybrid amplifiers, power doublers and optical receivers. Our passive components include splitters, couplers, mixers, transformers, isolators and circulators, which are used primarily in wireless infrastructure and CATV set-top box applications. In addition to these product offerings, we use our engineered technical solutions, or ETS, expertise to supply amplifier and signal conditioning sub-assemblies to selected OEM customers in the wireless infrastructure, fiber optic and CATV infrastructure markets. Under ETS engagements, we typically manufacture and test a sub-assembly for an original equipment manufacturer, or OEM, as an alternative to the OEM producing the product internally.

Since our April 2006 acquisition of Premier Devices, Inc., or PDI, we have operated in two business segments:

SMDI segment. The SMDI segment consists of our IC and MCM business as it existed prior to the PDI acquisition, as well as the business acquired from Micro Linear in October 2006, which is primarily focused on the sale of wireless transceiver ICs in a variety of consumer applications, such as digital cordless telephones, PHS handsets, wireless speakers and cordless headsets. Sales of VCO, PLL, amplifier, power amplifier and discrete IC products represented the majority of the SMDI segment’s net revenues in 2004. These same products, together with the satellite radio antenna product we introduced in the first quarter of 2005, represented the majority of the SMDI segment’s net revenues in 2005 and 2006. Historically, the majority of the SMDI segment’s sales have been made to mobile wireless infrastructure equipment manufacturers. This end market has usually exhibited a significant seasonal trend characterized by stronger customer demand in the second half of the year as compared to the first half.

The SMDI segment’s most significant end customers in 2006 by net revenue were Motorola, Sirius Satellite Radio, Nokia, Huawei Technologies Co., Ltd. (Huawei), and Ericsson. In addition, sales to two distributors and resellers of SMDI segment products, Avnet and Acal, represented a significant amount of this segment’s net revenues in 2006.

We are not typically contractually required to carry significant amounts of inventory to meet SMDI segment customers’ delivery requirements or to assure a secure and continuous supply of raw materials from the SMDI segment’s suppliers. However we do carry more raw materials for the military related applications included in our SMDI segment, as these products tend to have longer product life spans and we need to assure continued availability of the raw materials components that were originally approved by the end customer. In addition, even if not contractually required, we often carry a buffer stock of raw materials and finished goods for the SMDI segment’s top selling products to facilitate efficient plant operations and timely deliveries to customers. Due to non-binding customer forecasts, such buffer stock may result in excess inventories from time to time if there is insufficient customer demand.

PDI segment. This segment has two main product lines: MCMs, including hybrid amplifiers, power doublers and optical receivers, which are primarily used in CATV and wireless infrastructure applications to generate and control RF signals, and passive components, including splitters, couplers, mixers, transformers, isolators and circulators, which are used primarily in wireless infrastructure and CATV set-top box applications. In addition, ETS engagements originate in this segment of our business. MCM and ETS sales represented the majority of the PDI segment’s net revenues in 2006.

The most significant PDI segment end customers by revenue since its April 2006 inception were Motorola, RFS (a division of Alcatel-Lucent), C-Cor and Huawei. Sales of PDI segment products are made predominantly through direct sales rather than through a distribution channel.

We are generally required by contract to provide up to four weeks of inventory to the PDI segment’s largest customer, based on the customer’s rolling forecast. Other than this arrangement, we historically have not been contractually required to carry significant amounts of inventory to meet PDI segment customers’ delivery requirements or to assure a secure and continuous supply of raw materials from PDI segment suppliers. However, even if not contractually required, we may carry a buffer stock of raw materials and finished goods for PDI segment products and ETS services to facilitate efficient plant operations and timely deliveries to customers. Due to non-binding customer forecasts, such buffer stock may result in excess inventories from time to time if there is insufficient customer demand.

For further information regarding the financial results of our operating segments, please see Note 15: “Segments of an Enterprise and Related Information” in our Notes to Consolidated Financial Statements set forth below.

Manufacturing

We focus on RF design, development and testing and employ a combination of outsourced and in-house manufacturing which allows us to select what we believe to be the optimal product technology and manufacturing process for any given application. For example, while we outsource our wafer manufacturing and packaging for our IC products, and we view outsourced manufacturing as an important element of our strategy, we have also historically manufactured and tested a substantial number of our SMDI segment products at our Colorado manufacturing facility. In addition, we have significant CATV component design and manufacturing capabilities in Nuremberg, Germany, and passive component manufacturing and ETS expertise in sourcing, integration, and board level and subsystem assembly in Shanghai, China. Our Colorado and Nuremberg manufacturing facilities hold ISO 9001:2000 Quality Management System certifications, and our Colorado facility holds an ISO 14001:2004 Environmental Management System certification.

SMDI segment. We outsource the wafer manufacturing and packaging for our SMDI segment’s IC products and currently perform a majority of the related final testing and tape and reel assembly at our Colorado manufacturing facility. The principal raw material used in the production of IC products is semiconductor wafers. We source these wafers from a variety of merchant foundries. However, wafers for a particular process technology are generally sourced through one foundry on which we rely for all of our wafers in that process. Although we historically have not had material difficulties in obtaining our requirements for wafers, we remain subject to the risks associated with our reliance on these wafer foundries, as described under “Risk Factors.” Most other raw materials that we use in our SMDI segment are readily available from numerous sources, though we may try to generate efficiencies by primarily using only one source. We source our IC packaging from established, international commercial vendors.

We currently manufacture, assemble and test a significant majority of our SMDI segment MCMs at our manufacturing facility in Colorado. Generally, raw materials used for the manufacture of these MCMs are readily available from numerous sources, although we may try to generate efficiencies by primarily using only one source, and it can take time to qualify new sources that can cost-effectively meet our quality and reliability standards. We source building block or discrete components used in the SMDI segment’s MCM manufacturing process, such as printed circuit boards, commercially available ICs, diodes, resistors and capacitors, from a variety of domestic and international merchant suppliers and distributors. For many of these components we have multiple suppliers to provide second sources.

We outsource the production of our SMDI segment’s satellite radio antennae product to a contract manufacturer located in the Philippines. The contract manufacturer is responsible for securing the raw materials necessary for the assembly of the antennae. Testing is done by the contract manufacturer to our specifications. Inventory is maintained at the contract manufacturing site and shipments are made directly to end customers at our request.

PDI segment. A significant majority of our PDI segment’s products are built in its manufacturing and test facilities in Shanghai, China and Nuremberg, Germany. Most raw materials used by the PDI segment are readily available from numerous sources, although we may try to generate efficiencies by primarily using only one source, and it may take time to qualify new sources that can cost-effectively meet our quality and reliability standards. We source building block or discrete components used in the manufacturing of PDI segment products, such as printed circuit boards, commercially available ICs, transistors, diodes, resistors and capacitors, mechanical housings, cable and connectors, from a variety of domestic and international merchant suppliers and distributors. For many of these components we have multiple suppliers to provide second sources.

Shanghai Manufacturing Transition. In 2007, we have begun implementing a transition of most of our Broomfield, Colorado manufacturing operations to a new manufacturing facility in Shanghai, China, as part of an effort to increase the efficiency of our worldwide manufacturing operations. The process of testing the new manufacturing line to determine whether it meets our standards is currently expected to begin in the second quarter of 2007 and the transition is currently expected to be completed in the third or fourth quarter of 2007. We intend to run parallel manufacturing operations in Broomfield and Shanghai for much of the intervening period. Therefore, any related efficiency gains would not be expected to be realized until 2008. We estimate that we will incur substantial costs in 2007 related to the manufacturing transition, as described in more detail in our discussion of liquidity in “Management’s Discussion and Analysis of Financial Condition” contained elsewhere in this Annual Report on Form 10-K. As a result of the manufacturing transition, we will need to re-qualify the transitioned operations for ISO or other certifications and also may need to re-qualify our manufacturing processes or products with our major customers. We may not be able to accomplish the transition as scheduled or as planned, which could result in additional costs, business interruption or disruption, loss of customers, and fluctuations in our financial results. We currently expect that following the transition, the majority of our worldwide manufacturing will be located in Shanghai, and our Broomfield operations will be comprised of administrative offices, the manufacturing operations for our A&D business, manufacturing engineering and material purchasing support functions, and an additional manufacturing line to be used for back-up production, prototyping and new product platform development.

Research and Development

Our products are generally developed through our ongoing centralized product research and development, or R&D, and do not individually require any material investment or the use of a material portion of a segment’s assets. For 2006, 2005, and 2004 total R&D expenditures were $13.8 million, $10.1 million, and $9.0 million, respectively.

Geographic and Customer Revenue

Sales to customers located in the United States represented approximately 41%, 25%, and 24% of our net revenues in 2006, 2005 and 2004, respectively. Sales to customers located outside of the United States represented approximately 59%, 75%, and 76% of our net revenues in 2006, 2005 and 2004, respectively. Sales to customers located in China represented approximately 34% of our net revenues in 2006, 33% in 2005, and 34% in 2004.

Motorola accounted for approximately 16% of our net revenues in 2006. Two of our customers, Avnet and Motorola, accounted for approximately 13% and 11% of our net revenues, respectively, in 2005. In addition, wireless infrastructure OEM Nokia and satellite radio antenna customer Sirius each accounted for more than 10% of our net revenues in 2005, either directly or through sales to their contract manufacturers. Four of our customers, Solectron, Acal, Avnet and Planet Technology (H.K.) Ltd., accounted for approximately 17%, 14%, 13% and 11% of our net revenues, respectively, in 2004. In addition, wireless infrastructure OEMs Ericsson, Motorola and Nokia each accounted for more than 10% of our net revenues in 2004, either directly or through sales to their contract manufacturers.

As our sales to customers located outside the U.S. and the amount of our manufacturing operations located outside the U.S. have increased substantially, we have become subject to risks associated with foreign operations. For a more detailed description of these risks, please see our disclosure under “Risk Factors.”

Acquisitions

We have completed three acquisitions since 2004. On December 16, 2004, we acquired ISG Broadband, Inc., or ISG, a designer of RF gateway module and IC products for the CATV, satellite radio and HDTV markets. This acquisition enabled us to address new end markets, including HDTV and satellite radio, and broadened our product offering in the set-top box market by adding ISG’s silicon-based receiver and tuner ICs. Sales of the products acquired in the ISG acquisition represented a significant amount of our net revenues in 2005 and 2006.

On April 3, 2006, we acquired PDI, which designs, manufactures and markets complementary passive RF components and is headquartered in San Jose, California with manufacturing operations in both Shanghai, China and Nuremberg, Germany. This acquisition expanded both the depth and breadth of our portfolio by adding PDI’s CATV amplifier, module and optical receiver offerings as well as PDI’s line of passive RF components such as mixers, splitters, transformers, couplers, isolators, circulators and amplifiers. The acquisition also brought us significant design and manufacturing capabilities in Asia and Europe, including PDI’s ETS expertise in sourcing, integration, and board-level and subsystem assembly. We believe that these new product offerings and capabilities advance our strategic objective of diversifying and expanding our end markets and applications. Sales of the products acquired in the PDI acquisition represented a significant amount of our net revenues in 2006. Our results of operations include the effect of the PDI acquisition from the date of acquisition.

On October 31, 2006, we acquired Micro Linear, a fabless semiconductor company specializing in wireless transceiver ICs used in streaming wireless applications, such as cordless phones, personal handy phone systems, or PHS, handsets, wireless speakers, security cameras, cordless headsets and other personal electronic appliances. This acquisition also strengthened our engineering expertise, and brought us a line of networking products consisting mainly of media conversion products that enable implementation of cost effective fiber to the home, or FTTH, systems. Sales of the products acquired in the Micro Linear acquisition did not represent a significant amount of our net revenues in 2006. Our results of operations include the effect of the Micro Linear acquisition from the date of acquisition.

We intend to continue to evaluate and may enter into other acquisitions or investment transactions in complementary businesses, technologies, services or products.

Competition

In the RF component market generally, competition is fragmented. Competitors vary by component function, application, geographic region and customer. Customers generally prefer to maintain multiple sources for each component socket, creating competition for our products. While common competitors exist in a number of our major product categories, we generally do not compete across our full range of products and markets with any single competitor. We further discuss the competitive conditions for our SMDI and PDI segments under “Risk Factors.”

Intellectual Property

Intellectual property rights that may apply to our products include patents, copyrights, trade secrets, trademarks and mask work rights. We maintain an active program to protect our investment in technology. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems.

As of February 26, 2007, we held 58 U.S. patents including continuations and continuations in part thereof, 8 foreign patents referencing one or more of those U.S. patents, and a number of U.S. and foreign patent applications pending. As of the same date, we held 3 additional German or European Union patents, as well as 8 patents issued in various other countries which reference one or more of those patents. Third-party wafer foundries, or fabs, used by us claim patents or other intellectual property in the current process technologies they employ when manufacturing the semiconductor wafers we use in our IC products, with the exception of wafers fabricated in a silicon LDMOS process proprietary to us, which we have custom fabricated by a third-party fab. We intend to seek patent protection for our future products and technologies where we deem appropriate and to protect our proprietary technology under U.S. and foreign laws affording such protection. We believe that the duration of our issued patents is adequate relative to the expected lives of our products. Although we believe that patents are an important element of our success, we do not believe that our business, as a whole, is materially dependent on any one patent.

To distinguish our products from our competitors’ products, we have obtained certain trademarks and trade names. We consider our trademark in name “Sirenza Microdevices” material to our business. We have sought and received registration with the United States Patent and Trademark Office, or USPTO, and in the European Union for this trademark. When registered in the United States, a trademark is effective for a ten-year period, with indefinite renewal periods of ten years, subject to continued use of the mark. We also rely on common law protection for this trademark and others, and have received registration for other trademarks with the USPTO and in foreign jurisdictions.

We protect certain details about our processes, products and strategies as trade secrets and have ongoing programs designed to maintain the confidentiality of this information. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for the maintenance of confidentiality and, in some cases, the assignment of rights to inventions made by them while employed by us. We also routinely enter into non-disclosure agreements to protect our confidential information delivered to third parties, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Monitoring unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States.

Although we rely on intellectual property law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position.

Employees

As of January 31, 2007, we had approximately 839 employees.

Sales Order Backlog

We include in our backlog all accepted product purchase orders for which delivery has been specified within one year, including orders from distributors. We do not recognize revenue from sales through our distributors until the distributor has sold our products to third-party customers. Product orders in our backlog are subject to changes in delivery schedules or quantities and are generally subject to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, we do not believe that backlog as of any particular date is necessarily indicative of our future results.

Compliance with Environmental, Health and Safety Regulations

We seek to achieve high standards of environmental quality and product safety, and strive to provide a safe and healthy workplace for our employees, contractors and the communities in which we do business. We have developed environmental, health and safety policies for our business, and internal processes focused on minimizing and properly managing any hazardous materials used in our facilities and products. At our manufacturing, assembly and test site in Broomfield, Colorado we have obtained an ISO 14001:2004 Environmental Management System certification, which requires that a broad range of environmental processes and policies be implemented to minimize environmental impact and maintain compliance with environmental regulations.

The manufacture, assembly and testing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. As we continue to use advanced process technologies, the materials, technologies and products themselves become increasingly complex. Our evaluations of new materials for use in research and development, manufacturing, and assembly and test take into account environmental, health and safety considerations. Many new materials being evaluated for use may be subject to existing or future laws and regulations. Failure to comply with any of the applicable laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, and legal liability. Our failure to manage properly the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to future liabilities. Existing or future laws and regulations could require us to procure pollution abatement or remediation equipment, modify product designs, or incur other expenses. While compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into our manufacturing and assembly and test processes, restrictions on the use of certain materials in our facilities or products could harm our future financial results.

Company History

We were incorporated in California and began operations in 1985 as Matrix Microassembly Corporation. In November 1997, we reincorporated in Delaware and changed our name to Stanford Microdevices, Inc. We changed our name to Sirenza Microdevices, Inc. in September 2001.

Web Site Postings

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission available to the public free of charge through the Investor Relations page of our corporate website as soon as reasonably practicable after making such filings. Our website can be accessed at the following address: www.sirenza.com. The information found on our website or that may be accessed through our website is not a part of this report and is not incorporated herein by this reference.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

Risks Relating to Our Business

Our recent acquisitions of Micro Linear and PDI may not be successfully integrated or produce the results we anticipate.

In October 2006, we acquired Micro Linear, a fabless semiconductor company specializing in wireless integrated circuit solutions used in a variety of wireless products and headquartered in San Jose, California. In April 2006, we acquired PDI, the largest acquisition we have ever undertaken by many metrics, including the dollar value paid, the complexity, number of locations and geographic footprint of the operations to be integrated, and the number of employees joining us, which roughly tripled our employee base. PDI was also our first acquisition involving international operations, as most of PDI’s employees and manufacturing are based in Shanghai, China and Nuremberg, Germany. We expect that the integration of Micro Linear’s and PDI’s operations with our own will be a complex, time-consuming and costly process involving each of the typical acquisition risks discussed below in the risk factor entitled “We expect to make future acquisitions, which involve numerous risks.” We will also face, among others, the following related challenges and risks:

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

•

increased difficulty in financial forecasting due to our limited familiarity with PDI’s and Micro Linear’s operations, customers and markets or their impact on the overall results of operations of the combined company.

Although the time required will vary with the particular circumstances of each business combination, and the allocation period in a business combination typically will not exceed one year from its consummation date, the costs and effects of the purchase accounting associated with these acquisitions also present challenges and risks. On January 31, 2007 we issued a press release announcing our unaudited results for our fourth quarter and fiscal year ended December 31, 2006, and on February 15, 2007, we filed such results on Form 8-K, noting that they remained unaudited and subject to adjustment. As we continued our year-end procedures to finalize these results, on March 6, 2007 we concluded that purchase accounting adjustments at our foreign subsidiaries were required under generally accepted accounting principles in the United States in the fourth quarter and fiscal year ended December 31, 2006, which reduced our provision for income taxes in both periods as previously disclosed. These reductions to our provision for income taxes resulted in our previously disclosed earnings per share for both periods increasing by $0.02 per diluted share, as well as other related income statement and balance sheet line item reclassifications.

Failure to successfully address one or more of the above risks may result in unanticipated liabilities and cash outlays, lower than expected net revenue, losses from operations, failure to realize any of the expected benefits of the acquisitions, and related declines in our stock price.

The common stock we issued in our 2006 acquisitions and charges associated with these acquisitions may negatively impact our earnings per share.

Based on the increase in our number of common shares outstanding in connection with our Micro Linear and PDI acquisitions, the amortization charges related to them and the potential for additional costs associated with integrating these companies, the acquisitions may result in lower earnings per share than would have been earned by Sirenza in the absence of the transactions. We expect that over time these acquisitions will yield cost synergies and other benefits to the combined company such that they will ultimately be accretive to earnings per share. However, there can be no assurance that an increase in earnings per share will be achieved. In order to achieve increases in earnings per share as a result of these acquisitions, management will, among other things, need to successfully manage the combined company’s operations, reduce operating expenses, increase revenues and compete effectively in its end-markets. Failure to achieve any of these objectives could cause our stock price to decline.

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

•

general economic growth or decline, or changing conditions in the commercial communications, consumer or aerospace and defense industries generally or the market for products containing RF components specifically;

•

the market acceptance of our products and particularly the timing and success of new product and technology introductions by us (such as our power amplifiers targeted at makers of light sources for rear-projection TVs, and our newer PHS products) or our customers or competitors;

•	period-to-period changes in the mix of products we sell to our customers or the mix of sales between our segments, which can reduce our gross margin;

•	availability, quality and cost of wafers and other raw materials, equipment, components, semiconductor wafers and internal or outsourced manufacturing, packaging and test capacity;

•	seasonal and other changes in customer purchasing cycles and component inventory levels, which we may be unable to predict;

•	changes in selling prices for RF components due to competitive or currency exchange rate pressures;

•	amounts and timing of investments in R&D;

•	impairment charges associated with intangible assets, including goodwill and acquisition-related intangible assets;

•

factors that could cause our reported domestic and foreign income taxes and income tax rate to increase in future periods, such as our ability to utilize net operating losses or tax credits in certain jurisdictions and the geographic distribution of our income, which may change from period to period; and

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

Our business is characterized by short-term orders and shipment schedules. Customer orders can typically be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial non-cancelable backlog, we typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable.

During periods of industry downturn such as we have experienced in the past, customer order lead times and the resulting order backlog typically shrink further, making it more difficult to forecast production levels, capacity and net revenues. We frequently find it difficult to accurately predict future demand in the markets we serve, which limits our ability to accurately estimate requirements for production capacity. Even in periods of high demand, customers often attempt to “pull-in” the proposed delivery dates of products they have previously ordered from us, which can also make it difficult to forecast production levels, capacity and net revenues. While we strive to meet our customers’ changing requirements, if we are unsuccessful in this regard these customers may shift future orders or market share to our competitors in response.

We depend on a relatively small number of customers for a significant portion of our net revenues. The loss of any of these customers could reduce our net revenues and earnings.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in 2006, Motorola accounted for more than 10% of net revenues and our top ten customers accounted for approximately 64% of net revenues. We expect that our history of high customer concentration and attendant risk will continue in future periods. While we enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. In addition, while PDI sells products to Motorola pursuant to a long-term supply agreement, the contract expires in May 2007, and we cannot assure you that sales to Motorola will not decline in subsequent periods or in any other period. The loss of Motorola in particular, any of our other large original equipment manufacturer, or OEM, customers or any other significant customer could limit our ability to sustain and grow our net revenues, decrease our profitability and lower our stock price.

Our growth depends on the growth of the wireless and wireline communications infrastructure market. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our growth will depend on the growth of the communications industry in general, and the market for wireless and wireline infrastructure components in particular. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, our revenues and earnings may be materially reduced. In the past, there have been reductions throughout the worldwide communications industry in component inventory levels and equipment production volumes, and delays in the build-out of new wireless and wireline infrastructure. These events caused us to lower previously announced expectations for financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products and decreased earnings. A substantial portion of our net revenues is currently derived from sales of components for wireless infrastructure applications. Our PDI segment derives a substantial portion of its revenue from the cable television infrastructure market. As a result, downturns in either the wireline or the wireless communications market, have in the past and could in the future harm our operating results and stock price.

If the satellite radio market does not grow or grows at a slow rate, or if our relationship with Sirius weakens, our results of operations may suffer.

More than 10% of our SMDI segment net revenues in 2005 and in 2006 were derived from sales of satellite radio antennae and related products to Sirius its suppliers or its contract manufacturers, or CMs. Antennae sales are dependant to a large degree on the continued growth of the aftermarket subscriber base for Sirius’ satellite radio service, which consists of customers who purchased the service after they purchased their car. We cannot assure you that the market for satellite radio will grow in the future, or that the Sirius subscriber base or the aftermarket segment thereof will increase. Further, we compete with a number of established producers of satellite radio antennae and related equipment for sales to Sirius in an increasingly price-competitive environment. While we are attempting to expand our satellite radio offerings beyond antennae products and to focus on the pursuit of potentially higher-margin opportunities in the satellite radio market, such as receiver ICs and amplifier modules, these opportunities tend to feature lower average selling prices than antennae products, and we cannot assure you that this transition will be successful. In the fourth quarter of 2006, we experienced softness in our broadband products business unit sales related to this transition. Sirius periodically introduces new products and new generations of existing products, and changes its price and technical requirements for satellite radio antennae and related products such as those we supply. We have not always been able to win a share of the market for such new products and new generations, and cannot assure you that we will continue to successfully compete to supply products to Sirius and its CMs on favorable terms, or at all. If the satellite radio market in general, or Sirius’ business in particular, does not grow or experiences a downturn, or if we fail to compete successfully for Sirius’ business at any point, our revenues may be reduced, and our stock price may decline.

In February 2007, Sirius announced a planned merger-of-equals with its main competitor, XM Satellite Radio, Inc., or XM. The merger remains subject to required antitrust approvals and other conditions, and we cannot say with any certainty at this point how the merger would impact our business, if at all. While historically we have not supplied products to XM, and thus the merger could be an opportunity to expand our satellite radio business, there may be negative impacts from the merger as well, such as the resulting combined company choosing to focus on platforms where our product offerings are less competitive, our business suffering due to historical suppliers to XM focusing similar merger-related opportunities to begin supplying Sirius, or the merger not being consummated and resulting negative impacts on us as a supplier.

Our gross margin will fluctuate from period to period, and such fluctuation could affect our financial performance, particularly earnings per share, in turn potentially decreasing our stock price.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power attendant with large OEM customers and their higher product volumes. If, as we expect, these large OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a dilutive impact on gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a dilutive effect on gross margin. In addition, sales of certain of our broadband products, in particular satellite radio antennae, have historically had lower gross margins than sales of our wireless infrastructure products. Therefore, increased sales of such products in a given period will likely have a dilutive effect on gross margin. In 2005, sales of antenna products increased significantly as a percentage of our total sales, which had a dilutive effect on gross margin. PDI’s gross margin in prior periods has generally been lower than Sirenza’s, and therefore increased sales of PDI segment products in a given period will also likely have a dilutive effect on gross margin.

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

In 2007 we intend to transition most of our Broomfield, Colorado manufacturing operations to a new manufacturing facility in Shanghai, China, where we recently relocated our existing Shanghai manufacturing facility. As a result of these transitions, we will need to re-qualify the transitioned operations for ISO or other certifications and also may need to re-qualify our manufacturing processes or products with major customers. After the transition, we expect that a majority of our worldwide manufacturing will be conducted in Shanghai. We expect to incur substantial capital expense and wind-down costs in connection with the transition. We may not be able to accomplish the transition in the time scheduled and may spend more than we expect in completing it. Affected employees in Broomfield may be distracted by the transition or may seek other employment before their positions are eliminated, which could cause our overall operational efficiency to suffer. We may have difficulty finding qualified employees in Shanghai on schedule to staff our expanded operations. Once the transition is complete, we may not achieve the cost savings we expect to generate in future years from the transition, and we may experience difficulty in managing the transitional operations effectively from our Colorado headquarters. Any of these occurrences could result in additional costs, business interruption or disruption, loss of customers, weaker than expected financial results, and a reduced stock price.

Our reliance on foreign suppliers and manufacturers and our offshore manufacturing transition expose us to the economic and political risks of the countries in which these operations are located.

Independent third parties in other countries, primarily in Thailand, Malaysia, South Korea, Taiwan and the Philippines, package substantially all of our semiconductor products. In addition, all of our satellite antenna manufacturing is outsourced to a subcontractor in the Philippines, and we obtain many of our semiconductor wafers from suppliers located abroad. Our reliance on foreign suppliers and packagers, our sizeable manufacturing operations in China and Germany and our planned transition of our Broomfield manufacturing operations to Shanghai subject us to risks of conducting business outside the United States, such as:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	shipment delays, including delays resulting from difficulty in obtaining import or export licenses;

•	tariffs and other trade barriers and restrictions;

•	political, social and economic instability;

•	inefficiencies due to exchange rate fluctuations, differing time zones, language barriers, data privacy requirements and the like; and

•	potential hostilities and changes in diplomatic and trade relationships.

The Chinese legal system lacks transparency in certain respects relative to that of the United States, which gives the Chinese central and local government authorities a higher degree of control over business in China than is customary in the United States and makes the process of obtaining necessary regulatory approval in China inherently somewhat more unpredictable. Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China more difficult or unprofitable. In addition, the protection accorded our proprietary technology and know-how under both the Chinese and German legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage. Designing and manufacturing our products and using CMs and other suppliers throughout the Asia region exposes our business to the risk that our proprietary technology may be misappropriated and our ownership rights may not be protected or enforced to the extent that they may be in the United States. The cost of doing business in Germany can also be higher than in the U.S. due to German legal requirements regarding employee benefits and employer-employee relations, in particular.

In addition, we currently transact business with many of our foreign suppliers and packagers in U.S. dollars. Consequently, if the currencies of our suppliers’ countries were to increase in value against the U.S. dollar, our suppliers may attempt to raise the cost of our semiconductor wafers, packaging materials and services, and other materials, which could harm our profitability and make our products less price competitive. The substantial operations in China and Germany we acquired from PDI and our transition of manufacturing operations to Shanghai involve increases in the proportion of our sales and expenses denominated in foreign currency, which also increases our exposure to the risk of exchange rate fluctuations.

Failure to maintain effective internal control over financial reporting could adversely affect our business and the market price of our stock.

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports on Form 10-K. While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert that such internal controls are effective. We cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation. If we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our common stock.

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

The RF component industry is intensely competitive in each of the markets we serve. With respect to our amplifier products, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Avago Technologies Limited, Hittite Microwave Corporation, M/A-COM, a division of Tyco Electronics Corp., NEC Corporation and WJ Communications, Inc. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennae and related equipment, including RecepTec, LLC and Wistron NeWeb Corp. For our newer broadband products, we expect our most significant competitors will include Analog Devices, Microtune, NEC, Sanyo, M/A-COM, Anadigics and ST Microelectronics. With respect to our signal source products, our primary competitors are Alps Electric Co., Ltd., M/A-COM and Mini-circuits. With respect to our A&D products, our primary competitors are Hittite, M/A-COM, Spectrum Control, Inc. and Teledyne Technologies Incorporated. The PDI segment’s cable television, or CATV products primarily compete with those of NEC, Freescale, Anadigics, Inc., Philips Electronics and RFHIC Company, and our wireless infrastructure products primarily compete with WJ Communications, M/A-COM, Mini-circuits and TRAK Microwave Corporation. We expect that the principal competitors for the products we have acquired from Micro Linear will include Texas Instruments (Chipcon), Nordic, Atmel, Sitel, Infineon, Philips, DSP Group, Atheros, GCT and Airoha. We also compete in a sense with our own large communications OEM customers, who often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third-party providers such as us. Competition in each of these markets is typically based on a combination of price, performance, product quality and reliability, customer support and the ability of each supplier to meet production deadlines and provide a steady source of supply. Market share at our large OEM customers in particular tends to fluctuate from year to year based not only on our relative success compared to our competitors in finding the right balance of these factors, but also based on changes in the willingness of customers to have only one source of supply. For example, we may have a 100% share of the supply of a particular product to a customer one year and only 50% the next based on the customer deciding to employ a second source for risk management or other reasons not related to our performance as a supplier.

We expect continuing competition both from existing competitors and from a number of companies that may enter the RF component market, and we may see future competition from companies that may offer new or emerging technologies. In addition, we expect that future competition will come from component suppliers based in countries with lower production costs, or IC manufacturers as they add additional integrated functionality at the chip level that could supplant our products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. As a result, prospective customers may decide not to buy from us due to their concerns about our size, financial stability or ability to interact with their logistics systems. Our failure to successfully compete in our markets could result in lower revenues, decreased profitability and a lower stock price.

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

While historically we have derived most of our net revenues from the sale of products to the mobile wireless infrastructure market, one of our corporate strategies involves leveraging our core strengths in high-performance RF component design, modular design process technology and wireless systems application knowledge to expand into new markets which have similar product performance requirements, such as the rear-projection TV, broadband wireless access, Voice over Internet Protocol, or VoIP, cable, satellite radio, personal handyphone and digital cordless telephone markets. We do not have a long history in many of these markets or in consumer- oriented markets generally, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. It is possible that our competitive strengths will not translate effectively into these markets, and we will not be able to generate the revenues we expect from them or compete in them profitably. These markets also may not develop at the rates we anticipate. For example, sales of our products derived from the Micro Linear acquisition may fall below our expectations in the event of any significant slowdown in the personal handyphone, digital cordless phone or computer networking equipment markets. We may expend significant sums and engineering resources in attempting to develop appropriate products with which to penetrate these markets with no guarantee of a return on the investment.

Our products could infringe the intellectual property rights of others, and resulting claims against us could be costly and require us to enter into disadvantageous license or royalty arrangements.

Our industry is characterized by the existence of a large number of patents and litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we have in the past and may in the future be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. In addition, our sales agreements often contain intellectual property indemnities, such as patent and copyright indemnities, and our customers may assert claims against us for indemnification if they receive claims alleging that their products infringe others’ intellectual property rights.

Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us or pay material amounts of damages. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products. We are increasingly subject to infringement claims as the number of our products grows and as we move into new markets, and in particular in consumer markets, where there are many entrenched competitors and we are less familiar with the competitive landscape and prior art.

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

•

difficulties in improving the internal controls, disclosure controls and procedures and financial reporting capabilities of any acquired operations, particularly foreign and formerly private operations, as needed to meet the required standards of U.S. public companies;

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

Even if a proposed acquisition or alliance is successfully realized and integrated, we may not receive the expected benefits or synergies of the transaction. Past transactions have resulted, and future transactions may result, in significant costs and expenses and charges to earnings. The accounting treatment for any acquisition may result in significant amortizable intangible assets, which when amortized will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may also result in significant in-process research and development charges, which will negatively affect our consolidated results of operations in the period in which an acquisition is consummated. In addition, any completed, pending or future transactions may result in unanticipated expenses or tax or other liabilities associated with the acquired assets or businesses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The incurrence of indebtedness could limit our operating flexibility and be detrimental to our results of operations, and the issuance of equity securities could be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price.

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

If we are unable to effectively manage any future growth, our operations may be impacted and we may experience delays in delivering products to our customers. Any such delays could affect such customers’ ability to deliver products in accordance with their planned manufacturing schedules, which could adversely affect customer relationships. We may also be required to build additional component inventory in order to offset expected future component shortages. If we do not manage any future growth properly, our business and stock price could suffer.

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

Some of these relationships are handled on a purchase order by purchase order basis while others are conducted pursuant to longer-term purchase agreements. Some of our longer-term contracts feature “last-time buy,” or LTB, arrangements. An LTB arrangement typically provides that, if the vendor decides to obsolete or materially change the process by which our products are made, we will be given prior notice and opportunity to make a last purchase of wafers in volume. While the goal of the LTB arrangement is to allow us a sufficient supply of wafers in such instances to either meet our future needs or give us time to transition our products to, and qualify, another supply source, we cannot assure you that the volume of wafers provided for under any LTB arrangement will adequately meet our future requirements. Northrop Grumman, or NG (formerly TRW, Inc.), has discontinued the operation of the fabrication line on which our GaAs products have historically been made, and we made a last-time buy of wafers in connection with the line shutdown. We believe that through a combination of our current inventory and our efforts to transition customers to products using semiconductors produced by our other foundry partners, we will have a sufficient wafer supply to meet our currently anticipated customer needs. However, there can be no assurance that sufficient supplies of such wafers will become available to us, or that our transitioning efforts will be successful and will not result in lost market share.

Each of our foundries are our sole supplier for parts in the particular fabrication technology manufactured at their facility. GCS is a private company with limited capital resources and operating history. Because there are limited numbers of third-party wafer fabs that use the process technologies we select for our products and that have sufficient capacity to meet our needs, it would be difficult to find an alternative source of supply. Even if we were able to find an alternative source, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, which could harm our business, financial condition and results of operations.

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

We do not package the RF semiconductor components that we sell but rather rely on subcontractors to package our products. Packaging is the procedure of electrically bonding and encapsulating the IC into its final protective plastic or ceramic casing. We provide the wafers containing the ICs to third-party packagers. We typically rely on a small number of packagers, and do not have long-term contracts with our third-party packagers stipulating fixed prices or packaging volumes. The fragile nature of the semiconductor wafers that we use in our components requires sophisticated packaging techniques and has in the past resulted in low packaging yields. If our packaging subcontractors fail to achieve and maintain acceptable production yields in the future, we could experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, reduced margins and lower net revenues.

A substantial portion of our products are sold to international customers, which exposes us to numerous risks.

A substantial portion of our direct sales and sales through our distributors are to foreign purchasers, particularly in China, Singapore, Korea, Mexico, Finland, the Philippines, Germany and Sweden. International sales approximated 59% of net revenues in 2006, the majority of which was attributable to customers, CMs and OEMs located in Asia. Demand for our products in foreign markets could decrease, which could harm our business, financial condition and results of operations. Moreover, sales to international customers may be subject to numerous risks, including:

•	changes in trade policy and regulatory requirements;

•	duties, tariffs and other trade barriers and restrictions;

•	timing and availability of export licenses;

•	exchange rate fluctuations;

•	difficulties in managing distributors’ sales to foreign countries;

•	the complexity and necessity of using foreign representatives;

•	compliance with a variety of foreign and U.S. laws affecting activities abroad;

•	potentially adverse tax consequences;

•	trade disputes; and

•	potential political, social and economic instability.

We are also subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because most sales of Sirenza products have historically been denominated in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading customers to order fewer products, thereby reducing our sales and profitability in that country. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws; therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

Sources for certain components and materials are limited, which could result in interruptions, delays or reductions in product shipments.

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

The implementation of new technological or legal requirements, such as recycling requirements and lead-free initiatives, has impacted our products and manufacturing processes, and could affect the timing of product introductions, the cost and commercial success of our products and our overall profitability. For example, a directive in the European Union banned the use of lead, other heavy metals and certain flame retardants in electrical and electronic equipment beginning in 2006. As a result, in advance of this deadline, many of our customers changed their equipment specifications to use only components that do not contain these banned substances and indicated that they would no longer design in non-compliant components. Because many of our IC products utilize a tin-lead alloy as a soldering material in the manufacturing process, our MCM products contain circuit boards plated with a tin-lead surface and certain molded active components in our MCM products are molded with a banned substance, we either have already or may need to in the future redesign our products and obtain compliant raw materials from our suppliers to respond to the new legislation and to meet customer demand. Although we began this process in the first quarter of 2004 and have released many compliant products to date, we have products that remain non-compliant. Due to the limited geographic coverage of the regulations and our worldwide customer base, the different rates at which various customers are requiring compliant components, and the fact that some components containing banned substances remain exempt from the regulations for particular customer applications, we are not stopping all production of parts containing banned substances on a particular scheduled date, but are making the move gradually as customer demand dictates. We anticipate selling such products for some time. We may be left with excess inventory of certain leaded parts if customers for those parts move to lead-free only consumption without giving us sufficient notice. In addition, our industry has no long-term data to assess the effectiveness, shelf-life, moisture sensitivity, and thermal tolerance of alternative materials, so we may experience product quality and performance issues as we transition our products to such materials.

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

China recently adopted directives similar to the European Union directive described above. While portions of the legislation have been implemented, the scope of product types affected and other aspects of the legislation and its application remain somewhat unclear. We are still evaluating the impact this regulation will have on our business. Another recent directive in the European Union imposes a “take-back” obligation on manufacturers of electrical and electronic equipment. This obligation requires manufacturers of electrical or electronic equipment to finance the collection, recovery and disposal of the electrical or electronic equipment that they produce. At this time, we are not aware of adopted legislation implementing this directive and the methods by which our industry will attempt to comply with these take-back obligations have not been fully developed. We may have take-back obligations, and even if the specific implementing legislation eventually adopted does not directly apply to us or our products and solutions, our customers could potentially shift some of their costs to us through contractual provisions. We are unable to assess the impact of this proposed legislation at this time but it could result in increased costs to us, which could harm our business, financial condition and results of operations.

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

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.

We are a defendant in litigation matters that are described under the heading “Legal Proceedings” elsewhere in this Annual Report on Form 10-K and in our quarterly reports on Form 10-Q filed from time to time. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, we cannot assure you that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, including the results of any amicable settlement, could subject us to material damage awards or otherwise harm our business.

The timing of the adoption of industry standards may negatively impact sales of our products.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. If technologies or standards supported by us or our customers’ products, such as 2.5G and 3G, WiMAX and PHS, fail to gain widespread commercial acceptance, our business may be significantly impacted. For example, the worldwide installation of 2.5G and 3G equipment has occurred at a much slower rate than we initially expected. In addition, while historically the demand for wireless and wireline communications has exerted pressure on standards bodies worldwide to adopt new standards for these products, such adoption generally only occurs following extensive investigation of, and deliberation over, competing technologies. The delays inherent in the standards approval process have in the past and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. If further delays in adoption of industry standards were to occur in China, the United States or other countries where our products are frequently used, it could result in lower sales of our products and worse than expected results of operations in one or more periods.

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

Risks Relating to Our Common Stock

Our common stock price may be extremely volatile, and the value of your investment may decline.

Our common stock price has been highly volatile since our initial public offering. We expect that this volatility will continue in the future due to factors such as:

•	actual or anticipated variations in operating results;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	general market and economic conditions;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	The effects of trading or other activity by short sellers, hedge funds and other speculators; and

•	future equity or debt offerings or our announcements of these offerings.

In addition, in recent years, the stock market in general, and the Nasdaq Global Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results. In the event our stock price declines, you may be unable to sell your shares at or above the price at which you purchased them.

Our stock price may decline if a substantial number of shares are sold in the market by our stockholders.

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. Increased sales of our common stock in the market for any reason could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Some of our stockholders can exert control over us, and they may not make decisions that reflect our interests or those of other stockholders.

Our founding stockholders control a significant amount of our outstanding common stock. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Sirenza’s headquarters are located in Broomfield, Colorado where we lease an aggregate of approximately 75,000 square feet in two buildings. These buildings house our executive and administration offices and SMDI segment research and development, sales and marketing, information technology, warehousing, and manufacturing, assembly and test functions. The lease for these buildings expires in June 2013, although we have an option to terminate the lease early in June 2008. If we elect not to extend the lease, we may be subject to an early termination penalty of $775,000. The former headquarters of Micro Linear, which we acquired in October 2006, are located in San Jose, California, where we lease approximately 30,000 square feet of space and house administrative and engineering resources related to the former Micro Linear operations, which are now part of our SMDI segment. The lease for this space currently renews automatically for consecutive three-month terms, and is terminable by either party upon three months’ notice.

We also maintain several U.S. design centers, which primarily service our SMDI segment and perform general and administrative and research and development functions, in California, Arizona and Texas. These design centers encompass (i) approximately 10,000 square feet of office space located in Sunnyvale, California pursuant to a lease that expires in March 2007; (ii) approximately 8,000 square feet of office space in Richardson, Texas pursuant to a lease that expires in October 2009; (iii) approximately 4,500 square feet of office space in Tempe, Arizona pursuant to a lease that expires in March 2007; and (iv) approximately 4,200 square feet of office space in Torrance, California pursuant to a lease that expires in November 2007. We are currently in discussions with the landlord for extending the lease term on the Tempe facility. Sirenza also leases certain other small sales and marketing and engineering offices in the U.S. and China as needed.

Our PDI segment’s German manufacturing operations and related administration functions are located in Nuremberg, where we lease an aggregate of approximately 64,000 square feet of space. The lease for this space has an indefinite term and may be terminated by either party upon six months’ prior notice. Our PDI segment’s Chinese manufacturing operations and related administration functions are located in Shanghai, where we lease an aggregate of approximately 107,000 square feet of space. The lease expires in June 2012. As discussed under “Business” above, we currently intend to transition most of our Colorado manufacturing operations to this location during 2007. Our PDI segment’s U.S. headquarters, including administration, sales, manufacturing and research and development support, is located in San Jose, California, where we lease approximately 14,000 square feet of space. The lease for this space expires in June 2009.

We currently expect to consolidate our two San Jose locations and one Sunnyvale, California location into a single location during 2007, and are in the process of identifying that location and a target timetable for this action. Sirenza’s existing leased facilities exceed Sirenza’s current needs and Sirenza believes that it will be able to obtain additional commercial space as needed. Sirenza does not own any real estate.

Item 3.	Legal Proceedings

On August 30, 2006, a complaint regarding a putative class action lawsuit, Yevgeniy Pinis v. Timothy R. Richardson, et al., No. 2381-N, was filed in the Court of Chancery of the State of Delaware in New Castle County against us, Micro Linear Corporation (“Micro Linear”), Metric Acquisition Corporation and Micro Linear’s board of directors in connection with our proposed acquisition of Micro Linear. The complaint was amended on September 12, 2006. The amended complaint alleges, among other things, that the Micro Linear board of directors violated its fiduciary duties to the stockholders of Micro Linear by approving the proposed merger of Metric Acquisition Corporation with and into Micro Linear, that the consideration proposed to be paid to the stockholders of Micro Linear in the merger is unfair and inadequate and that the proxy statement/prospectus that forms a part of our registration statement on Form S-4 (as amended and filed on September 13, 2006) is deficient in a number of respects. The complaint seeks, among other things, an injunction prohibiting us and Micro Linear from consummating the merger, rights of rescission against the merger and the terms of the merger agreement, damages incurred by the class, and attorneys’ fees and expenses. On October 4, 2006, we and Micro Linear agreed in principle with the plaintiff to a settlement of this lawsuit. The agreement in principle as to the proposed settlement contemplates that counsel for the plaintiff will request a reasonable award of fees and expenses from the court in connection with the lawsuit. The amount of any fee award ultimately granted is within the court’s discretion and cannot be determined at this time. We and the other defendants have reserved our rights to negotiate in good faith regarding and to oppose plaintiff’s related fee application. Further to the proposed settlement, the parties agreed to provide the stockholders of Micro Linear with certain additional disclosures. The settlement is subject to the approval of the Delaware Court of Chancery and provides for a broad release of claims by the stockholder class. Prior to the time at which the settlement will be submitted to the Delaware Court of Chancery for final approval, the parties will provide additional information to class members in a notice of settlement, including further information about the release of claims. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court held a hearing regarding the possible final approval of the previously described preliminary settlement between the 300 issuers and the plaintiffs. After hearing arguments from a number of interested parties, the court adjourned the hearing to consider its ruling on the matter. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. It is unclear what impact this will have on the case. The settlement remains subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. In December 2005, we moved for summary judgment dismissing Mini-Circuits’ claims, and Mini-Circuits cross-moved for summary judgment dismissing our counterclaims. On August 30, 2006, the court issued an order determining that factual issues requiring a trial precluded dismissal of Mini-Circuits’ claims on our summary judgment motion, and, accordingly, denied our motion for summary judgment on Mini-Circuits’ claims. The court, however, granted Mini-Circuits’ motion for summary judgment, dismissing our counterclaims. While we believe Mini-Circuits’ claims to be without merit and intend to defend against Mini-Circuits’ claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in defending against the lawsuit, we will have incurred significant legal expenses and our management may have to expend significant time in the defense.

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

Price Range of Sirenza Common Stock

Our common stock has been quoted on The Nasdaq Global Market under the symbol “SMDI” since May 25, 2000. The following tables set forth, for the periods indicated, the range of high and low closing prices per share of the common stock as reported on The Nasdaq Global Market:

	2006
	High	Low
First quarter	$9.45	$4.68
Second quarter	$13.23	$8.86
Third quarter	$13.52	$7.44
Fourth quarter	$9.24	$7.00

	2005
	High	Low
First quarter	$6.24	$3.17
Second quarter	$3.76	$2.28
Third quarter	$4.00	$3.01
Fourth quarter	$4.79	$2.88

Holders of Record

As of January 29, 2007, there were approximately 1,430 holders of record of our common stock.

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

Repurchase of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2006.

Stock Price Performance

Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index for the five-year period ended December 31, 2006.

	2001	2002	2003	2004	2005	2006
Sirenza Microdevices, Inc.	$100.00	$29.56	$78.98	$107.72	$75.70	$129.06
NASDAQ Composite Index	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84
PHLX Semiconductor Sector Index	$100.00	$55.39	$97.31	$82.98	$91.83	$89.44

The graph assumes that $100 was invested on December 31, 2001 in each of our common stock, the Nasdaq Composite Index and in the PHLX Semiconductor Sector Index, and that all dividends were reinvested. No dividends have been declared or paid on the Company’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information included above under the heading “Stock Price Performance” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any past or future filing under the Securities Act or the Exchange Act, except to the extent Sirenza specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and

2002 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$136,578	$64,178	$61,256	$38,510	$20,710
Cost of revenues:
Cost of product revenues	78,881	35,522	31,375	21,246	8,749
Amortization of deferred stock compensation	—	—	—	90	138

Total cost of revenues	78,881	35,522	31,375	21,336	8,887

Gross profit	57,697	28,656	29,881	17,174	11,823
Operating expenses:
Research and development (1)	13,776	10,104	8,963	8,611	6,960
Sales and marketing (1)	10,377	7,372	7,779	6,365	5,043
General and administrative (1)	17,078	8,096	7,795	6,696	4,914
Amortization of deferred stock compensation	—	—	3	541	877
Acquired in-process research and development	—	—	2,180	—	2,200
Amortization of acquisition-related intangible assets (2)	6,232	1,838	1,538	1,213	48
Restructuring and special charges	—	56	(98)	434	279
Impairment of investment (2)	2,850	—	1,535	—	2,900

Total operating expenses	50,313	27,466	29,695	23,860	23,221
Income (loss) from operations	7,384	1,190	186	(6,686)	(11,398)
Interest and other income (expense), net	104	196	229	383	893
Provision for (benefit from) income taxes	(107)	(6)	135	(125)	59

Net income (loss)	$7,595	$1,392	$280	$(6,178)	$(10,564)

Basic net income (loss) per share	$0.17	$0.04	$0.01	$(0.19)	$(0.35)

Diluted net income (loss) per share	$0.17	$0.04	$0.01	$(0.19)	$(0.35)

Shares used to compute basic net income (loss) per share	43,652	35,828	34,593	32,383	29,856
Shares used to compute diluted net income (loss) per share	45,583	37,803	37,448	32,383	29,856

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,847	$11,266	$2,440	$7,468	$12,874
Working capital	50,307	29,043	21,980	20,007	21,923
Total assets	211,592	62,489	55,894	54,132	53,964
Long term obligations, less current portion	531	391	18	56	143
Total stockholders’ equity	170,721	50,741	47,278	45,173	44,977

(1)	The following table outlines the amortization of deferred stock compensation included in operating expenses above:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Research and development	$—	$—	$2	$64	$196
Sales and marketing	$—	$—	$1	$173	$262
General and administrative	$—	$—	$—	$304	$419

(2)	See Sirenza Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin MD&A with a discussion of Sirenza’s overall strategy to give the reader an overview of the goals of our business and the directions in which our business and products are moving, followed by an overview of the critical factors that affect our net revenues, cost of revenues and operating expenses. This is followed by a discussion of the critical accounting policies and estimates that we believe require the most significant judgments to be made in the preparation of our consolidated financial statements. In the next section we discuss the results of our operations for 2006 compared to 2005 and for 2005 compared to 2004. We then provide an analysis of our cash flows, including the impact on cash of important balance sheet changes, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Contractual Obligations.”

Company Overview

Sirenza Microdevices is a supplier of radio frequency, or RF, components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets. Our products are designed to optimize the reception and transmission of voice, video and data signals in mobile wireless communications networks and in other wireless and wire-line applications.

Commercial applications for Sirenza’s RF components include mobile wireless infrastructure networks, wireless local area networks, fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks and cable television set-top boxes. Sirenza also supplies components to consumer-oriented end markets including antennae and receivers for satellite radio, tuner-related integrated circuits, or ICs, for high definition television, or HDTV, and transceiver ICs for use in digital cordless telephones, personal handyphone systems, or PHS, handsets, wireless speakers, cordless headsets and other personal electronic appliances. Sirenza’s aerospace and defense, or A&D, products include RF components for government, military, avionics, space and homeland security systems.

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

Our annual net revenues have increased in each of 2004, 2005 and 2006, driven by the addition of complementary products through our strategic acquisitions of other companies and assets, new product introductions and direct sales to large mobile wireless OEM customers.

In the past three years we have completed three acquisitions:

On December 16, 2004, we acquired ISG Broadband, Inc., or ISG, for an aggregate purchase price of $7.7 million, consisting of $6.9 million in cash and $789,000 in direct transaction costs. Additional cash consideration of up to $7.15 million was also provided for, subject to the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of such payments was earned in 2005 and paid in the second quarter of 2006. The amount paid totaled $1.15 million. Approximately $2.9 million of the second installment was earned in 2006 and will be paid in the second quarter of 2007. An additional payment of up to $3.0 million may be paid in 2008. ISG designed RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enabled us to address new end markets, including HDTV and satellite radio, and broadened our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. Sales of the products acquired in the ISG acquisition represented a significant amount of our net revenues in 2005 and 2006.

On April 3, 2006, we acquired Premier Devices, Inc., or PDI, for an aggregate purchase price of $75.1 million, consisting of 7,000,000 shares of our common stock valued at $53.0 million, $14.0 million in cash, $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year and $2.1 million in direct transaction costs. PDI designed, manufactured and marketed complementary RF components featuring technologies common to existing and planned Sirenza products. PDI is headquartered in San Jose, California with manufacturing operations in Shanghai, China and Nuremberg, Germany. This acquisition expanded both the depth and breadth of our products by adding PDI’s CATV amplifier, module and optical receiver offerings as well as its line of passive RF components such as mixers, splitters, transformers, couplers isolators, circulators and amplifiers. The acquisition also brought us design and manufacturing capabilities in Asia and Europe, including PDI’s passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. We believe that these new product offerings and capabilities advanced our strategic objective of diversifying and expanding our end markets and applications. Our results of operations include the effect of the PDI acquisition from the date of acquisition. The results of the former PDI operations are being reported as a separate business segment.

On October 31, 2006, we acquired Micro Linear Corporation, or Micro Linear, for approximately 4.9 million shares of our common stock, valued at approximately $44.9 million and approximately $1.0 million in estimated direct transaction costs. Micro Linear, headquartered in San Jose, California, is a fabless semiconductor company specializing in wireless integrated circuit (IC) solutions used in a variety of wireless applications serving global end markets. Under the terms of the merger agreement, the holders of the outstanding common stock of Micro Linear became entitled to receive 0.365 of a share of our common stock for each share of Micro Linear common stock they held at the date of closing. Our results of operations include the effect of the Micro Linear acquisition from the date of acquisition. The results of the former Micro Linear operations are being reported within the SMDI business segment.

In 2005, we operated in three product-oriented business segments, our Amplifier division, which consisted of our amplifier, power amplifier, power module, transceiver, discrete and active antenna product lines, our Signal Source division, which consisted of our voltage controlled oscillator, or VCO, phase-locked loop, or PLL, and other MCM products, and our A&D division, which used resources and technologies from our Amplifier and Signal Source divisions for specific applications in the A&D and homeland security end markets. In the first quarter of 2006, in conjunction with the revision of our organizational structure from a product-oriented focus to an end-market focus, we moved from a three-segment reporting structure to a structure consisting of one RF component sales segment. As a result of the acquisition of PDI in April 2006, we currently operate in two business segments: the PDI segment, consisting of the business and product lines we acquired from PDI, and the SMDI segment, consisting of Sirenza’s pre-existing RF component sales business and the business acquired from Micro Linear.

The revision of our organizational structure was intended to enhance our market focus and better use our personnel and resources to grow our target markets. To advance these goals we centralized our engineering and research and development functions, and within our marketing function established five market-facing strategic business units, or SBUs, which allowed us to further concentrate and prioritize our efforts in strategic planning, product development, and marketing to better support our worldwide customers. Following our Micro Linear acquisition we added the Consumer Applications SBU. The SBUs do not have separate profit and loss statements reviewed by our chief operating decision maker, and accordingly are aggregated and reported within the single SMDI segment.

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

•

Standard and Catalog Products—this market includes established and emerging mid-level to smaller customers in a variety of end markets, such as point-to-point and network repeaters, to which we largely market catalog products through our global sales distribution and sales representative networks.

•	Consumer Applications—this market includes digital cordless telephones, personal handyphone systems, wireless speakers, security cameras, cordless headsets and other personal electronic appliances.

•	Wireless Access Applications—this market includes the WiMAX, WiFi and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

•	Aerospace and Defense Applications—this market includes aerospace, military/defense and homeland security applications.

Revenue Overview

Revenue Recognition.

We present our revenue results as “net revenues.” Net revenues are defined as our revenues less sales discounts, rebates and returns. Historically, these revenue-related adjustments have not represented a significant percentage of our annual revenues, although sales discounts, rebates and returns will vary on a quarterly basis. We sell our products worldwide through a direct sales channel and a distribution sales channel.

Distributor Sales.

Our distribution arrangements provide our distributors with limited rights of return and certain price adjustments on unsold inventory held by them. We recognize revenues on sales to our distributors at the time our products are sold by the distributors to third-party customers. Our distribution channel consists of those sales made by our distribution channel partners under arrangements featuring such rights of return and price adjustment terms. If one of our distribution channel partners makes a sale of our products under an arrangement that does not include rights of return or price adjustment terms, we consider them a reseller of our products and include the revenue from such sales in our direct sales.

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

Customer Concentration.

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. Over time, both as a result of our active sales and marketing efforts and industry-wide changes in customer buying patterns, our customer base has shifted significantly toward direct sales to large original equipment manufacturers, or OEMs, and their contract manufacturers, or CMs. Our OEM customers have increased their outsourcing of the manufacture of their equipment to CMs, including companies such as Celestica, Flextronics, Sanmina and Solectron. As a result, we sell directly to both OEMs and CMs. Our

OEM customers currently make the sourcing decisions for our sales to their CMs or suppliers. Accordingly, when we report customer net revenues in our public announcements, we typically attribute all net revenues to the ultimate OEM customer and not the respective CM or supplier.

This sales trend toward large OEMs and CMs has strengthened as a result of our recent acquisitions. For example, in 2005 this customer concentration increased as a significant portion of our net revenues was derived from sales of our satellite radio antenna product to Kiryung Electronics Co., Inc., and other suppliers to Sirius Satellite Radio. Our acquisition of PDI has also contributed to this customer concentration as a large percentage of PDI’s total revenues have historically come from relatively few customers, among them Motorola, which was also the SMDI segment’s largest customer in 2006.

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

Diversification and Expansion Strategy.

We have historically focused on RF components for the wireless infrastructure market. We are now focusing on diversification efforts in order to capitalize on new opportunities in end markets outside of the wireless infrastructure market such as CATV, WiMAX, satellite radio, HDTV and other broadband and consumer applications.

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

Geographic Concentration.

Sales into Asia increased in each of the last three years as a result of OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. In addition, we have increased our focus and presence in China and are experiencing increased shipments to various Chinese OEM customers. As a result of the PDI acquisition, our sales into Asia have decreased as a percentage of total net revenues in 2006, as most of PDI’s sales in 2006 were to customers located in the United States. However, we continue to expect that a large portion of our sales in 2007 will be in the Asia region.

Competitors.

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks, such as Alps, Avago, Hittite, M/A-COM, Minicircuits, NEC, TRAK Microwave Corporation and WJ Communications. For our newer broadband products, we expect our most significant competitors will include Analog Devices, Microtune, NEC, Sanyo, M/A-COM, Anadigics and ST Microelectronics. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennae and related equipment, including RecepTec and Wistron NeWeb. PDI’s CATV products primarily compete with those of NEC, Freescale, Anadigics, Philips and RFHIC Company , and its wireless infrastructure products primarily compete with WJ Communications, M/A-COM and Minicircuits. We expect that the principal competitors for the products we have acquired from Micro Linear will include Texas Instruments (Chipcon), Nordic, Atmel, Sitel, Infineon, Philips, DSP Group, Atheros, GCT and Airoha. We also indirectly compete with our own large communications OEM customers, which often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third-party providers such as us.

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

6.	Assembling and testing of our satellite antenna and other broadband products performed by a third-party vendor; and

7.	Costs associated with procurement, production control, quality assurance, reliability and manufacturing engineering.

For our IC products, we outsource our wafer manufacturing and packaging and then perform the majority of our final testing and tape and reel assembly at our Colorado manufacturing facility. The testing and tape and reel assembly for our IC products acquired in the Micro Linear acquisition are outsourced to third party suppliers. For our SMDI segment MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado. For our satellite antenna and other broadband products, we outsource our assembly and testing to a third-party vendor. We build and test a significant majority of our PDI segment products in our manufacturing and test facilities in Shanghai, China and Nuremberg, Germany.

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

Operating Expense Overview

Research and development expenses consist primarily of salaries and salary-related expenses for personnel engaged in R&D activities, material costs for prototype and test units and other expenses related to the design, development and testing of our products and, to a lesser extent, fees paid to consultants and outside service providers. We expense all of our R&D costs as they are incurred. Our R&D costs can vary significantly from quarter to quarter depending on the timing and quantities of materials bought for prototype and test units. We compete in part based on our ability to offer a broad range of highly engineered products designed to meet the needs of our customers, and accordingly we intend to continue to invest in R&D. From time to time we will receive funding from our customers for non-recurring engineering, or NRE, expenses to help defray the cost of work performed at their request. We record NRE funding as a reduction to research and development expenses in the period that the customer agrees that the objectives established for payment of the NRE have been achieved. Historically, NRE funding has not materially impacted our R&D expense as a whole.

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

We intend to increase the number of direct sales personnel and application engineers supporting our customers from time to time at levels appropriate for our overall operating plan. In particular, we have placed both sales personnel and application engineers in various time zones around the world to support our customers. We believe that the combination of our direct sales force and application engineers provides us with an important advantage over any competitors which do not maintain support personnel locally in our markets.

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

Business Combinations: In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, including tax liabilities, as well as in-process research and development (IPRD) based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop the IPRD into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

Valuation of Long-lived Assets: We assess long-lived assets, including amortizable acquisition-related intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant changes or planned changes in our use of the assets, significant under-performance of a reporting unit or product line in relation to expectations, and significant negative industry or economic trends. If the sum of the forecasted undiscounted future cash flows related to the asset grouping is less than the carrying value of the assets, then the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value. We have not incurred any impairment of long-lived assets or identified the existence of any impairment indicators during any of the periods presented in this Annual Report on Form 10-K.

Valuation of Non-Marketable Equity Securities: In 2002, we acquired 12.5 million shares of GCS, a privately held semiconductor foundry. The acquired shares currently represent approximately 14% of the outstanding shares of GCS and also represented approximately 14% of the shares outstanding at the time of the investment. The investment strengthened our supply chain for InGaP semiconductor technologies. In connection with the investment, our President and CEO joined the GCS board of directors.

We regularly evaluate our investment in GCS to determine if an other-than-temporary decline in value has occurred. Factors that may cause an other-than-temporary decline in the value of our investment in GCS would include a degradation of the general business environment in which GCS operates, the failure of GCS to achieve certain performance milestones, a series of operating losses in excess of GCS’ business plan, the inability of GCS to continue as a going concern or a reduced valuation as determined by a new financing event. Evaluating each of these factors involves a significant amount of judgment on management’s part. If we determine that an other-than-temporary decline in value has occurred, we write down our investment in GCS to fair value. Such a write-down could harm our consolidated results of operations in the period in which it occurs. For example, in the third quarter of 2006 and the fourth quarter of 2004, we wrote down the value of our investment in GCS by $2.9 million and $1.5 million, respectively, after determining that GCS’ value had experienced an other-than-temporary decline.

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

Valuation of Inventories: Our provision for excess inventories is based on levels of inventory exceeding the forecasted demand of such products within specific time horizons of up to twelve months. We forecast demand for specific products based on the number of products we expect to sell, with such assumptions being dependent on our assessment of market conditions and current and expected orders from our customers, considering that orders are subject to cancellation with limited advance notice prior to shipment. If forecasted demand decreases or if inventory levels increase disproportionately to forecasted demand, inventory write-downs may be required. Likewise, if we ultimately sell inventories that were previously written-down, we would reduce the previously recorded excess inventory provisions which would have a positive impact on our cost of revenues, gross margin and operating results.

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

Valuation of Deferred Tax Assets: We perform quarterly and annual assessments of the realizability of our net deferred tax assets considering all available evidence, both positive and negative. Assessments of the realizability of deferred tax assets require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of these assessments, we previously concluded that it was more likely than not that our U.S. net deferred tax assets would not be realized and have established a full valuation allowance against our net U.S. deferred tax assets. The valuation allowance established in 2001 was recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS 109 “Accounting for Income Taxes.”

Although we had U.S. taxable income in 2006, the acquisitions of Micro Linear and PDI, increased our net U.S. deferred tax assets for the year which places additional uncertainty on the realizability of the total U.S. net deferred tax asset. We continue to evaluate the need for a valuation allowance. To the extent we are able to generate U.S. taxable income in future periods and if our projections indicate that we are likely to generate sufficient future U.S. taxable income, we may determine that some, or all, of our U.S. deferred tax assets will more likely than not be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made and we may recognize a benefit from income taxes on our income statement, which would have a positive impact on our consolidated results of operations. In periods following a reduction of our valuation allowance, our effective tax rate used to calculate our provision for income taxes on our statement of income is expected to increase significantly.

Stock-Based Compensation Expense: Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all grants made on or subsequent to January 1, 2006 in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the associated service period of the award.

Prior to the adoption of SFAS 123(R), we accounted for our employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), as amended by Financial Accounting Standards Board Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” and followed adopt the disclosure-only provisions as permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB Opinion No. 25, as amended by FIN 44, when the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

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

In 2004, we began granting restricted stock purchase rights, or stock awards, at an exercise price of par value ($0.001 per share), which are subject to a right of reacquisition by us at cost or for no consideration. In 2006, we began granting performance shares, which constitute a right to receive shares of our common stock at a later date in the event that specified vesting milestones are achieved. We sometimes refer to restricted stock purchase rights and performance shares generically as stock awards. We measure the fair value of the stock awards based upon the fair market value of our common stock on the dates of grant and recognize any resulting compensation expense ratably over the associated service period, which is generally the vesting term of the stock awards. We recognize these compensation costs net of a forfeiture rate, if applicable, and recognize the compensation costs for only those shares expected to vest. We typically estimate forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Income

The following table shows selected consolidated statement of income data expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	57.8%	55.3%	51.2%

Gross profit	42.2%	44.7%	48.8%
Operating expenses:
Research and development	10.1%	15.7%	14.7%
Sales and marketing	7.6%	11.5%	12.7%
General and administrative	12.5%	12.6%	12.7%
Acquired in-process research and development	0.0%	0.0%	3.6%
Amortization of acquisition-related intangible assets	4.5%	2.9%	2.5%
Restructuring	0.0%	0.1%	(0.2)%
Impairment of investment	2.1%	0.0%	2.5%

Total operating expenses	36.8%	42.8%	48.5%

Income from operations	5.4%	1.9%	0.3%
Interest and other income (expense), net	0.1%	0.3%	0.4%
Provision for (benefit from) income taxes	(0.1)%	0.0%	0.2%

Net income	5.6%	2.2%	0.5%

Comparisons of 2006 to 2005 and 2005 to 2004

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Direct (1)	93.0%	90.0%	87.0%
Distribution (2)	7.0%	10.0%	13.0%

Total	100.0%	100.0%	100.0%

United States	41.0%	25.0%	24.0%
Asia	47.0%	54.0%	44.0%
Europe	9.0%	17.0%	28.0%
Other	3.0%	4.0%	4.0%

Total	100.0%	100.0%	100.0%

(1)	Net revenues from sales to distributors in which rights of return and price adjustment programs are not applicable are included in net revenues attributable to our direct channel.

(2)	Net revenues from sales to distributors under distribution arrangements in which rights of return and price adjustment programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $136.6 million in 2006 from $64.2 million in 2005. The increase was primarily attributable to $42.4 million of revenue generated from sales of PDI products in 2006, subsequent to the closing of our PDI acquisition on April 3, 2006. In addition, sales of Micro Linear products totaled $1.8 million in 2006, subsequent to the closing of our Micro Linear acquisition on October 31, 2006. We also experienced an increase in shipments within our SMDI segment, as sales of our mobile wireless and wireless access and broadband products increased during 2006 compared to 2005. The increase in sales of our mobile wireless products was driven primarily by the installation and enhancement of new and existing wireless networks. Sales to our wireless access customers increased as a result of the initial deployment of WiMAX networks and continued strong sales of our WiFi products. Sales of broadband and consumer products increased driven by increased demand for our satellite radio antenna and VOIP products.

Sales into Asia increased significantly in absolute dollars primarily as a result of our OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. Also contributing to the increase in sales to Asia was an increase in sales to Chinese OEM customers from both the SMDI and PDI segments. Sales into Asia as a percentage of net revenues decreased primarily as a result of the impact of PDI sales, as the majority of its sales were to customers located in the United States.

The decrease in distribution net revenues on a percentage basis was primarily attributable to the sales contributed by our new PDI segment, which were predominantly direct sales and the significant net revenues from our direct sales of our broadband and satellite radio antenna products.

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

Cost of Revenues

Cost of revenues increased to $78.9 million in 2006 from $35.5 million in 2005. The increase was primarily the result of $30.6 million of additional costs associated with sales of our PDI products, of which $2.3 million related to an increase in inventory valuation from acquisition. Additional costs associated with sales of our Micro

Linear products totaled $1.5 million, of which $471,000 related to an increase in inventory valuation from acquisition. Within our SMDI segment, cost of revenues increased primarily as a result of additional costs associated with our higher sales volume and a higher proportion of our net revenues being attributable to our broadband consumer products in general, and our satellite antenna products in particular, which typically carry a higher cost-of-sales percentage than our other products. Also, stock-based compensation expense included in cost of revenues totaled $584,000 in 2006 compared to $29,000 in 2005. Sales of previously written-down inventories in 2006 represented less than 1% of total cost of revenues in 2006. Operations personnel increased at December 31, 2006 to 590, of which 462 represented PDI segment employees, from 125 at December 31, 2005.

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

Gross Profit and Gross Margin

Gross profit increased to $57.7 million in 2006 from $28.7 million in 2005. The 2006 gross profit totaled $45.9 million for the SMDI segment and $11.8 million for the PDI segment. Gross margin decreased to 42% in 2006 from 45% in 2005. This decrease was primarily due to the net revenue contribution from PDI, as PDI products typically yield lower gross margins than the average for SMDI segment products. In addition, we incurred $2.8 million related to an increase in inventory valuation from acquisitions in 2006, which negatively impacted our gross margin and gross profit. The decrease was also driven by increased sales of our broadband and satellite antenna products, which also generally result in a lower gross margin than sales of our other SMDI segment products. This decrease in gross margin was partially offset by an increase in volume, which enabled us to absorb more manufacturing overhead, manufacture our products more efficiently and procure raw material inventories at lower prices.

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

Operating Expenses

The following table sets forth information pertaining to our total stock-based compensation expense (for both SMDI and PDI segment employees) related to stock options and stock awards recorded in research and development, sales and marketing and general and administrative expenses (in thousands):

	Year Ended December 31,
	2006	2005
Research and development	$1,046	$21
Sales and marketing	918	31
General and administrative	2,352	109

Total	$4,316	$161

Research and Development. Research and development expenses increased to $13.8 million in 2006 from $10.1 million in 2005. This increase was primarily attributable to $1.9 million of additional costs associated with PDI segment research and development activities and personnel and $1.0 million of additional costs associated with Micro Linear related research and development activities and personnel. The increase was also attributable to the increases in stock-based compensation expense noted in the table above and costs of $443,000 associated with incentive bonus payments to SMDI research and development personnel based upon the achievement of board-approved performance objectives in the first half of 2006. These increases were partially offset by lower costs associated with purchases of engineering materials of $236,000 and reduced depreciation, which decreased by approximately $516,000, as a result of certain property and equipment used in research and development activities becoming fully depreciated in the second half of 2006.

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

Research and development personnel totaled 118 at December 31, 2006, of which 36 represented PDI segment employees and 33 represented employees added in the Micro Linear acquisition. Research and development personnel totaled 60 at December 31, 2005.

Sales and Marketing. Sales and marketing expenses increased to $10.4 million in 2006 from $7.4 million in 2005. This increase was primarily attributable to $1.4 million of additional costs associated with our PDI segment sales and marketing activities and personnel and $295,000 of additional costs associated with Micro Linear related sales and marketing activities and personnel. The increase was also attributable to the increase in stock-based compensation expense noted in the table above, and costs of $259,000 associated with incentive bonus payments to SMDI sales and marketing personnel based upon the achievement of board-approved performance objectives in the first half of 2006. Other contributory factors included higher salaries and salary related expenses for SMDI segment employees in 2006 compared to 2005, which was partially offset by lower costs associated with depreciation, as a result of certain property and equipment used in sales and marketing activities becoming fully depreciated in the second half of 2006.

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

Sales and marketing and applications engineering personnel totaled 61 at December 31, 2006, of which 16 represented PDI segment employees and 2 represented employees added in the Micro Linear acquisition. Sales and marketing and applications engineering personnel totaled 37 at December 31, 2005.

General and Administrative. General and administrative expenses increased to $17.1 million in 2006 from $8.1 million in 2005. This increase was primarily attributable to $5.2 million of additional costs associated with our PDI segment general and administrative activities and personnel and $281,000 of additional costs associated with Micro Linear related general and administrative activities and personnel. The increase was also attributable to the increase in stock-based compensation expense noted in the table above, and costs of $565,000 associated with incentive bonus payments to SMDI general and administrative personnel based upon the achievement of board-approved performance objectives in the first half of 2006. Other contributory factors included additional costs of $364,000 associated with professional fees and public company expenses, higher facility costs, travel costs and severance costs in 2006 compared to 2005.

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

General and administrative personnel totaled 94 at December 31, 2006, of which 53 represented PDI segment employees and 10 represented employees added in the Micro Linear acquisition. General and administrative personnel totaled 30 at December 31, 2005.

In-Process Research and Development (IPR&D). In the fourth quarter of 2004, we recorded IPR&D charges of $2.2 million in connection with the acquisition of ISG. Projects that qualify as IPR&D are those that have not yet reached technological feasibility and for which no alternative future use exists.

Amortization of Acquisition-Related Intangible Assets. We recorded amortization of $6.2 million in 2006, $1.8 million in 2005 and $1.5 million in 2004 related to our acquired intangible assets. See our disclosure under Note 5: “Amortizable Acquisition-Related Intangible Assets” in our Notes to Consolidated Financial Statements set forth below for more information pertaining to the amortization of acquisition-related intangible assets.

Restructuring. In 2005, the Company recorded $56,000 to restructuring, which related to exiting of one of the Company’s facilities, partially offset by proceeds received from subleasing a portion of one of the Company’s previously exited facilities. All of the activities related to the Company’s prior restructurings have been completed.

In the third quarter of 2004, we entered into a sublease for a portion of one of our exited facilities. At that time we expected to receive net proceeds of $98,000 from our sublessee over the remaining term of the lease, which expired in June 2006. Accordingly, we reduced our accrued restructuring liability in the third quarter of 2004 by $98,000. This restructuring liability adjustment was recorded through the same statement of income line item that was used when the liability was initially recorded, or “Restructuring.”

Impairment of investment. During the third quarter of 2006 we wrote down our investment in Global Communication Semiconductors, Inc. (GCS) by approximately $2.9 million. This write down resulted from our regular evaluation process to determine if factors have arisen that would indicate that an other-than-temporary decline in the carrying value of this investment has occurred.

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

In the fourth quarter of 2004 we also concluded that there were indicators of an other than temporary impairment of our investment in GCS and wrote down the value of our investment in GCS by $1.5 million. See our “Critical Accounting Policies and Estimates” section of this MD&A and our Notes to Consolidated Financial Statements for more information pertaining to our investment in GCS.

Interest Expense. Interest expense includes expense from capital lease financing obligations and other miscellaneous items. We had interest expense of $288,000 in 2006 compared to $4,000 in 2005. The increase is attributable to interest expense associated with capital lease obligations assumed in connection with the PDI acquisition and interest expense on the notes payable to the former shareholders of PDI.

Interest and Other Income, Net. Interest and other income, net, includes income from our cash and available-for-sale securities, foreign currency transaction remeasurement gains and losses and other miscellaneous items. We had net interest and other income of $392,000 in 2006 compared to $200,000 in 2005. The increase in net interest and other income in 2006 compared to 2005 was primarily attributable to an increase in interest income in 2006 due to higher average interest rates and cash and investment balances and non-recurring costs incurred in 2005 related to a legal dispute settlement. Partially offsetting this increase were foreign currency transaction losses of $368,000.

We had net interest and other income of $200,000 in 2005 compared to $243,000 in 2004. The decrease in net interest and other income in 2005 compared to 2004 is primarily the result of the Company settling a legal dispute, which resulted in settlement and related costs of approximately $202,000.

Provision for (Benefit from) Income Taxes. We recorded a tax benefit in 2006 of $107,000. The income tax benefit represents the net Non U.S. current and deferred income tax benefits reduced by the current U.S. income tax expense. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of the change in valuation allowance, miscellaneous non-deductible items, tax credits and non U.S. taxes.

We recorded a tax benefit in 2005 of $6,000. The income tax benefit represents income taxes on the earnings of certain Non U.S. subsidiaries reduced by the reversal of previously provided federal and state minimum taxes accrued in prior periods no longer needed. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of state and Non U.S. taxes including other miscellaneous non-deductible items offset by the utilization of federal net operating losses and previously provided income taxes no longer needed.

We recorded a $135,000 tax provision in 2004. The income tax provision represents federal and state minimum taxes and income taxes on the earnings of certain Non U.S. subsidiaries. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of state and Non U.S. taxes including other miscellaneous non-deductible items offset by the utilization of federal net operating losses.

Liquidity and Capital Resources

We have financed our operations primarily through the private sale in 1999 of mandatorily redeemable convertible preferred stock (which was subsequently converted to common stock) and from the net proceeds of approximately $49.8 million received upon completion of our initial public offering in May 2000. In addition, we generated cash flows from operations of $16.3 million in 2006 and $7.3 million in 2005. As of December 31, 2006, we had cash and cash equivalents of $24.8 million and short-term investments of $19,000. At December 31, 2006, our working capital approximated $50.3 million. We have $3.5 million in short-term debt at December 31, 2006 consisting of a $3.0 million note payable issued in connection with the acquisition of PDI and $517,000 of capital lease obligations. We have $531,000 of long-term debt at December 31, 2006 consisting of capital lease obligations.

Net cash used in, provided by operating activities

Operating activities provided cash of $16.3 million in 2006, $7.3 million in 2005 and $4.9 million in 2004. In 2006, the primary sources of cash were $7.6 million of net income, as adjusted for non-cash charges of $11.3 million for depreciation and amortization, $4.9 million for stock-based compensation expenses, $2.9 million for the impairment of our investment in GCS, and other changes in operating assets and liabilities.

Our accounts receivable were $10.4 million higher at the end of 2006 compared to the end of 2005. The increase in accounts receivable was primarily attributable to the operations of PDI and Micro Linear added by acquisition in 2006, as well as an increase in sales within our SMDI segment. Our days sales outstanding, or DSOs, were 55 days in each of the fourth quarters of 2006 and 2005.

Our accounts receivable were $888,000 higher at the end of 2005 compared to the end of 2004. The increase in accounts receivable was primarily attributable to the increase in sales in the fourth quarter of 2005 to $19.5 million from $15.1 million in fourth quarter of 2004.

Inventories increased to $27.0 million at the end of 2006 compared to $9.0 million at the end of 2005. The increase in inventories was primarily attributable to the inventory acquired in 2006 from, and subsequent operations, of PDI and Micro Linear. In addition, inventories increased as a result of our building safety stock of selected products to support our first quarter of 2007 customer requirements and in anticipation of our expected transition of the majority of our Broomfield, Colorado manufacturing operations to our Shanghai facility in 2007. Our inventory turns were approximately 3.1 in the fourth quarter of 2006 compared to 4.8 in the fourth quarter of 2005.

Inventories increased to $9.0 million at December 31, 2005 from $8.5 million at December 31, 2004. The increase was primarily attributable to a build in inventory in order to support our increased level of sales as we exited 2005 and based upon our projected first quarter of 2006 shipments.

Accounts payable increased to $9.4 million at the end of the fourth quarter of 2006 from $4.9 million at the end of 2005. The increase in accounts payable was primarily attributable to the operations of PDI and Micro Linear as well as increased purchasing activity in our SMDI segment.

Net cash used in investing activities

Cash used in investing activities in 2006 totaled $8.4 million and was for the purchase of PDI ($14.0 million), payment of a note payable issued in connection with the PDI acquisition ($3.0 million), purchases of capital equipment ($6.5 million), and the pay-out of ISG contingent consideration ($1.2 million), as partially offset by the net cash received for the purchase of Micro Linear ($6.5 million) and sales of available-for-sale securities, net ($9.8 million).

Cash used in investing activities totaled $327,000 in 2005 and $11.5 million in 2004. The use of cash in investing activities in 2005 was for purchases of capital equipment ($1.3 million), partially offset by sales of available-for-sale securities, net. The primary use of cash in investing activities in 2004 was for the purchase of ISG ($6.7 million), purchases of capital equipment ($2.8 million) and the purchase of available-for-sale securities, net ($2.0 million).

As a result of an earn-out related to our acquisition of ISG at the end of 2004, additional cash consideration may become due and payable based on achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of such payments was earned in 2005 and paid in the second quarter of 2006. The amount paid totaled $1.15 million. Additional payments of up to $3.0 million each may be paid in 2007 and 2008 based on achievement of objectives. As of December 31, 2006, the Company determined it to be probable that at least $2.9 million related to the 2006 earn-out period would be paid. Accordingly, the Company has accrued for the expected payment of this portion of the potential earn-out on its consolidated balance sheet in “Other accrued liabilities” and correspondingly increased goodwill by $2.9 million. The earn-out related to the year ended December 31, 2006 is expected to be paid in the second quarter of 2007.

The capital expenditures of $6.5 million in 2006 referred to above primarily related to additional manufacturing equipment for our Broomfield, Colorado, Nuremberg, Germany and Shanghai, China manufacturing facilities, leasehold improvements related to our new Shanghai, China facility that we began occupying in 2007 and mask set purchases related to the production releases of a number of new products in 2006. The capital expenditures of $1.3 million in 2005 primarily related to additional automation equipment for our Broomfield, Colorado manufacturing facility and mask set purchases related to the production releases of a number of new products in 2005. We expect that our capital expenditures for 2007 will increase from 2006 as we transition the majority of our Broomfield, Colorado manufacturing operations to Shanghai China, and continue to invest in manufacturing equipment and production mask sets in support of our broader product portfolio following the 2006 acquisitions of PDI and Micro Linear.

Cash provided by financing activities

Cash provided by financing activities totaled $4.3 million in 2006 as compared to $1.8 million in 2005 and $1.6 million in 2004. The major financing inflow of cash in each year related to proceeds from the exercise of options by employees under employee stock plans.

On April 3, 2006, we completed our acquisition of PDI for 7,000,000 shares of Sirenza common stock, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year. We paid the $14.0 million in cash in the second quarter of 2006. We pre-paid $3.0 million of the $6.0 million in promissory notes described above in November of 2006, as we had sufficient cash on hand available and doing so would allow it to reduce further interest expense. We expect to pay the remaining $3.0 million promissory note from our current cash and investments and cash generated from our future operations.

Sirenza currently estimates that it will incur total costs of approximately $7.5 million to $8.5 million in 2007 in connection with its planned Broomfield to Shanghai manufacturing transition. This estimate includes approximately $4.0 to $5.0 million in estimated capital expenditures for new equipment to support the manufacturing transition, with the remainder of the estimate being attributable to anticipated additional personnel, recruiting, travel and facility improvement costs, additional lease expense and potential lease termination expense, and one-time severance payments and retention incentives. These estimated costs are expected to result in future cash expenditures. The actual costs associated with the manufacturing transition may vary materially from these estimates.

Based on current macro-economic conditions and conditions in the commercial communications, consumer and A&D equipment markets, our current company structure and our current outlook for 2007, we expect that we will be able to fund our working capital and capital expenditure needs from cash on hand and cash generated from operations for at least the next 12 months. Other sources of liquidity that may be available to us are the leasing of capital equipment, commercial lines of credit at a commercial bank, or sales of our securities.

Contractual Obligations

As of December 31, 2006, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$3,785	$1,438	$1,391	$850	$106
Capital lease commitments	$1,152	$593	$559	$—	$—
Additional consideration related to the acquisition of ISG Broadband, Inc.	$2,894	$2,894	$—	$—	$—
Unconditional purchase obligations	$1,779	$1,779	$—	$—	$—
Promissory note due to shareholder of PDI	$3,000	$3,000	$—	$—	$—

Total	$12,610	$9,704	$1,950	$850	$106

Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. We include in purchase commitments contractual obligations we have with our vendors who supply us with our wafer requirements for IC-based products. Because the wafers we purchase are unique to these suppliers and involve significant expense, our agreements with these suppliers often prohibit cancellation subsequent to the production release of the products in our suppliers’ manufacturing facilities, regardless of whether our end customers cancel orders with us or our requirements are reduced. Purchase orders or contracts for the purchase of raw materials, other than wafer requirements for IC-based products, and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within short time horizons. Except for wafers for our IC-based products, we do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

The total indicated in the table above includes $2.9 million of additional cash consideration that as of December 31, 2006 we estimate will become due and payable in 2007 in connection with our acquisition of ISG. However, this amount may vary and up to an additional $3.0 million may be payable in 2008 based on the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007.

We expect to fund these contractual obligations with cash and cash equivalents and short-term investments on hand, cash flows from operations and proceeds received from employee stock plans. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different.

Off-Balance-Sheet Arrangements

As of December 31, 2006 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on our balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year-end. The adoption of this statement did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2008. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As required, we will adopt FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. At this time we are evaluating the impact of the adoption of this standard.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of our balance sheet and statement of income and our related financial statement disclosures. SAB 108 was effective for fiscal years ended after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate and interest rate risk that could impact our financial position and results of operations. To mitigate some of these risks, we have utilized currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We place our cash equivalents, short-term investments and restricted cash with high-credit-quality financial institutions, investing primarily in money market accounts and federal agency related securities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, a one percent increase or decrease in interest rates would increase or decrease our annual interest income by approximately $249,000, based on our cash and available-for-sale investments balance at December 31, 2006.

Foreign Currency Exchange Rate Risk

As a result of the acquisition of PDI, we now conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Our subsidiaries in Germany and China use the local currency as their functional currency, as the majority of their purchases are transacted in the local currency. However, revenue for these foreign subsidiaries is invoiced and collected in both the local currency and in U.S. dollars, typically depending on the preference of the customer. Although we did not have any derivative financial instruments outstanding as of December 31, 2006, to hedge against the risk of Euro to U.S. dollar exchange rate fluctuations, our German subsidiary has in the past contracted with a financial institution to sell U.S. dollars and buy Euros at fixed exchange rates at specific dates in the future. We continue to evaluate strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, although we cannot ensure that we will not recognize gains or losses from international transactions. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect our operating results.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s evaluation did not include assessing the effectiveness of internal control over financial reporting at Premier Devices Inc., (PDI) which was acquired on April 3, 2006. Total revenue of PDI included in our consolidated results of operations for the year ended December 31, 2006 was $42.4 million, or 31% of consolidated revenue. The net loss of PDI, including amortization of acquisition-related intangible assets and inventory step-up, included in our consolidated results of operations for the year ended December 31, 2006 was $928,000. The assets and net assets of PDI at December 31, 2006 were approximately $109.5 million and $87.1 million, respectively.

Management’s evaluation did not include assessing the effectiveness of internal control over financial reporting at Micro Linear Corporation, (Micro Linear) which was acquired on October 31, 2006. Total revenue of Micro Linear included in our consolidated results of operations for the year ended December 31, 2006 was $1.8 million, or 1% of consolidated revenue. The net loss of Micro Linear, including amortization of acquisition-related intangible assets and inventory step-up, included in our consolidated results of operations for the year ended December 31, 2006 was $2.5 million. The assets and net assets of Micro Linear at December 31, 2006 were approximately $46.4 million and $44.3 million, respectively.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included on page 55 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sirenza Microdevices, Inc.

We have audited the accompanying consolidated balance sheets of Sirenza Microdevices, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index as Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirenza Microdevices, Inc. at December 31, 2006 and 2005, and the consolidated results of its income and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Sirenza Microdevices, Inc. changed its method of accounting for stock-based compensation in accordance with Statement of Financial Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sirenza Microdevices, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sirenza Microdevices, Inc.

We have audited management’s assessment, included in Item 8. in Management’s Report on Internal Control Over Financial Reporting, that Sirenza Microdevices, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sirenza Microdevices, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in Item. 8 in Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Premier Devices, Inc. and Micro Linear Corporation, which are included in the 2006 consolidated financial statements of Sirenza Microdevices, Inc. and constituted $109.5 million and $46.4 million, and $87.1 million and $44.3 million of total and net assets, respectively, as of December 31, 2006 and $42.4 million and $1.8 million, and ($928,000) and ($2.5) million of revenues and net losses, respectively, for the year then ended. Our audit of internal control over financial reporting of Sirenza Microdevices, Inc. also did not include an evaluation of the internal control over financial reporting of Premier Devices Inc. and Micro Linear Corporation.

In our opinion, management’s assessment that Sirenza Microdevices, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sirenza Microdevices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirenza Microdevices, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Sirenza Microdevices, Inc. and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Denver, Colorado

March 14, 2007

SIRENZA MICRODEVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,847	$11,266
Short-term investments	19	6,979
Accounts receivable, net	22,227	11,856
Inventories	27,045	8,961
Other current assets	3,446	1,338

Total current assets	77,584	40,400
Property and equipment, net	15,345	6,013
Investment	215	3,065
Other non-current assets	1,505	1,515
Acquisition-related intangibles, net	57,081	5,083
Goodwill	59,862	6,413

Total assets	$211,592	$62,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,389	$4,944
Income taxes payable	3,232	55
Accrued compensation and other expenses	6,716	4,822
Other accrued liabilities	2,894	586
Deferred margin on distributor inventory	1,529	950
Note payable	3,000	—
Capital lease obligations, current portion	517	—

Total current liabilities	27,277	11,357
Capital lease obligations, long-term portion	531	—
Deferred tax and other liabilities, non-current	10,101	391
Accrued pension	2,962	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—5,000,000 at December 31, 2006 and 2005
Issued and outstanding shares—none at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value:
Authorized shares—200,000,000 at December 31, 2006 and 2005
Issued and outstanding shares—51,281,641 and 36,551,690 at December 31, 2006 and 2005	52	37
Additional paid-in capital	246,173	138,660
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive income (loss)	4,792	(65)
Accumulated deficit	(80,131)	(87,726)

Total stockholders’ equity	170,721	50,741

Total liabilities and stockholders’ equity	$211,592	$62,489

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net revenues	$136,578	$64,178	$61,256
Cost revenues	78,881	35,522	31,375

Gross profit	57,697	28,656	29,881
Operating expenses:
Research and development	13,776	10,104	8,963

Sales and marketing	10,377	7,372	7,779

General and administrative	17,078	8,096	7,795

Acquired in-process research and development	—	—	2,180
Amortization of acquisition-related intangible assets and other	6,232	1,838	1,541
Restructuring	—	56	(98)
Impairment of investment	2,850	—	1,535

Total operating expenses	50,313	27,466	29,695

Income from operations	7,384	1,190	186
Interest expense	288	4	14
Interest and other income , net	392	200	243

Income before income taxes	7,488	1,386	415
Provision for (benefit from) income taxes	(107)	(6)	135

Net income	$7,595	$1,392	$280

Basic net income per share	$0.17	$0.04	$0.01

Diluted net income per share	$0.17	$0.04	$0.01

Shares used to compute basic net income per share	43,652	35,828	34,593

Shares used to compute diluted net income per share	45,583	37,803	37,448

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	34,110,226	$34	$134,540	$(3)	$—	$(89,398)	$45,173
Components of comprehensive income:
Net income	—	—	—	—	—	280	280
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(53)	—	(53)

Total comprehensive income							227
Amortization of deferred stock compensation	—	—	—	3	—	—	3
Common stock issued under employee stock plans	1,290,230	1	1,683	—	—	—	1,684
Stock-based compensation	—	—	191	—	—	—	191

Balance at December 31, 2004	35,400,456	35	136,414	—	(53)	(89,118)	47,278
Components of comprehensive income:
Net income	—	—	—	—	—	1,392	1,392
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(12)	—	(12)

Total comprehensive income							1,380
Common stock issued under employee stock plans, net of tax benefit of $22	1,151,234	2	1,895	—	—	—	1,897
Stock-based compensation	—	—	186	—	—	—	186

Balance at December 31, 2005	36,551,690	37	138,495	—	(65)	(87,726)	50,741
Components of comprehensive income:
Net income						7,595	7,595
Change in unrealized gain on available-for-sale investments, net of tax					65		65
Change in pension liability experience					(52)		(52)
Change in cumulative translation adjustment					4,844		4,844

Total comprehensive income							12,452
Shares issued in connection with acquisitions	11,946,865	12	97,878				97,890
Common stock issued under employee stock plans, net of tax benefit of $0	2,783,086	3	4,675				4,678
Stock-based compensation	—	—	4,960	—	—	—	4,960

Balance at December 31, 2006	51,281,641	$52	$246,008	$—	$4,792	$(80,131)	$170,721

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$7,595	$1,392	$280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,318	5,870	5,836
Acquired in-process research and development	—	—	2,180
Impairment of investment	2,850	—	1,535
Stock-based compensation	4,900	186	191
Deferred taxes	(1,987)	—	—
Other	28	38	32
Changes in operating assets and liabilities:
Accounts receivable	(2,514)	(888)	(1,592)
Inventories	(3,189)	(274)	(1,420)
Other assets	(206)	(198)	414
Accounts payable	(4,252)	1,860	(1,669)
Income taxes payable	1,637	—	—
Accrued compensation and other expenses	(595)	(72)	(273)
Accrued pension	165	—	—
Accrued restructuring	—	(461)	(679)
Deferred margin on distributor inventory	579	(119)	27

Net cash provided by operating activities	16,329	7,334	4,862
Investing Activities
Purchases of available-for-sale securities	(1,450)	(15,091)	(32,500)
Proceeds from sales/maturities of available-for-sale securities	11,213	16,100	30,461
Purchases of property and equipment	(6,456)	(1,336)	(2,755)
Payment of ISG contingent consideration	(1,150)	—	—
Purchase of PDI, net of cash received	(14,011)	—	—
Payment of note payable issued in connection with PDI acquisition	(3,000)	—	—
Purchase of Micro Linear, net of cash received and acquisition costs accrued	6,479	—	—
Purchase of ISG, net of cash received and acquisition costs accrued	—	—	(6,715)

Net cash used in investing activities	(8,375)	(327)	(11,509)
Financing Activities
Principal payments on capital lease obligations	(363)	(56)	(65)
Proceeds from employee stock plans	4,678	1,875	1,684

Net cash provided by financing activities	4,315	1,819	1,619
Effect of exchange rate changes on cash	1,312
Increase/(decrease) in cash and cash equivalents	13,581	8,826	(5,028)
Cash and cash equivalents at beginning of period	11,266	2,440	7,468

Cash and cash equivalents at end of period	$24,847	$11,266	$2,440

Supplemental disclosures of cash flow information
Cash paid for interest	$287	$4	$14
Cash recovered (paid) for income taxes	$(85)	$45	$—
Supplemental disclosures of non-cash investing and financing activities
Non-cash adjustments to goodwill	$2,894	$782	$—
Capitalized and accrued PDI acquisition costs	$—	$589	$—
Reclassification of property and equipment and other	$—	$455	$—
Cost and accumulated depreciation of property and equipment disposed of	$241	$—	$90
Equipment acquired under capital lease	$614	$—	$—

See accompanying notes.

SIRENZA MICRODEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

The Company, which is incorporated in Delaware, is a leading designer and supplier of high performance radio frequency (RF) components for the commercial communications, consumer, and aerospace and defense (A&D) equipment markets. The Company’s products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. The Company sells its products worldwide through a direct sales channel and a distribution sales channel. A substantial portion of the Company’s direct sales and sales through its distributors are to international customers. The Company manufactures its products in its manufacturing facilities in the United States, Germany and China. For the significant majority of the Company’s IC products, it outsources wafer manufacturing and packaging and then perform final testing and tape and reel assembly. The Company manufactures, assembles and tests most of its MCMs and currently outsources a portion of its manufacturing and testing functions to foreign subcontractors.

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

The Company has designated the local currency as the functional currency for its foreign wholly owned subsidiaries in Germany and China. These subsidiaries primarily expend cash in their local respective currencies and generate cash in both the local currency and U.S. dollars. The assets and liabilities, excluding inter-company accounts, of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated at the average monthly exchange rate. Translation adjustments are recorded in accumulated other comprehensive income (loss).

Transaction gains and losses resulting from the process of remeasurement are included in net earnings. Transaction losses of approximately $368,000 were included in “Interest and other income, net” on the Company’s consolidated statement of income for the year ended December 31, 2006. Transactions gains or losses were not material for any other period presented.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. The accounting estimates that require management’s most significant and subjective judgments include the recognition of the fair value of assets acquired and liabilities assumed in business combinations, the valuation of non-marketable equity securities, goodwill and long-lived assets; the recognition and measurement of current and deferred income tax assets and liabilities; the valuation of inventory and the valuation and recognition of share-based compensation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

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

The Company recognizes revenues on sales to distributors under agreements providing for rights of return and price protection at the time its products are sold by the distributors to third party customers. The Company defers both the sale and related cost of sale on any product that has not been sold to an end customer. The Company records the deferral of the sale on any unsold inventory products at its distributors as a liability and records the deferral of the related cost of sale as a contra liability, the net of which is presented on the Company’s balance sheet as “Deferred margin on distributor inventory.”

Advertising Expenses

The Company expenses its advertising costs in the period in which they are incurred. Advertising expense was $177,000 in 2006, $207,000 in 2005 and $222,000 in 2004.

Shipping and Handling

Costs related to the shipping and handling of the Company’s products are included in cost of sales for all periods presented.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Cash, Cash Equivalents and Short-term Investments

The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company’s cash and cash equivalents consist primarily of bank deposits, federal agency related securities and money market funds issued or managed by financial institutions in the United States, Germany and China. Fair values of cash equivalents approximate cost due to the short period of time to maturity.

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

Available-for-sale investments at December 31, 2006 and 2005 were as follows (in thousands):

	December 31, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$24,943	$24,943	$7,251	$—	$7,251
Federal agency and related securities	619	619	11,641	(65)	11,576

	$25,562	$25,562	$18,892	$(65)	$18,827

Amount included in cash equivalents	$24,313	$24,313	$11,047	$1	$11,048
Amount included in short-term investments	19	19	7,045	(66)	6,979
Amount included in restricted cash	1,230	1,230	800	—	800

	$25,562	$25,562	$18,892	$(65)	$18,827

All of the Company’s investments in available-for-sale debt securities as of December 31, 2006 and 2005 are due within one year or less.

Derivative Financial Instruments

The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the consolidated financial statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Germany and China use the local currency as their functional currency as the majority of their purchases are transacted in the local currency. However, revenue for these foreign subsidiaries is invoiced and collected in both the local currency and in U.S. dollars, typically depending on the preference of the customer. In 2006, to hedge against the risk of Euro to U.S. dollar exchange rate fluctuations, the Company’s German subsidiary had contracted with a financial institution to sell U.S. dollars and buy Euros at fixed exchange rates at specific dates in the future. While the Company continues to evaluate strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, it cannot ensure that it will not recognize gains or losses from international transactions. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect the Company’s operating results.

As of December 31, 2006, the Company did not have any outstanding derivative financial instruments as all of its foreign currency forward purchase contracts expired. The Company elected not to classify the hedge for hedge accounting treatment and as a result all gains and losses were recognized in earnings. Foreign currency forward contract gains approximated $329,000 in 2006.

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

Accounts receivable are primarily derived from revenue earned from customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Due to the Company’s credit evaluation and collection process, bad debt expenses have not been significant; however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers may cause the Company to adjust its estimate of the recoverability of receivables and could have a material adverse effect on the Company’s results of operations. At December 31, 2006, one customer with operations in China accounted for 15% of gross accounts receivable and another customer with worldwide operations accounted for 10% of gross accounts receivable. At December 31, 2005 two customers with worldwide operations accounted for 14% and 13% of gross accounts receivable, respectively. Fair values of accounts receivable approximate cost due to the short period of time to collection.

A relatively small number of customers account for a significant percentage of the Company’s net revenues. For the year ended December 31, 2006, one customer accounted for approximately 16% of net revenues. For the year ended December 31, 2005, two customers accounted for approximately 13% and 11% of net revenues, respectively. For the year ended December 31, 2004, four customers accounted for approximately 17%, 14%, 13% and 11% of net revenues, respectively. Additionally, for the years ended December 31, 2006, 2005, and 2004, the Company’s top ten customers accounted for approximately 64%, 70%, and 79% of net revenues, respectively. The Company expects that the sale of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future.

Currently, the Company relies on a limited number of suppliers of materials and labor for a portion of its product inventory but is pursuing alternative suppliers. In addition, the Company relies on one manufacturing partner to produce all of its satellite radio antennae and a significant majority of its broadband products. As a result, should the Company’s current suppliers or manufacturing partner not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

Concentrations of Other Risks

The Company’s results of operations are affected by a wide variety of factors, including but not limited to, lower than expected demand for the Company’s products, slower than expected build-out of worldwide communications infrastructure, overall general economic or communications market conditions, conditions in the commercial communications, consumer or A&D markets or any portion thereof, exertion of downward pressure on the pricing of the Company’s components, risks of operating in foreign locations, the Company’s ability to successfully develop new product designs targeted to the market’s demand and in time to meet that demand, the Company’s reliance on third parties for outsourced manufacturing, packaging and test services and supply, the ability to manufacture reliable, high-quality products efficiently, and manufacturing capacity. As a result, the Company experiences substantial period-to-period fluctuations.

Accounts Receivable

The Company’s allowance for doubtful accounts was $217,000 and $102,000 at December 31, 2006 and 2005, respectively.

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

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	December 31,
	2006	2005
Raw materials	$14,483	$3,740
Work-in-process	4,456	1,422
Finished goods	8,106	3,799

	$27,045	$8,961

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the following estimated useful lives: machinery and equipment, 2—8 years; computer equipment and software, 2—5 years; furniture and fixtures, 3—9 years; vehicles, 3 – 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. Our facility lease in Broomfield, Colorado expires in 2008 and provides the Company with an option to extend the lease for an additional five years through 2013. We are amortizing our Broomfield, Colorado leasehold improvements over the initial term of the lease, which is scheduled to conclude in 2008.

Property and equipment are as follows (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$30,668	$19,058
Computer equipment and software	3,854	2,701
Furniture and fixtures	1,889	1,111
Vehicles	149	47
Leasehold improvements	5,480	3,651

Total	42,040	26,568
Less accumulated depreciation and amortization	26,695	20,555

	$15,345	$6,013

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

The Company conducted its annual goodwill impairment analysis in the third quarters of 2006, 2005 and 2004 and concluded its goodwill was not impaired in any of those periods.

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

Income Taxes

The Company accounts for income taxes using the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. Due to the Company’s inability to forecast sufficient future U.S. taxable income, the Company recorded a valuation allowance to reduce the carrying value of its net U.S. deferred tax assets to zero.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and all grants made on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. The adoption of this statement did not have a material impact on Sirenza’s consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As required, the Company will adopt FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. At this time we are evaluating the impact of the adoption of this standard.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of income and the related financial statement disclosures. SAB 108 was effective for fiscal years ended after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Note 2: Stock-Based Compensation and Stockholders’ Equity

At December 31, 2006, the Company’s 1998 Stock Plan (the “1998 Plan”), disclosed below, was the only stock-based employee compensation plan impacted by the adoption of SFAS 123R. Equity awards granted under the 1998 Plan have historically consisted of stock options and more recently restricted stock purchase rights and performance shares, which we collectively refer to as stock awards. The total compensation expense related to this plan was approximately $4.9 million for the year ended December 31, 2006. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25. Accordingly, the Company did not typically recognize compensation expense for stock option grants, as it granted stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, in 2004, the Company began granting stock awards at an exercise price of par value ($0.001 per share) which are subject to a right of reacquisition by the Company at cost or for no consideration in the event that the recipient’s employment terminates without the vesting milestones having been achieved. The Company measures the fair value of the stock awards based upon the fair market value of the Company’s common stock on the dates of grant and recognizes any resulting compensation expense, net of a forfeiture rate, on a straight-line basis over the associated service period, which is generally the vesting term of the stock awards. The Company typically estimates forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

As a result of adopting SFAS 123R, the impact on the consolidated statements of income for the year ended December 31, 2006 was that income before income taxes and net income was $3.0 million lower than if the Company had continued to account for stock-based compensation under APB 25. The impact on basic and diluted earnings per share for the year ended December 31, 2006 was $0.07 per share. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Due to the availability of net operating loss carryforwards, the Company did not recognize tax benefit for the tax deduction from stock option exercises for the year ended December 31, 2006.

As discussed above, the valuation models used under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee and director options granted during 2005 and 2004 was $3.32 and $4.05 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2005 and 2004 was $0.99 and $0.93, respectively.

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

	Year Ended December 31,
(in thousands, except per share data)	2005	2004
Net income—as reported	$1,392	$280

Add: Stock-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	186	194
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(8,283)	(6,058)

Pro forma net loss	$(6,705)	$(5,584)

Net income (loss) per share:
Basic and diluted—as reported	$0.04	$0.01

Basic and diluted—pro forma	$(0.19)	$(0.16)

Note that the above pro forma disclosure is provided for the years ended December 31, 2005 and 2004 because employee stock options were not accounted for using the fair-value method during those periods.

Effective August 12, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerated vesting of certain unvested and “out-of-the-money” stock options issued on October 22, 2004 to current employees and executive officers of the company. The members of the Company’s Board of Directors, including the Company’s Chief Executive Officer, did not receive any acceleration of vesting as part of this action. As a result of the vesting acceleration, options to purchase approximately 588,000 shares of the Company’s common stock at an exercise price of $4.58 per share became immediately exercisable. These options would otherwise have vested in annual and monthly increments through 2008. The decision to accelerate unvested options was made primarily to reduce compensation expense that might be recorded in future periods under SFAS 123R. The impact of the acceleration is included in the determination of pro forma net loss for the year ended December 31, 2005 in the table above.

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

Employee Stock Purchase Plan

In February 2000, the Company’s Board of Directors and Stockholders approved and established the 2000 Employee Stock Purchase Plan (the Employee Stock Purchase Plan). The Employee Stock Purchase Plan

provides for an automatic annual increase on the first day of each of the Company’s fiscal years beginning January 1, 2001 equal to the lesser of 350,000 shares, 1% of the outstanding Common Stock on that date, or a lesser amount as determined by the Board. A total of 350,000, 350,000 and 341,102 shares were authorized for issuance under the Employee Stock Purchase Plan in 2006, 2005 and 2004, respectively, representing approximately 1% of the outstanding shares on January 1, 2006, 2005, and 2004, respectively. Under the Employee Stock Purchase Plan through November 15, 2005, eligible employees were able to purchase shares of the Company’s common stock at 85% of fair market value at specific, predetermined dates. On October 27, 2005, in response to FAS 123R, the Compensation Committee of the Board of Directors of the Company approved an amendment to the Company’s Employee Stock Purchase Plan which provided, among other things, that after November 15, 2005, the price at which employees purchase shares of Company Common Stock under the Employee Stock Purchase Plan shall be equal to 95% of the fair market value per share on the last day of each purchase period under the plan. Employees purchased 17,101 and 328,584 shares for approximately $160,000 and $789,000 in 2006 and 2005, respectively.

Stock Option Plan

In January 1998, the Company established the 1998 Stock Plan (the 1998 Plan) under which stock options may be granted to employees, directors and consultants of the Company. In 2000, the Board of Directors approved an amendment and restatement of the 1998 Plan to, among other things, provide for automatic increases on the first day of each of the Company’s fiscal years beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. A total of 1,096,550, 1,062,013, and 1,023,306 shares were authorized for issuance under the 1998 Plan in 2006, 2005, and 2004, respectively, representing 3% of the outstanding shares on January 1, 2006, 2005 and 2004, respectively. The shares may be authorized, but unissued, or reacquired Common Stock.

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

Rights to purchase restricted stock and other types of equity awards, including performance shares, may also be granted under the 1998 Plan with terms, conditions, and restrictions determined by the Board of Directors. Restricted stock purchase rights, or stock awards, are typically granted at an exercise price equal to the par value of the underlying stock ($0.001 per share) and are subject to a right of reacquisition by the Company at cost or for no consideration. This right of reacquisition then lapses over a period of time following the grant date based on continued service to the Company by the grantee, in a process similar to an option vesting. Performance shares are typically granted with no required exercise price. We sometimes generically refer to restricted stock purchase rights and performance shares as stock awards. While vesting rates for the Company’s stock awards vary, the basic vesting schedule for new employee grants is for one-third of the stock subject to the award to vest on each anniversary of the grant date, such that the award is fully-vested after 3 years. Stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Restricted stock purchase rights have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding when exercised. Performance shares do not have cash dividend or voting rights and are not considered issued and outstanding until vested and delivered to the grantee. Each one share subject to restricted stock purchase rights and performance share grants of the type described above shall be counted as two shares against the 1998 Plan available share reserve, and any later lapse, termination, forfeiture or repurchase at cost of such stock awards would also be added back to the Plan’s available share reserve at the same rate. The Company expenses the cost of the stock awards, which is deemed to be the fair market value of the shares at the date of grant, on a straight-line basis over the period during which the restrictions lapse.

The Company has not granted any stock options subsequent to the third quarter of 2005. The fair value of all previously granted stock options was estimated on the date of grant using a Black-Scholes option pricing model. The Company’s volatility computation for the years ended December 31, 2005 and 2004 was based on a historical-based volatility. The expected life computation for the years ended December 31, 2005 and 2004 was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions and weighted average fair value as follows:

	2005	2004
Weighted average fair value of grant	$3.32	$4.05
Risk-free interest rate	3.9%	3.4%
Dividend yield	0%	0%
Expected volatility	110%	121%
Expected life (in years)	5.09	4.97

A summary of stock option activity under the 1998 Plan as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	4,497,545	$2.66
Granted	—
Exercised	(1,692,863)	$2.67
Forfeited/cancelled/expired	(138,711)	$4.59

Outstanding at December 31, 2006	2,665,971	$2.55	6.28	$14,219

Exercisable at December 31, 2006	2,313,976	$2.39	6.11	$12,708

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the year ended December 31, 2006 was approximately $10.2 million. The total fair value of stock options vested and expensed was approximately $3.0 million, before and after tax, for the year ended December 31, 2006.

Stock option activity was as follows for the following fiscal years ended December 31:

	2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,571,569	$2.61	4,965,171	$1.91
Granted	204,750	$3.97	1,233,550	$4.81
Exercised	(660,000)	$1.65	(532,354)	$1.39
Forfeited or cancelled	(618,774)	$3.74	(94,973)	$1.58

Outstanding at end of year	4,497,545	$2.66	5,571,394	$2.61

Exercisable at end of year	3,232,470	$2.58	2,429,136	$2.09

Information about options outstanding was as follows at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.34	936,693	6.22	$1.34	936,693	$1.34
$1.39 – $1.50	150,429	2.98	$1.50	149,908	$1.50
$1.58	425,833	6.35	$1.58	339,047	$1.58
$1.60 – $3.24	284,286	6.25	$1.91	236,544	$1.75
$3.26 – $4.22	279,888	6.38	$3.88	174,931	$3.80
$4.41 – $4.54	32,573	7.85	$4.49	2,734	$4.47
$4.58	293,750	7.81	$4.58	293,750	$4.58
$4.63 – $7.96	251,144	6.44	$5.47	168,994	$5.57
$8.00	6,375	3.16	$8.00	6,375	$8.00
$17.75	5,000	3.91	$17.75	5,000	$17.75

$1.34 – $17.75	2,665,971	6.28	$2.55	2,313,976	$2.39

As of December 31, 2006, $940,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.83 years.

Cash received from stock option exercises for the year ended December 31, 2006 was approximately $4.5 million.

Nonvested stock awards as of December 31, 2006 and changes for the year ended December 31, 2006 were as follows:

Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	212,650	$2.71
Granted	1,188,106	$8.02
Vested	(61,134)	$6.76
Forfeitures, cancellations, and repurchases (1)	(44,334)	$7.93

Nonvested at December 31, 2006	1,295,288	$7.21

(1)	Includes 9,000 non-vested stock awards that were exercised and subsequently repurchased.

As of December 31, 2006, there was $6.7 million of unrecognized stock-based compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 2.01 years.

Total stock-based compensation expense related to stock options and stock awards under the 1998 Plan was allocated as follows:

	Year Ended December 31, 2006
	(in thousands)
	Stock Options	Stock Awards	Total
Cost of sales	$332	$252	$584
Research and development	575	471	1,046
Sales and marketing	655	263	918
General and administrative	1,419	933	2,352

Total stock-based compensation expense (1)	$2,981	$1,919	$4,900

(1)	Stock-based compensation costs capitalized into inventory of approximately $60,000 are not included in the table above.

Shares Reserved

Shares of Common Stock reserved for future issuance are as follows:

	December 31,
	2006	2005
1998 Stock Plan	3,179,349	6,251,106
2000 Employee Stock Purchase Plan	368,761	35,862

	3,548,110	6,286,968

3. Net Income Per Share

The Company computes basic net income per share by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options and employee stock awards.

The shares used in the computation of the Company’s basic and diluted net income per common share were as follows (in thousands):

	2006	2005	2004
Weighted average common shares outstanding	43,652	35,828	34,593
Dilutive effect of employee stock options and awards	1,931	1,975	2,855

Weighted average common shares outstanding, assuming dilution	45,583	37,803	37,448

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. For 2006, approximately 31,000 of the Company’s stock options were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive (1.5 million in 2005 and 455,000 in 2004). These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.

4. Business Combinations

Acquisition of Premier Devices, Inc.

On April 3, 2006 (“the closing date”), Sirenza acquired Premier Devices, Inc. (“PDI”) in exchange for 7.0 million shares of Sirenza common stock, valued at approximately $53.0 million, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing one year from the date of issuance, and approximately $2.1 million in estimated direct transaction costs for a preliminary purchase price of $75.1 million. The fair value of the Company’s common stock issued in connection with the PDI acquisition was derived using an average market price per share of Sirenza common stock of $7.58, based on the average of the closing prices for a range of trading days commencing February 2, 2006 and ending February 8, 2006 around the announcement date (February 6, 2006) of the acquisition. PDI is a designer, manufacturer and marketer of RF components headquartered in San Jose, California with manufacturing operations in Shanghai, China and Nuremberg, Germany. This acquisition expanded both the depth and breadth of Sirenza’s products by adding PDI’s CATV amplifier, module and optical receiver offerings as well as its line of passive RF components such as mixers, splitters, transformers, couplers, isolators, circulators and amplifiers. The acquisition brought Sirenza design and manufacturing capabilities in Asia and Europe, including PDI’s passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. Sirenza believes that these new product offerings and capabilities advance its strategic objective of diversifying and expanding its end markets and applications. The Company’s results of operations include the effect of the PDI acquisition from the closing date and are being reported as a separate business segment.

Sirenza, Phillip Chuanze Liao and Yeechin Shiong Liao (“the Liaos”) (the sole shareholders of PDI) and U.S. Bank National Association (the “Escrow Agent”) entered into an Escrow Agreement dated as of February 4, 2006 (the “Escrow Agreement”) which became effective at closing. Pursuant to the Escrow Agreement, upon the closing of the merger, 3.5 million of the 7.0 million shares of Sirenza common stock to be issued to the Liaos as consideration in the merger were placed in a 2-year escrow as security for their indemnification obligations pursuant to the merger agreement. In 2007, the Liaos sold the 7.0 million shares of Sirenza common stock issued in connection with the acquisition of PDI and deposited $7.2 million in the escrow. Any indemnification claims paid to Sirenza from the escrow will be paid in cash.

The aggregate purchase price is estimated to be $75.1 million as follows (in thousands):

Cash consideration and notes payable	$20,000
Sirenza common stock issued to PDI, net of estimated issuance costs	53,000
Acquisition related costs	2,100

Aggregate purchase price	$75,100

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

Acquisition of Micro Linear Corporation

On October 31, 2006, Sirenza acquired Micro Linear Corporation (“Micro Linear”) in exchange for approximately 4.9 million shares of Sirenza common stock, valued at approximately $44.9 million and approximately $1.0 million in estimated direct transaction costs for a preliminary purchase price of $45.9 million. Micro Linear is a fabless semiconductor company specializing in wireless IC solutions used in a variety of wireless applications serving global end markets. Subsequent to the acquisition, Micro Linear was included in the SMDI business segment, augmenting its existing product portfolio and expanding its expertise in integrated RF IC products for consumer applications. Micro Linear’s transceivers can be used in many streaming wireless applications such as cordless phones, PHS handsets, wireless speakers and headphones, security cameras, game controllers, cordless headsets and other personal electronic appliances. The acquisition is intended to enable Sirenza to penetrate the digital cordless phone market and PHS terminal market and strengthen Sirenza’s current participation in the digital TV (DTV) and set-top box markets. The Company’s results of operations include the effect of the Micro Linear acquisition from the date of acquisition.

Effective with the acquisition, each outstanding share of Micro Linear common stock was converted into the right to receive 0.365 of a share of Sirenza common stock. The value of the common stock issued to the stockholders of Micro Linear was derived using an average market price per share of $9.07, which represented the average of the closing prices per share for a range of trading days commencing August 11, 2006 and ending August 17, 2006 around the announcement date (August 15, 2006) of the acquisition.

The aggregate purchase price is estimated to be $45.9 million as follows (in thousands):

Estimated Sirenza common stock issued to Micro Linear, net of estimated issuance costs	$44,890
Estimated acquisition related costs	1,000

Estimated aggregate purchase price	$45,890

The acquisition of Micro Linear has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price has been prepared based on preliminary estimates of fair values.

The preliminary allocation of the purchase price is summarized below (in thousands):

Cash and cash equivalents	$6,922
Short-term investments	2,738
Accounts receivable	1,502
Inventories	2,779
Other current assets	519
Property, plant and equipment	233
Other non-current assets	17
Amortizable intangible assets:
Developed product technology	9,000
Customer relationships	6,100
Core technology	4,800
Customer backlog	180
Goodwill	15,471
Accounts payable	(3,617)
Accrued compensation and benefits	(754)

$45,890

Developed product technology consists of transceivers for digital cordless phones, PHS handsets and networking products for use in a variety of wireless applications serving global end markets that are technologically feasible. The developed product technology enabled Sirenza to penetrate the digital cordless phone market and PHS terminal market and strengthen Sirenza’s current participation in the digital TV (DTV) and set-top box markets. Sirenza is amortizing the fair value of developed product technology on a straight-line basis over a period of up to 7 years, or 84 months, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

Customer relationships represent Micro Linear’s relationships with its digital cordless phone, PHS handset and networking customers. Sirenza is amortizing the fair value of customer relationships on a straight-line basis over a period of 2.5 years, or 30 months, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

Core technology consists of proprietary know-how that is technologically feasible. Sirenza intends to leverage this proprietary knowledge to develop new and improved products. The Company is amortizing the fair value of core technology on a straight-line basis over a period of 10 years, or 120 months, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

Customer backlog represents outstanding purchase orders placed by Micro Linear’s customers that are expected to be shipped and collected during the 3 months immediately subsequent to the closing date of the acquisition. The Company is amortizing the fair value of customer backlog on a straight-line basis over a period 3 months, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

Of the total estimated purchase price, approximately $15.5 million has preliminarily been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill resulting from this acquisition is not deductible for tax purposes.

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

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of Sirenza, PDI and Micro Linear as if the acquisitions had occurred on January 1, 2005 and January 1, 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Year Ended December 31,
(in thousands, except per share data)	2006	2005
Net revenues	$163,059	$127,409

Net loss	$(3,684)	$(13,250)

Basic and diluted net loss per share	$(0.07)	$(0.28)

5. Amortizable Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets aggregated $6.2 million, $1.8 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Acquisition-related intangible assets are being amortized over the periods in which the economic benefits of such assets are expected to be used. Acquisition-related intangible assets are primarily being amortized on a straight-line basis, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable acquisition-related intangible assets:
Customer Relationships	$33,915	$3,395	$30,520	$970	$921	$49
Developed Product Technology	27,115	5,982	21,133	6,810	2,793	4,017
Core Technology Leveraged	6,360	992	5,368	1,560	543	1,017
Committed Customer Backlog	180	120	60	—	—	—

	$67,570	$10,489	$57,081	$9,340	$4,257	$5,083

The gross carrying amount of acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a significant portion of the Company’s acquisition-related intangible assets are related to foreign subsidiaries.

The weighted average amortization period of the Company’s acquisition-related intangible assets is as follows (in months):

Developed Product Technology	66
Customer Relationships	98
Core Technology Leveraged	105
Committed Customer Backlog	3
Total acquisition-related intangible assets	82

As of December 31, 2006, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2007	$12,703
2008	10,205
2009	7,588
2010	5,481
2011	5,346
Thereafter	15,758

$57,081

Amortization expense included in the table above is subject to change due to foreign currency fluctuations as a significant portion of the Company’s acquisition-related intangible assets are related to foreign subsidiaries.

6. Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2006 are as follows (in thousands):

	SMDI Segment	PDI Segment	Total
Balance as of December 31, 2005	$6,413	$—	$6,413
Goodwill acquired during the year	15,471	34,985	50,456
Goodwill adjustments	2,702	(1,960)	742
Effect of foreign currency rate change	—	2,251	2,251

Balance as of December 31, 2006	$24,586	$35,276	$59,862

The SMDI segment goodwill adjustment above includes the accrual of $2.9 million for the 2006 ISG earn-out, partially offset by sales of previously reserved inventory related to the inventory acquired in the Micro Linear acquisition. The PDI segment goodwill adjustments primarily relate to deferred tax liability adjustments and the collection of previously reserved accounts receivable that were not expected to be collectible at the time of the PDI acquisition.

The Company conducted its annual goodwill impairment analysis in the third quarters of 2006 and 2005 and concluded its goodwill was not impaired.

7. Investment

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

In the third quarter of 2006 and the fourth quarter of 2004, the Company determined that an other than temporary decline in value of its investment had occurred. Accordingly, the Company recorded a charge of approximately $2.9 million in 2006 and $1.5 million in 2004 to reduce the carrying value of its investment to its estimated fair value. The fair value has been estimated by management and may not be reflective of the value in a third party financing event.

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

The Company purchased materials used in production and research and development from GCS in 2006, 2005 and 2004 totaling $1.5 million, $608,000 and $632,000, respectively.

8. Restricted Cash

The Company entered into a facility lease in Broomfield, Colorado in 2003 that required the Company to maintain a $1.0 million irrevocable letter of credit as a security deposit. On the second anniversary of the commencement date of the lease (June 1, 2005), and in each succeeding anniversary, provided that no event of default exists, the letter of credit may be reduced by $200,000. The letter of credit was reduced by $200,000 in June of 2006 and 2005, respectively, with the remaining $600,000 included on our consolidated balance sheet as “Other non-current assets”.

The Company also entered into a letter of credit in Shanghai, China at the end of 2006 for the purchase of manufacturing equipment in an amount of $520,000. The letter of credit will be redeemed by the vendor upon satisfactory delivery of the manufacturing equipment to the Company, which is expected to occur in 2007. The equipment letter of credit is included in our consolidated balance sheet as “Other current assets”.

As a result of the acquisition of PDI in 2006, the Company acquired restricted cash related to a facility deposit in Germany in an amount of $110,000. The Company has recorded this restricted cash on its consolidated balance sheet as “Other non-current assets”.

9. Capital Lease Obligations

The Company leases certain equipment and computer hardware and software under noncancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases range from 8% to 27% as of December 31, 2006. Equipment under capital lease arrangements and included in property and equipment aggregated approximately $1.3 million and $0 at December 31, 2006 and 2005, respectively. Related accumulated depreciation was approximately $204,000 and $0 at December 31, 2006 and 2005, respectively. Depreciation expense related to assets under capital leases is included in depreciation expense. In addition, the capital leases are generally secured by the related equipment and the Company is required to maintain liability and property damage insurance.

Future minimum lease payments under noncancelable capital leases at December 31, 2006 are as follows (in thousands):

2007	$593
2008	453
2009	106

Total minimum lease payments	1,152
Less amounts representing interest	104

Present value of minimum lease payments	1,048
Less current portion	517

Long-term portion	$531

10. Commitments

The Company leases its facilities under operating lease agreements, which expire at various dates through 2012. Our lease in Broomfield, Colorado has an option to extend the lease in 2008 for an additional five years. If the Company elects not to extend the lease, it may be subject to an early termination penalty of $775,000. Based on current commercial real estate market conditions in the Broomfield, Colorado area, we believe that we may be able to renegotiate the terms of the lease on more favorable terms in the event we chose not to renew. Future minimum lease payments under these leases as of December 31, 2005 are as follows (in thousands):

2007	$1,438
2008	838
2009	553
2010	425
2011	425
Thereafter	106

$3,785

Rent expense under the operating leases was $2.0 million $1.2 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Unconditional Purchase Obligations

The Company has unconditional purchase obligations to certain suppliers that supply the Company’s wafer requirements. Because the products the Company purchases are unique to it, its agreements with these suppliers prohibit cancellation subsequent to the production release of the products in its suppliers’ manufacturing facilities, regardless of whether the Company’s customers cancel orders. At December 31, 2006, the Company had approximately $1.8 million of unconditional purchase obligations.

11. Contingencies

On August 30, 2006, a complaint regarding a putative class action lawsuit, Yevgeniy Pinis v. Timothy R. Richardson, et al., No. 2381-N, was filed in the Court of Chancery of the State of Delaware in New Castle County against us, Micro Linear Corporation (“Micro Linear”), Metric Acquisition Corporation and Micro Linear’s board of directors in connection with our proposed acquisition of Micro Linear. The complaint was amended on September 12, 2006. The amended complaint alleges, among other things, that the Micro Linear board of directors violated its fiduciary duties to the stockholders of Micro Linear by approving the proposed merger of Metric Acquisition Corporation with and into Micro Linear, that the consideration proposed to be paid to the stockholders of Micro Linear in the merger is unfair and inadequate and that the proxy statement/prospectus that forms a part of our registration statement on Form S-4 (as amended and filed on September 13, 2006) is deficient in a number of respects. The complaint seeks, among other things, an injunction prohibiting us and Micro Linear from consummating the merger, rights of rescission against the merger and the terms of the merger agreement, damages incurred by the class, and attorneys’ fees and expenses. On October 4, 2006, we and Micro Linear agreed in principle with the plaintiff to a settlement of this lawsuit. The agreement in principle as to the proposed settlement contemplates that counsel for the plaintiff will request a reasonable award of fees and expenses from the court in connection with the lawsuit. The amount of any fee award ultimately granted is within the court’s discretion and cannot be determined at this time. We and the other defendants have reserved our rights to negotiate in good faith regarding and to oppose plaintiff’s related fee application.

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

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court held a hearing regarding the possible final approval of the previously described preliminary settlement between the 300 issuers and the plaintiffs. After hearing arguments from a number of interested parties, the court adjourned the hearing to consider its ruling on the matter. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. It is unclear what impact this will have on the case. The settlement remains subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. In addition, we do not believe the ultimate outcome will have a material adverse impact on our results of operations or financial condition.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. In December 2005, we moved for summary judgment dismissing Mini-Circuits’ claims, and Mini-Circuits cross-moved for summary judgment dismissing our counterclaims. On August 30, 2006, the court issued an order determining that factual issues requiring a trial precluded dismissal of Mini-Circuits’ claims on our summary judgment motion, and, accordingly, denied our motion for summary judgment on Mini-Circuits’ claims. The court, however, granted Mini-Circuits’ motion for summary judgment, dismissing our counterclaims. While we believe Mini-Circuits’ claims to be without merit and intend to defend against Mini-Circuits’ claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of December 31, 2006. Even if we are entirely successful in defending against the lawsuit, we will have incurred significant legal expenses and our management may have to expend significant time in the defense.

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

On December 16, 2004, the Company acquired ISG Broadband, Inc. (ISG), a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets, for approximately $6.9 million in cash and estimated direct transaction costs of approximately $789,000 for a total preliminary purchase price of $7.7 million. Cash acquired in the acquisition totaled $154,000. Additional cash consideration of up to $7.15 million may become due and payable by the Company upon the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The Company paid $1.15 million of additional cash consideration in 2006 and has accrued an additional $2.9 million at December 31, 2006, which will be paid in 2007. Additional cash consideration of up to $3.0 million may become due and payable in 2008 related to the achievement of margin contribution objectives in 2007.

12. Retirement Benefit Plans

Germany Defined Benefit Plan

The Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with a benefit obligation of approximately $3.0 million. The assumptions used in calculating the benefit obligation for the plan are dependent on the local economic conditions and were measured as of December 31, 2006. The Company recognized the fair value of the unfunded projected benefit obligation in connection with its acquisition of PDI at the date of acquisition. The incremental impact of applying SFAS 158 in the consolidated balance sheet as of December 31, 2006 was not material.

The Company’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of applicable local laws and regulations. Depending on the design of the plan, local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. The company accrues for all such liabilities.

The changes in the benefit obligation, plan assets and unfunded status for the plan described above were as follows (in thousands):

Change in benefit obligation:
Benefit obligation at December 31, 2005	$—
Benefit obligation assumed in connection with the acquisition of PDI	2,530
Service cost	91
Interest cost	90
Actuarial loss	50
Benefits paid	(15)
Currency exchange rate changes	233

Benefit obligation at December 31, 2006	$2,979

Change in fair value of plan assets:
Fair value of plan assets at December 31, 2005	$—
Fair value of plan assets acquired in connection with the acquisition of PDI	—
Employer contributions	15
Benefits paid	(15)

Fair value of plan assets at December 31, 2006	$—

Unfunded status:
Fair value of plan assets at December 31, 2006	$—
Benefit obligation at December 31, 2006	2,979

Net benefit obligation at December 31, 2006	$2,979

The amounts recognized on the consolidated balance sheet as of December 31, 2006 for the plan described above were as follows (in thousands):

Amounts recognized in the consolidated balance sheet:
Accrued pension	$2,962
Accrued compensation and other expenses	17
Accumulated other comprehensive loss	(52)

Net amount recognized at December 31, 2006	$2,927

The accumulated benefit obligation for the plan at December 31, 2006 was approximately $2.4 million.

The reconciliation of net loss recognized in other comprehensive income during the year ended December 31, 2006 was as follows (in thousands):

Liability experience	$50
Currency exchange rate changes	2

$52

The weighted-average assumptions used to calculate the benefit obligation as of the December 31, 2006 were as follows:

Discount rate	4.50%
Rate of compensation increase	2.50%

The discount rate was developed by analyzing long-term bond rates and matching the bond maturity with the average duration of the pension liabilities.

The net periodic benefit cost for the plan included the following components (in thousands):

Service cost	$91
Interest cost	90

Net periodic benefit cost	$181

Benefit payments expected to be paid at December 31, 2006 are as follows (in thousands):

2007	$17
2008	20
2009	24
2010	30
2011	38
5 years thereafter	490

$619

U.S. Employee Benefit Plan

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

Contributions to the Plan during the year ended December 31, 2006, 2005, and 2004 were approximately $463,000, $325,000, and $317,000 respectively.

13. Income Taxes

The Company’s income (loss) before taxes consisted of the following (in thousands):

	December 31,
	2006	2005	2004
Domestic	$8,375	$1,298	$343
Non-U.S.	(887)	88	72

	$7,488	$1,386	$415

The Company’s provision for (benefit from) income taxes for the years ended December 31, 2006, 2005 and 2004 are summarized as follows (in thousands):

	December 31,
	2006	2005	2004
Current:
Federal	$196	$(43)	$83
State	27	(9)	27
Non-U.S.	1,657	46	25

	$1,880	$(6)	$135

Deferred:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	(1,987)	—	—

	$(1,987)	$—	$—

Total provision for (benefit from) income taxes	$(107)	$(6)	$135

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for (benefit from) income taxes is as follows (in thousands):

	December 31,
	2006	2005	2004
U.S. federal tax provision (benefit) at statutory rate	$2,621	$485	$145
State income taxes, net	523	(6)	17
Non U.S. taxes	(27)	46	25
Reversal of previously provided taxes	—	(94)	—
Valuation allowance	(3,294)	(460)	(75)
Amortization of deferred stock compensation	—	—	1
Other	70	23	22

	$(107)	$(6)	$135

Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$34,888	$25,152
Accruals and reserves	4,525	2,647
Deferred margin on distribution inventory	645	370
Tax credits	2,633	1,809
Capitalization of R&D expenses	4,479	3,693
Book over tax depreciation and amortization	2,749	1,978
Impairment of investment	2,816	1,730
Acquisition related items	329	—
Stock based compensation	1,873	—
Other	839	279

Total deferred tax assets	55,776	37,658
Valuation allowance	(44,566)	(37,592)

Gross deferred tax assets	11,210	66
Deferred tax liabilities:
Acquisition-related items	(20,102)	(66)
Accruals and reserves	(288)

Total deferred tax liabilities	(20,390)	(66)

Net deferred tax assets (liabilities)	$(9,180)	$—

Reported as:
Current deferred tax assets (1)	$628	$—
Non-current deferred tax assets (2)	488	—
Current deferred tax liabilities (3)	(288)	—
Non-current deferred tax liabilities (4)	(10,008)	—

Net deferred tax assets (liabilities)	$(9,180)	$—

(1)	Included in other current assets on the consolidated balance sheets.
(2)	Included in other non-current assets on the consolidated balance sheets.
(3)	Included in accrued compensation and other expenses on the consolidated balance sheets.
(4)	Included in deferred tax and other liabilities, non-current on the consolidated balance sheets.

As of December 31, 2006, the Company had deferred tax assets of approximately $55.8 million. The Company has evaluated the need for a valuation allowance for the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2006, the Company had no ability to realize its U.S. deferred tax assets through carrybacks or available tax planning strategies. Additionally, based on the current economic uncertainty in the Company’s industry that limits the Company’s ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance was recorded as of December 31, 2006. The valuation allowance increased by approximately $7.0 million in 2006, $1.1 million in 2005 and decreased by approximately $4.7 million in 2004.

Approximately $15.5 million of the valuation allowance is attributable to acquisition-related items that, if and to the extent realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of the Company’s acquired subsidiaries and then income tax expense. A portion of the valuation allowance of approximately $19.6 million has been recorded against NOLs that were generated from the settlement of equity compensation. This amount will be credited to paid-in capital when and if the benefit is realized.

As of December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $96.6 million, which expire beginning in 2019. Approximately, $45.6 million relates to NOLs generated by the Company, of which, there are approximately $40.2 million of deductions from the settlement of equity compensation embedded in these NOLs. The remaining NOL of approximately $51.0 million relates to NOLs generated by companies acquired by the Company for which any subsequent realization will result in a reduction of tax effected goodwill, then other long-lived intangibles assets of the Company’s acquired subsidiaries and then to income tax expense. The Company also has state net operating loss carryforwards of approximately $18.5 million, which expire beginning in 2012. The Company also has federal and California research and development tax credits of $1.6 million and $651,000. The federal research credits will begin to expire in 2011 and the California research credits have no expiration date.

The Company has elected to treat foreign subsidiary earnings as permanently reinvested under the accounting guidance of APB 23 and SFAS 109. At this time the Company has not calculated the amount of foreign unremitted earnings or the incremental tax consequences if these earnings were to be remitted. The Company’s intention is to reinvest the indefinitely invested earnings permanently or to repatriate the earnings when it is tax effective to do so.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization. As of December 31, 2006, the Company has reviewed the impact of these rules to the utilization of its net operating loss and tax credit carryforwards as it relates to the pre-2006 acquisition net operating losses and credits and currently has the ability to use these carryforwards without limitation. The Company’s ability to use these carryforwards without limitation in the future is subject to change based on the application of these rules in the Internal Revenue Code. The net operating losses and tax credit carryforwards acquired in our 2006 acquisitions of Micro Linear and PDI may be subject to substantial annual limitations as provided by the Internal Revenue Code of 1986.

14. Comprehensive Income

The components of other comprehensive income were as follows (in thousands):

	December 31,
	2006	2005	2004
Net income	$7,595	$1,392	$280
Change in cumulative translation adjustment	4,844	—	—
Change in pension liability experience	(52)	—	—
Change in net unrealized gain (loss) on available-for-sale securities	65	(12)	(53)

Total comprehensive income	$12,452	$1,380	$227

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2006	2005
Cumulative translation adjustment	$4,844	$—
Additional pension liability experience	(52)	—
Accumulated net unrealized loss on available-for-sale securities	—	(65)

Total accumulated other comprehensive income	$4,792	$(65)

As a result of our decision to indefinitely reinvest the earnings of our non-U.S. subsidiaries, we are not reporting the cumulative translation adjustment and minimum pension liability, net of tax. The U.S. tax effect of the net unrealized gain (loss) on available-for-sale securities is not material for any period presented.

15. Segments of an Enterprise and Related Information

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

As a result of the acquisition of PDI in April 2006, we currently operate in two business segments: the PDI segment, consisting of the business and product lines we acquired from PDI, and the SMDI segment, consisting of Sirenza’s pre-existing RF component sales business and the former Micro Linear business.

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

•

Standard and Catalog Products—this market includes established and emerging mid-level to smaller customers in a variety of end markets, such as point-to-point and network repeaters, to which we largely market catalog products through our global sales distribution and sales representative networks.

•	Consumer Applications—this market includes digital cordless telephones, personal handyphone systems, wireless speakers, security cameras, cordless headsets and other personal electronic appliances.

•	Wireless Access Applications—this market includes the WiMAX, WiFi and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

•	Aerospace and Defense Applications—this market includes aerospace, military/defense and homeland security applications.

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

PDI Segment The PDI segment consists of the business acquired on April 3, 2006 from Premier Devices, Inc. The PDI segment designs and manufactures RF components and consists of CATV amplifier, module and optical receiver products, a line of passive RF components such as mixers, splitters, transformers, couplers, isolators, circulators and amplifiers, as well as passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. The majority of the PDI segment’s manufacturing operations are conducted in Shanghai, China and Nuremberg, Germany.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated and segment operating income (loss), excluding amortization costs associated with acquisition-related intangible assets. In addition, the CODM does not consider interest and other income (expense) or income tax expense or benefit in making operating decisions. Revenue is defined as net revenues from external customers.

The accounting policies of each segment are the same as those described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Intersegment sales were not material for any of the periods presented. All intercompany transactions between the reported segments for the periods presented have been eliminated. Executive management and other corporate overhead costs are allocated to each segment. With the exception of goodwill, assets and liabilities are not discretely reviewed by the CODM, and accordingly are not detailed by segment below.

Segment information is summarized as follows (in thousands):

	SMDI	PDI	Total Company
For the year ended December 31, 2006
Net revenues from external customers	$94,167	$42,411	$136,578
Operating income (loss)	$8,169	$(785)	$7,384
For the year ended December 31, 2005
Net revenues from external customers	$64,178	$—	$64,178
Operating income	$1,190	$—	$1,190
For the year ended December 31, 2004
Net revenues from external customers	$61,256	$—	$61,256
Operating income	$186	$—	$186

The disaggregated revenue information by SBU that is reviewed by the CODM within the SMDI segment is as follows (in thousands):

	December 31,
	2006	2005	2004
Aerospace, Defense and Homeland Security	$6,460	$3,179	$4,089
Broadband Network Applications	19,152	13,790	504
Mobile Wireless	36,821	23,770	17,757
Standard Products	19,607	21,773	38,506
Wireless Access	10,316	1,666	400
Consumer Applications	1,811	—	—

	$94,167	$64,178	$61,256

The disaggregated revenue information by major product type that is reviewed by the CODM within the PDI segment is as follows (in thousands):

December 31, 2006
CATV	$25,220
Engineered technical solutions	11,126
Passive RF components and other	6,065

$42,411

The segment information above has been restated to reflect the change in the number of the Company’s segments from three in 2005 to two in the second quarter of 2006.

The following is a summary of geographical information (in thousands):

	December 31,
	2006	2005	2004
Net revenues from external customers:
United States	$55,444	$15,867	$14,582
China	46,187	21,041	20,945
Other foreign countries	34,947	27,270	25,729

	$136,578	$64,178	$61,256

Long-lived assets:
United States	$36,268	$11,200	$15,391
Germany	22,897	—	—
China	13,589	19	10
Other foreign countries	3	2	2

	$72,757	$11,221	$15,403

The Company includes in its long-lived assets net property, equipment and acquisition-related intangible assets, and deposits on facility leases.

One of the Company’s customers, Motorola, accounted for approximately 16% of net revenues for the year ended December 31, 2006. Two of the Company’s customers, Avnet Electronics Marketing (Avnet) and Motorola accounted for approximately 13% and 11% of net revenues, respectively, for the year ended December 31, 2005. Four of the Company’s customers, Solectron, Acal, plc (Acal), Avnet and Planet Technology (H.K.) Ltd. accounted for approximately 17%, 14%, 13% and 11% of net revenues, respectively, for the year ended December 31, 2004. No other customer accounted for more than 10% of net revenues during these periods.

16. Quarterly Information (Unaudited)

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands, except per share data)
Net revenues	$36,976	$39,677	$39,033	$20,892
Gross profit	15,406	17,686	14,526	10,079
Amortization of acquisition-related intangible assets (1)	2,726	1,554	1,503	449
Impairment of investment (1)	—	2,850	—	—
Income (loss) from operations	693	2,810	2,445	1,436
Net income (loss)	557	3,335	2,120	1,583
Basic net income (loss) per share	$0.01	$0.07	$0.05	$0.04
Diluted net income (loss) per share	$0.01	$0.07	$0.05	$0.04
Shares used to compute basic net income (loss) per share	48,325	44,922	44,444	36,917
Shares used to compute diluted net income (loss) per share	50,245	46,849	46,360	38,880

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(In thousands, except per share data)
Net revenues	$19,510	$17,234	$15,267	$12,167
Gross profit	8,840	7,890	6,600	5,326
Amortization of acquisition-related intangible assets (1)	443	465	465	465
Restructuring charges (1)	—	89	(33)	—
Income (loss) from operations	2,486	1,116	(431)	(1,981)
Net income (loss)	2,612	1,154	(531)	(1,843)
Basic net income (loss) per share	$0.07	$0.03	$(0.01)	$(0.05)
Diluted net income (loss) per share	$0.07	$0.03	$(0.01)	$(0.05)
Shares used to compute basic net income (loss) per share	36,168	35,958	35,722	35,463
Shares used to compute diluted net income (loss) per share	38,033	37,797	35,722	35,463

(1)	See Notes to Consolidated Financial Statements.

Item 9.	Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting as of December 31, 2006 appears on page 53 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Ernst & Young LLP on management’s assessment and the effectiveness of the Company’s internal control over financial reporting appears on page 55 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Attached as exhibits to this Annual Report on Form 10-K are certifications of the Chief Executive Officer and the Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, nominees for director, process by which stockholders may recommend nominees to our board of directors, and regarding our audit committee is incorporated herein by reference from the section captioned “Proposal 1—Election of Directors” contained in our Proxy Statement related to our 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”).

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

The information required by this item is incorporated herein by reference from the sections captioned “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this item is incorporated herein by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information regarding the Company’s equity compensation plans as of the end of 2006.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved By Security Holders	2,740,721	(3)	$2.55	807,389	(1)(2)
Equity Compensation Plans Not Approved By Security Holders	None		Not applicable	None

Total	2,740,721			807,389

(1)	Consists of 438,628 shares available for future issuance under the Amended and Restated 1998 Stock Plan, and 368,761 shares available for future issuance under the 2000 Employee Stock Purchase Plan as of December 31, 2006. The number of shares available for future issuance under the Amended and Restated 1998 Plan is increased on January 1 of each year by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3% of our outstanding shares as of such date, or (iii) such lesser amount as is determined by the Board of Directors. The number of shares available for future issuance under the 2000 Employee Stock Purchase Plan is increased on January 1 of each year by a number of shares equal to the lesser of (i) 350,000 shares, (ii) 1% of our outstanding shares as of such date, or (iii) such lesser amount as is determined by the Board of Directors. As a result of these provisions, the number of shares available for future issuance under the Amended and Restated 1998 Plan was increased by 1,500,000 shares in 2007, and the number of shares available for future issuance under the 2000 Employee Stock Purchase Plan was increased by 350,000 shares in 2007.

(2)	Any share of our common stock subject to a performance share award or restricted stock award issued by us counts as two shares against the Amended and Restated 1998 Stock Plan share reserve, and if forfeited by the recipient, adds shares back to the plan reserve at the same rate.

(3)	Includes 74,750 performance share awards that have not vested as of December 31, 2006. As these awards have no exercise price, the weighted average exercise price disclosed in column (b) does not take such awards into account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related party transactions is incorporated herein by reference from the section captioned “Transactions with Related Parties” contained in the Proxy Statement. The information required by this item concerning director independence is incorporated herein by reference from the section captioned “Proposal 1—Election of Directors” contained in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal 2—Ratification of Appointment of Independent Auditors” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as a Part of this Report

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Part II, Item 8 on page 52.

2.	Financial Statement Schedules:

The following financial statement schedules are filed as part of this Annual Report on Form 10-K and are contained on page 98:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: See Index of Exhibits after Schedule II. The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated in this Annual Report by reference, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRENZA MICRODEVICES, INC.

By:	/s/ CHARLES BLAND
Charles Bland
Chief Financial Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT VAN BUSKIRK Robert Van Buskirk	President, Chief Executive Officer and Director	March 16, 2007

/s/ CHARLES BLAND Charles Bland	Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/s/ GERALD HATLEY Gerald Hatley	Vice President and Controller (Principal Accounting Officer)	March 16, 2007

/s/ JOHN OCAMPO John Ocampo	Chairman of the Board of Directors	March 16, 2007

/s/ JOHN BUMGARNER, JR. John Bumgarner, Jr.	Director	March 16, 2007

/s/ JOHN ZUCKER John Zucker	Director	March 16, 2007

/s/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	March 16, 2007

/s/ GIL VAN LUNSEN Gil Van Lunsen	Director	March 16, 2007

/s/ CHRISTOPHER CRESPI Christopher Crespi	Director	March 16, 2007

SCHEDULE II

SIRENZA MICRODEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2005 and 2004

Allowance for Doubtful Accounts Receivable

Year Ended December 31	Balance at Beginning of Period	Additions— Charged to Costs and Expenses	Additions— Amount Acquired Through Acquisition	Deductions— Write-offs	Balance at End of Period
2006	$102,000	$40,000	$94,000	$19,000	$217,000
2005	$106,000	$—	$—	$4,000	$102,000
2004	$92,000	$20,000	$4,000	$10,000	$106,000

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 4, 2006, by and among the Registrant, Premier Devices, Inc., Penguin Acquisition Corporation, Phillip Chuanze Liao and Yeechin Shiong Liao. (0)

2.2	Agreement and Plan of Merger dated as of August 14, 2006, by and among the Registrant, Metric Acquisition Corporation, and Micro Linear Corporation. (1)

3.1	Restated Certificate of Incorporation of Registrant. (2)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (3)

3.3	Bylaws of Registrant, as amended, as currently in effect. (4)

4.1	Form of Registrant’s Common Stock certificate. (5)

4.2	Registration Rights Agreement by and Among the Registrant, Phillip Liao and Yeechin Liao, effective as of April 3, 2006. (6)

10.1**	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.2**	General Incentive Plan Terms and Conditions, as amended through February 9, 2007. (7)

10.3**	Description of First Half 2006 Cash Incentive Plan. (8)

10.4**	Description of Second Half 2006 Incentive Plan. (9)

10.5**	Executive Employment Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (6)

10.6**	Non-Competition Agreement by and between the Registrant and Phillip Liao, effective as of April 3, 2006. (6)

10.7**	Amended and Restated 1998 Stock Plan, as amended effective June 1, 2006. (10)

10.8	Form of Promissory Note issued by the Registrant to each of Phillip Liao and Yeechin Liao on April 3, 2006. (6)

10.9	Escrow Agreement by and among the Registrant, Phillip Liao, Yeechin Liao and U.S. Bank National Association, effective as of April 3, 2006. (6)

10.10**	Form of Restricted Stock Purchase Right (11)

11.1	Statement regarding computation of per share earnings. (12)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

(0)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2006, filed with the Securities and Exchange Commission on February 6, 2006.

(1)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2006, filed with the Securities and Exchange Commission on August 17, 2006.

(2)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(4)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(5)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 3, 2006, filed with the Securities and Exchange Commission on April 6, 2006.

(7)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2007, filed with the Securities and Exchange Commission on February 15, 2007.

(8)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 10, 2006.

(9)	This exhibit is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 8, 2006.

(10)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2006, filed with the Securities and Exchange Commission on June 6, 2006.

(11)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2006, filed with the Securities and Exchange Commission on February 2, 2006.

(12)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.