Form 10-Q
period 2007-03-31
SIRENZA MICRODEVICES INC
filed 2007-05-10
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

As of April 10, 2007 there were 51,475,050 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,849	$24,847
Short-term investments	—	19
Accounts receivable, net	25,423	22,227
Inventories	24,752	27,045
Other current assets	3,387	3,446

Total current assets	82,411	77,584
Property and equipment, net	18,160	15,345
Other non-current assets	1,787	1,720
Acquisition-related intangibles, net	54,160	57,081
Goodwill	60,785	59,862

Total assets	$217,303	$211,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,100	$9,389
Income taxes payable	3,356	3,232
Accrued compensation and other expenses	7,006	6,716
Other accrued liabilities	2,894	2,894
Deferred margin on distributor inventory	1,534	1,529
Note payable	3,000	3,000
Capital lease obligations, current portion	433	517

Total current liabilities	29,323	27,277
Capital lease obligations, long-term portion	494	531
Deferred tax and other liabilities, non-current	10,566	10,101
Accrued pension	3,061	2,962
Commitments and contingencies
Stockholders’ equity:
Common stock	52	52
Additional paid-in capital	247,623	246,173
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive income	5,495	4,792
Accumulated deficit	(79,146)	(80,131)

Total stockholders’ equity	173,859	170,721

Total liabilities and stockholders’ equity	$217,303	$211,592

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net revenues	$39,054	$20,892
Cost of revenues	22,156	10,813
Gross profit	16,898	10,079
Operating expenses:
Research and development	4,910	2,876
Sales and marketing	2,952	2,226
General and administrative	4,861	3,092
Amortization of acquisition-related intangible assets	3,187	449

Total operating expenses	15,910	8,643

Income from operations	988	1,436
Interest and other income, net	204	194

Income before income taxes	1,192	1,630
Provision for income taxes	151	47

Net income	$1,041	$1,583

Basic net income per share	$0.02	$0.04

Diluted net income per share	$0.02	$0.04

Shares used to compute basic net income per share	50,099	36,917

Shares used to compute diluted net income per share	52,080	38,880

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income	$1,041	$1,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,460	1,235
Stock-based compensation	1,041	1,193
Deferred taxes	(216)	—
Other	8	20
Changes in operating assets and liabilities	1,610	1,387

Net cash provided by operating activities	7,944	5,418
Investing Activities
Sales/maturities of available-for-sale securities, net	19	151
Purchases of property and equipment	(4,075)	(775)
Acquisition costs	(325)	(536)

Net cash used in investing activities	(4,381)	(1,160)
Financing Activities
Principal payments on capital lease obligations	(128)	—
Proceeds from exercise of stock options and employee stock plans	443	2,535

Net cash provided by financing activities	315	2,535
Effect of exchange rate changes on cash	124	—
Increase in cash and cash equivalents	4,002	6,793
Cash and cash equivalents at beginning of period	24,847	11,266

Cash and cash equivalents at end of period	28,849	18,059
Supplemental disclosures of noncash investing and financing activities
Reclassification of property and equipment and accrued expenses	$47	$47
PDI acquisition costs	$—	$550
Cost and accumulated depreciation of property and equipment disposed of	$1,077	$—
Non-cash adjustments to goodwill and other	$663	$—

See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sirenza Microdevices, Inc. (“the Company”) for the fiscal year ended December 31, 2006, which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The Company uses the U.S. dollar as its functional currency for its foreign wholly owned subsidiaries in Canada and its representative offices in China and India. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates and revenues and expenses are remeasured at average exchange rates in effect during the period. Transaction gains and losses resulting from the process of remeasurement are included in net earnings.

The Company has designated the local currency as the functional currency for its foreign subsidiaries in Germany and China. These subsidiaries primarily expend cash in their local respective currencies and generate cash in both the local currency and U.S. dollars. The assets and liabilities, excluding inter-company accounts, of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated at the average monthly exchange rate. Translation adjustments are recorded in accumulated other comprehensive income.

Recent Accounting Pronouncements

Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.”

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements.” The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal 2008. The company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement provides companies with an option to report certain financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce complexity in accounting for financial instruments and the volatility in earnings caused by measuring related financial assets and liabilities. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective beginning in the first quarter of the first fiscal year after November 15, 2007. The Company is currently evaluating the impact this statement will have on its consolidated financial statements

Note 2: Stock-Based Compensation

At March 31, 2007, the Company’s 1998 Stock Plan (the “1998 Plan”), disclosed below, was the only stock-based employee compensation plan impacted by the adoption of SFAS 123R. Equity awards granted under the 1998 Plan have historically consisted of stock options and more recently restricted stock purchase rights and performance shares, which we collectively refer to as stock awards. The total compensation expense related to this plan was approximately $1.0 million the three months ended March 31, 2007. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25. Accordingly, the Company did not typically recognize compensation expense for stock option grants, as it granted stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, in 2004, the Company began granting stock awards at an exercise price of par value ($0.001 per share) which are subject to a right of reacquisition by the Company at cost or for no consideration in the event that the recipient’s employment terminates without the vesting milestones having been achieved. The Company measures the fair value of the stock awards based upon the fair market value of the Company’s common stock on the dates of grant and recognizes any resulting compensation expense, net of a forfeiture rate, on a straight-line basis over the associated service period, which is generally the vesting term of the stock awards. The Company typically estimates forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Due to the availability of net operating loss carryforwards, the Company did not recognize tax benefit for the tax deduction from stock option exercises for the three months ended March 31, 2007 and 2006.

A summary of stock option activity under the 1998 Plan as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,665,971	$2.55
Granted	—
Exercised	(154,378)	$2.86
Forfeited/cancelled/expired	(1,250)	$3.67

Outstanding at March 31, 2007	2,510,343	$2.53	6.02	$15,297

Exercisable at March 31, 2007	2,288,230	$2.40	5.88	$14,239

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2007 was approximately $821,000. The total fair value of stock options vested and expensed was approximately $249,000, before and after tax, for the three months ended March 31, 2007.

As of March 31, 2007, approximately $683,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.59 years.

Cash received from stock option exercises for the three months ended March 31, 2007 was approximately $441,000.

Nonvested stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	1,295,288	$7.21
Granted	33,300	$7.80
Vested	(95,799)	$7.09
Forfeited/cancelled/expired	(32,257)	$8.96

Nonvested at March 31, 2007	1,200,532	$7.23

As of March 31, 2007, there was $6.0 million of unrecognized stock-based compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.79 years.

Total stock-based compensation expense related to stock options and stock awards under the 1998 Plan was allocated as follows:

	Three Months Ended March 31,
	2007			2006
	(in thousands)
	Stock Options	Stock Awards	Total	Stock Options	Stock Awards	Total
Cost of sales	$27	$71	$98	$59	$27	$86
Research and development	55	210	265	188	64	252
Sales and marketing	59	90	149	204	40	244
General and administrative	108	421	529	525	86	611

Total stock-based compensation expense (1)	$249	$792	$1,041	$976	$217	$1,193

(1)	Stock-based compensation costs capitalized into inventory of approximately $26,000 are not included in the table above.

3. Business Combinations

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

Due to a series of transactions that occurred prior to the date that Sirenza acquired the stock of PDI, PDI may have realized certain contingent income tax liabilities that were not recorded in its financial statements. Sirenza is in the process of evaluating the likelihood that these liabilities would be assessed as well as the amount of such liabilities. Sirenza’s preliminary estimate of any contingent tax liabilities is between zero and $17.0 million. Any adjustments to record a liability or cash payout related to the aforementioned tax contingencies has been or will be recorded as additional goodwill and are not expected to affect Sirenza’s reported operating results other than with respect to any interest and penalties as described in Note 10: Taxes. Sirenza cannot be assured that the portion of the PDI purchase price held in escrow to secure indemnification obligations of the former PDI shareholders will be sufficient to offset any amounts that Sirenza may be obligated to pay related to such tax contingencies, or that such indemnification obligations will not expire prior to the time that Sirenza becomes obligated to pay such amounts, if any.

Acquisition of Micro Linear Corporation

On October 31, 2006, Sirenza acquired Micro Linear Corporation (“Micro Linear”) in exchange for approximately 4.9 million shares of Sirenza common stock, valued at approximately $44.9 million and approximately $1.0 million in estimated direct transaction costs for a preliminary purchase price of $45.9 million. The allocation of the purchase price has been prepared based on preliminary estimates of fair values upon finalization of estimated direct transaction costs. Micro Linear is a fabless semiconductor company specializing in wireless IC solutions used in a variety of wireless applications serving global end markets. Subsequent to the acquisition, Micro Linear was included in the SMDI business segment, augmenting its existing product portfolio and expanding its expertise in integrated RF IC products for consumer applications. Micro Linear’s transceivers can be used in many streaming wireless applications such as cordless phones, PHS handsets, wireless speakers and headphones, security cameras, game controllers, cordless headsets and other personal electronic appliances. The acquisition is intended to enable Sirenza to penetrate the digital cordless phone market and PHS terminal market and strengthen Sirenza’s current participation in the digital TV (DTV) and set-top box markets. The Company’s results of operations include the effect of the Micro Linear acquisition from the date of acquisition.

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

Note 4: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets totaled $3.2 million and $449,000 for the three-month periods ended March 31, 2007 and 2006, respectively. Acquisition-related intangible assets are being amortized over the periods in which the economic benefits of such assets are expected to be used. Acquisition-related intangible assets are being amortized on a straight-line basis, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	$34,113	$4,699	$29,414	$33,915	$3,395	$30,520
Developed Product Technology	27,183	7,588	19,595	27,115	5,982	21,133
Core Technology Leveraged	6,360	1,209	5,151	6,360	992	5,368
Committed Customer Backlog	180	180	—	180	120	60

	$67,836	$13,676	$54,160	$67,570	$10,489	$57,081

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

As of March 31, 2007, the Company’s estimated amortization expense of acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2007	$9,524
2008	10,264
2009	7,632
2010	5,514
2011	5,377
Thereafter	15,849

$54,160

Amortization expense included in the table above is subject to change due to foreign currency fluctuations as a significant portion of the Company’s acquisition-related intangible assets are related to foreign subsidiaries.

Note 5: Goodwill

The changes in the carrying amount of goodwill during the three month period ended March 31, 2007 are as follows (in thousands):

	SMDI Segment	PDI Segment	Total
Balance as of December 31, 2006	$24,586	$35,276	$59,862
Goodwill adjustments	(8)	602	594
Effect of foreign currency rate change	—	329	329

Balance as of March 31, 2007	$24,578	$36,207	$60,785

The PDI Segment goodwill adjustments primarily relate to tax liability adjustments existing prior to the date of the acquisition as a result of the Company adopting FIN 48 in the first quarter of 2007. See Note 10: Taxes for more information.

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

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$11,818	$14,483
Work-in-process	5,463	4,456
Finished goods	7,471	8,106

	$24,752	$27,045

Note 7: Net Income Per Share

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

The shares used in the computation of the Company’s basic and diluted net income per common share were as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Weighted average common shares outstanding	50,099	36,917
Dilutive effect of employee stock options and awards	1,981	1,963

Weighted average common shares outstanding, assuming dilution	52,080	38,880

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and employee stock awards.

The effect of options to purchase 31,625 and 49,625 shares of common stock have not been included in the computation of diluted net income per share for the quarters ended March 31, 2007 and 2006, respectively, as the effect would have been antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

Note 8: Retirement Benefit Plan

The Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with an unfunded obligation of approximately $3.1 million.

The components of the net periodic benefit cost for the defined benefit pension plan were as follows (in thousands):

Three Months Ended March 31, 2007
Service cost	$25
Interest cost	26
Expected return on plan assets	—
Recognized actuarial loss	—

Net periodic benefit cost	$51

The actuarial assumptions used to calculate the net periodic benefits cost for the defined benefit pension plan were as follows:

2007
Discount rate	4.5%
Rate of compensation increase	2.5%

Note 9: Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$1,041	$1,583
Change in net unrealized gains (losses) on available-for-sale investments	(1)	18
Change in cumulative translation adjustment	704	—

Total comprehensive income	$1,744	$1,601

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31, 2007	December 31, 2006
Cumulative translation adjustment	$5,548	$4,844
Additional pension liability experience	(52)	(52)
Accumulated net unrealized loss on available-for-sale securities	(1)	—

Total accumulated other comprehensive income	$5,495	$4,792

As we intend to indefinitely reinvest the earnings of our non-U.S. subsidiaries, we are not reporting the cumulative translation adjustment and minimum pension liability, net of German tax. The U.S. tax effect of the net unrealized gain (loss) on available-for-sale securities is not material for any period presented.

Note 10: Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and a few foreign jurisdictions. The tax years of 2003—2006 remain open to examination in the U.S. jurisdiction and the Company’s U.S. net operating loss carryforwards are subject to examination for the years in which they were generated. There is a range of open tax years in our foreign jurisdictions with the earliest open year being 1999 and the latest being 2006.

Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

At the adoption date of January 1, 2007, the Company increased the liability for net unrecognized tax positions by $663,000, of which $56,000 would favorably affect our effective tax rate if recognized. We accounted for the $663,000 increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $56,000 and an increase to goodwill of $607,000. See our related discussion in Note 3: Business Combinations. At March 31, 2007, we had $683,000 of unrecognized tax positions, of which $76,000 would favorably affect our effective tax rate if recognized. These unrecognized tax positions were classified as deferred tax and other liabilities, non-current. Although timing of any resolution is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax positions would materially change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax positions within the provision for income taxes on the consolidated condensed statements of income. With the adoption of FIN 48, the company accrued $85,000 for the payment of interest and penalties relating to unrecognized tax positions, of which $56,000 was recorded to retained earnings, $9,000 was recorded to goodwill and $20,000 was recorded in our first quarter of 2007 provision for income taxes.

Note 11: Segments of an Enterprise and Related Information

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

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated and segment operating income (loss). In addition, the CODM does not consider interest and other income (expense) or income tax expense or benefit in making operating decisions.

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

Segment information is summarized as follows (in thousands):

	SMDI	PDI	Elimination of intersegment net revenue and other	Total Company
Three Months Ended:

March 31, 2007

Net revenues	$23,539	$15,746	$(231)	$39,054

Operating income (loss)	$(46)	$1,005	$29	$988

March 31, 2006

Net revenues	$20,892	$—	$—	$20,892

Operating income	$1,436	$—	$—	$1,436

The disaggregated revenue information by SBU that is reviewed by the CODM within the SMDI segment is as follows (in thousands):

	Three Months ended March 31,
	2007	2006
Aerospace, Defense and Homeland Security	$1,426	$1,498
Broadband Network Applications	1,032	5,192
Mobile Wireless	11,385	7,186
Standard Products	5,884	4,494
Wireless Access	1,619	2,522
Consumer Applications	2,193	—

Total net revenues	$23,539	$20,892

The disaggregated revenue information by major product type that is reviewed by the CODM within the PDI segment is as follows (in thousands):

Three Months ended March 31, 2007
CATV	$10,193
Engineered technical solutions	3,010
Passive RF components and other	2,312
Intersegment products	231

$15,746

Note 12: Contingencies

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

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. In December 2005, we moved for summary judgment dismissing Mini-Circuits’ claims, and Mini-Circuits cross-moved for summary judgment dismissing our counterclaims. On August 30, 2006, the court issued an order determining that factual issues requiring a trial precluded dismissal of Mini-Circuits’ claims on our summary judgment motion, and, accordingly, denied our motion for summary judgment on Mini-Circuits’ claims. The court, however, granted Mini-Circuits’ motion for summary judgment, dismissing our counterclaims. While we believe Mini-Circuits’ claims to be without merit and intend to defend against Mini-Circuits’ claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of March 31, 2007. Even if we are entirely successful in defending against the lawsuit, we will have incurred significant legal expenses and our management may have to expend significant time in the defense.

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

On December 16, 2004, the Company acquired ISG Broadband, Inc. (ISG), a designer of RF gateway module and IC products for the cable TV, satellite radio and HDTV markets, for approximately $6.9 million in cash and estimated direct transaction costs of approximately $789,000 for a total preliminary purchase price of $7.7 million. Cash acquired in the acquisition totaled $154,000. Additional cash consideration of up to $7.15 million may become due and payable by the Company upon the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The Company paid $1.15 million of additional cash consideration in 2006 and has accrued an additional $2.9 million at March 31, 2007, which was paid in the second quarter of 2007. Additional cash consideration of up to $3.0 million may become due and payable in 2008 related to the achievement of margin contribution objectives in 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including any statements concerning our possible or expected future results of operations, future market trends or conditions, future business or strategic plans or other future events. Forward-looking statements often include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” or similar expressions. These forward-looking statements are based on expectations, forecasts and assumptions as of the date of such statements and involve risks and uncertainties that could cause actual outcomes to differ materially from those expressed in these forward-looking statements, including the factors described in “Risk Factors” below and elsewhere in this quarterly report. We intend that these forward-looking statements be subject to the safe harbors created by the provisions mentioned above. All subsequent written or spoken forward-looking statements attributable to Sirenza or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this quarterly report are made only as of the date of this report, and we do not intend, and undertake no obligation, to update these forward-looking statements.

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

In the past three years we have completed three acquisitions:

On December 16, 2004, we acquired ISG Broadband, Inc., or ISG, for an aggregate purchase price of $7.7 million, consisting of $6.9 million in cash and $789,000 in direct transaction costs. Additional cash consideration of up to $7.15 million was also provided for, subject to the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The first installment of such payments was earned in 2005 and paid in the second quarter of 2006. The amount paid totaled $1.15 million. Approximately $2.9 million of the second installment was earned in 2006 and was paid in the second quarter of 2007. An additional payment of up to $3.0 million may be paid in 2008. ISG designed RF gateway module and IC products for the cable TV, satellite radio and HDTV markets. This acquisition enabled us to address new end markets, including HDTV and satellite radio, and broadened our product offering in the set-top box market by adding ISG’s silicon-based receiver/tuner products to our existing product lines targeting this market. Sales of the products acquired in the ISG acquisition represented a significant amount of our net revenues in 2005 and 2006.

On April 3, 2006, we acquired Premier Devices, Inc., or PDI, for an aggregate purchase price of $75.1 million, consisting of 7,000,000 shares of our common stock valued at $53.0 million, $14.0 million in cash, $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year and $2.1 million in direct transaction costs. PDI designed, manufactured and marketed complementary RF components featuring technologies common to existing and planned Sirenza products. PDI was headquartered in San Jose, California with manufacturing operations in Shanghai, China and Nuremberg, Germany. This acquisition expanded both the depth and breadth of our products by adding PDI’s CATV amplifier, module and optical receiver offerings as well as its line of passive RF components such as mixers, splitters, transformers, couplers isolators, circulators and amplifiers. The acquisition also brought us design and manufacturing capabilities in Asia and Europe, including PDI’s passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. We believe that these new product offerings and capabilities advanced our strategic objective of diversifying and expanding our end markets and applications. Our results of operations include the effect of the PDI acquisition from the date of acquisition. The results of the former PDI operations are being reported as a separate business segment.

On October 31, 2006, we acquired Micro Linear Corporation, or Micro Linear, for approximately 4.9 million shares of our common stock, valued at approximately $44.9 million and approximately $1.0 million in estimated direct transaction costs. Micro Linear, headquartered in San Jose, California, was a fabless semiconductor company specializing in wireless integrated circuit (IC) solutions used in a variety of wireless applications serving global end markets. Under the terms of the merger agreement, the holders of the outstanding common stock of Micro Linear became entitled to receive 0.365 of a share of our common stock for each share of Micro Linear common stock they held at the date of closing. Our results of operations include the effect of the Micro Linear acquisition from the date of acquisition. The results of the former Micro Linear operations are being reported within the SMDI business segment.

As a result of the acquisition of PDI in April 2006, we currently operate in two business segments: the PDI segment, consisting of the business and product lines we acquired from PDI, and the SMDI segment, consisting of Sirenza’s pre-existing RF component sales business and the business acquired from Micro Linear. We have centralized our engineering and research and development functions, and within our marketing function established five market-facing strategic business units, or SBUs, which allow us to further concentrate and prioritize our efforts in strategic planning, product development, and marketing to better support our worldwide customers. Following our Micro Linear acquisition we added the Consumer Applications SBU. The SBUs do not have separate profit and loss statements reviewed by our chief operating decision maker, and accordingly are aggregated and reported within the single SMDI segment.

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

The majority of our SMDI segment consumer applications products were sold through our distribution channel in the first quarter of 2007, however we currently expect that distribution sales of these products will decrease on a percentage basis as we transition the sale of these products to our direct channel.

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

We are also focusing on expansion through a combination of in house development of new products and acquisitions, as evidenced by our acquisition of PDI, which expanded both the depth and breadth of our product lines, and extended our design and manufacturing capabilities into Asia and Europe. The addition to our product portfolio of PDI’s complementary RF components has increased our penetration of the CATV infrastructure market and allows us to offer a more complete set of RF solutions to our combined customers. Similarly, our acquisition of Micro Linear is intended to support our product and end market diversification strategy by adding RF transceiver and network media conversion products and engineering talent to our portfolio and giving us access to new consumer and other end markets such as digital cordless telephones, personal handyphones, and wireless headsets.

Geographic Concentration.

Sales into Asia increased in each of the last three years as a result of OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. In addition, we have increased our focus and presence in China and are experiencing increased shipments to various Chinese OEM customers. As a result of the PDI acquisition, our sales into Asia have decreased as a percentage of total net revenues, as most of PDI’s sales are to customers located in the United States. However, we continue to expect that a large portion of our sales in 2007 will be in the Asia region.

Competitors.

We compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks, such as Alps, Avago, Hittite, M/A-COM, Minicircuits, NEC, TRAK Microwave Corporation and WJ Communications. For our newer broadband products, we expect our most significant competitors will include Analog Devices, Microtune, NEC, Sanyo, M/A-COM, Anadigics and ST Microelectronics. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennae and related equipment, including RecepTec and Wistron NeWeb. PDI’s CATV products primarily compete with those of NEC, Freescale, Anadigics, Philips and RFHIC Company, and its wireless infrastructure products primarily compete with WJ Communications, M/A-COM and Minicircuits. We expect that the principal competitors for the products we have acquired from Micro Linear will include Texas Instruments (Chipcon), Nordic, Atmel, Sitel, Infineon, Philips, DSP Group, Atheros, GCT and Airoha. We also indirectly compete with our own large communications OEM customers, which often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third-party providers such as us.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates.

Due to our adoption of FIN 48 in the first quarter of 2007, we have added a new critical accounting policy regarding income taxes as described in more detail immediately below. For a listing of our other critical accounting policies, please refer to our Annual Report on Form 10-K filed with the SEC in March 2007.

Income Taxes: We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), in the first quarter of 2007. See “Note 10: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of revenue, deductions, tax credits, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

Although we had U.S. taxable income in 2006, the acquisitions of Micro Linear and PDI increased our net U.S. deferred tax assets for the year, which places additional uncertainty on the realizability of the total U.S. net deferred tax asset. We continue to evaluate the need for a valuation allowance. To the extent we are able to generate U.S. taxable income in future periods and if our projections indicate that we are likely to generate sufficient future U.S. taxable income, we may determine that some or all of our U.S. deferred tax assets will more likely than not be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made and we may recognize a benefit from income taxes on our income statement, which would have a positive impact on our consolidated results of operations. In periods following a reduction of our valuation allowance, our effective tax rate used to calculate our provision for income taxes on our statement of income is expected to increase significantly.

Results of Income

The following table shows selected consolidated statement of income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Net revenues	100%	100%
Total cost of revenues	57%	52%

Gross profit	43%	48%
Operating expenses:
Research and development	12%	14%
Sales and marketing	8%	10%
General and administrative	12%	15%
Amortization of acquisition-related intangible assets	8%	2%

Total operating expenses	40%	41%

Income from operations	3%	7%
Interest and other income, net	0%	1%
Provision for income taxes	0%	0%

Net income	3%	8%

Comparisons of the Three Months Ended March 31, 2007 and March 31, 2006

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Direct (1)	91%	91%
Distribution (2)	9%	9%

Total	100%	100%

United States	45%	22%
Asia	47%	59%
Europe	7%	12%
Other	1%	7%

Total	100%	100%
(1)	Net revenues from sales to distributors in which rights of return and price adjustment programs are not applicable are included in net revenues attributable to our direct channel.
(2)	Net revenues from sales to distributors under distribution arrangements in which rights of return and price adjustment programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $39.1 million in the first quarter of 2007 from $20.9 million in the first quarter of 2006. The increase was primarily attributable to $17.7 million of net revenue generated from sales of PDI and Micro Linear products in 2007. The increase in net revenues within our SMDI segment was also partly due to an increase in sales of our mobile wireless infrastructure products in the first quarter of 2007 compared to the first quarter of 2006. The increase in sales of our mobile wireless infrastructure products was driven primarily by the installation and enhancement of new and existing wireless networks, particularly in China. Partially offsetting this increase in net revenues within our SMDI segment were lower net revenues from sales or our broadband network application products, in particular, sales of our satellite radio antenna.

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

Cost of Revenues

Cost of revenues increased to $22.2 million in the first quarter of 2007 from $10.8 million in the first quarter of 2006. The increase was primarily the result of $11.6 million of additional costs associated with sales of our PDI and Micro Linear products, including $151,000 related to an increase in inventory valuation from acquisition. Other than with regard to this Micro Linear related increase, cost of revenues within our SMDI segment did not change significantly.

Gross Profit and Gross Margin

Gross profit increased to $16.9 million in the first quarter of 2007 from $10.1 million in the first quarter of 2006. The first quarter of 2007 gross profit totaled $11.6 million for the SMDI segment and $5.3 million for the PDI segment. Gross margin decreased to 43% in the first quarter of 2007 from 48% in the first quarter of 2006. This decrease was primarily due to the net revenue contribution from PDI, as PDI products typically yield lower gross margins than the average for SMDI segment products. Within the SMDI segment, gross margin increased slightly, primarily due to lower sales of our satellite radio antenna products, which typically result in a lower gross margin than sales of the products in our other SBU’s.

Operating Expenses

Research and Development. Research and development expenses increased to $4.9 million in the first quarter of 2007 from $2.9 million in the first quarter of 2006. This increase was primarily attributable to $2.0 million of additional costs associated with PDI segment and Micro Linear research and development activities and personnel.

Aggregate research and development expenses within the SMDI segment did not change significantly, excluding the additional costs associated with Micro Linear as described above. Salaries and salary related expenses increased approximately $210,000 in the first quarter of 2007 compared to the first quarter of 2006 due to base pay increases in the second half of 2006. This increase was offset by a reduction in incentive bonus expenses of $225,000, as a result of performance objectives not being met in the first quarter of 2007 related to our Cash Incentive Plan for the first six months of 2007.

Sales and Marketing Sales and marketing expenses increased to $3.0 million in the first quarter of 2007 from $2.2 million in the first quarter of 2006. This increase was primarily attributable to $738,000 of additional costs associated with our PDI segment and Micro Linear sales and marketing activities and personnel.

Aggregate sales and marketing expenses within the SMDI segment did not change significantly, excluding the additional costs associated with Micro Linear as described above. Salaries and salary related expenses increased approximately $141,000 in the first quarter of 2007 compared to the first quarter of 2006 due to base pay increases in the second half of 2006. In addition, advertising and collateral sales material expenses were higher in the first quarter of 2007 as a result of internal and external sales conferences. These increases were offset by a reduction in incentive bonus expenses of $132,000, as a result of performance objectives not being met in the first quarter of 2007 related to our Cash Incentive Plan for the first six months of 2007. In addition, stock-based compensation expenses were lower in the first quarter of 2007 due to a number of stock option grants becoming fully amortized in the second half of 2006.

General and Administrative. General and administrative expenses increased to $4.9 million in the first quarter of 2007 from $3.1 million in the first quarter of 2006. This increase was primarily attributable to $2.4 million of additional costs associated with our PDI segment and Micro Linear general and administrative activities and personnel.

Excluding the additional costs associated with Micro Linear as described above, aggregate general and administrative expenses within the SMDI segment decreased by in the first quarter of 2007 compared to the first quarter of 2006. Corporate overhead costs of $350,000 were allocated to PDI and incentive bonus expenses decreased approximately $260,000 as a result of performance objectives not being met in the first quarter of 2007 related to our Cash Incentive Plan for the first six months of 2007. In addition, the SMDI segment incurred lower costs associated with stock-based compensation and severance in the first quarter of 2007 compared to the first quarter of 2006. Partially offsetting these decreases was an increase in salaries and salary related expenses due to base pay increases in the second half of 2006 and an increase in professional fees and public company expenses.

Amortization of Acquisition-Related Intangible Assets. We recorded amortization of $3.2 million in the first quarter of 2007 and $449,000 in the first quarter of 2006 related to our acquired intangible assets. See our disclosure under Note 4: “Amortizable Acquisition-Related Intangible Assets” in Notes to Condensed Consolidated Financial Statements set forth above for more information pertaining to the amortization of acquisition-related intangible assets.

Interest and Other Income, Net. Interest and other income, net, includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations, foreign currency transaction remeasurement gains and losses and other miscellaneous items. We had net interest and other income of $269,000 in the first quarter of 2007 compared to $194,000 in the first quarter of 2006. The increase in net interest and other income was primarily attributable to an increase in interest income in 2007 due to higher cash balances. Partially offsetting this increase was interest expense of $65,000 in the first quarter of 2007 compared to $0 in the first quarter of 2006. The increase is attributable to interest expense associated with capital lease obligations assumed in connection with the PDI acquisition and interest expense on the notes payable to the former shareholders of PDI.

Provision for (Benefit from) Income Taxes. We recorded a tax expense for the first quarter of 2007 of $151,000, compared to $47,000 for the first quarter of 2006. The income tax expense represents the net U.S. and non-U.S. current and deferred income tax expense. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of the change in valuation allowance, miscellaneous non-deductible items, tax credits and non-U.S. taxes, specifically a low Chinese tax rate.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $28.8 million. At March 31, 2007, our working capital approximated $53.1 million. We had $3.4 million in short-term debt at March 31, 2007 consisting of a $3.0 million note payable issued in connection with the acquisition of PDI which we subsequently retired in April 2007, as well as $433,000 of capital lease obligations. We have $494,000 of long-term debt at March 31, 2007 consisting of capital lease obligations.

Net cash provided by operating activities

Operating activities provided cash of $7.9 million in the first quarter of 2007 and $5.4 million in the first quarter of 2006. In first quarter of 2007, the primary sources of cash were $1.0 million of net income, as adjusted for non-cash charges of $4.5 million for depreciation and amortization, $1.0 million for stock-based compensation, and other changes in operating assets and liabilities.

Our accounts receivable were approximately $3.2 million higher at the end of the first quarter of 2007 compared to the end of 2006. The increase in accounts receivable was primarily attributable to an increase in overall sales from the fourth quarter of 2006 as well as an increase in sales in the latter part of the quarter. Our days sales outstanding, or DSOs, were 59 days in the first quarter of 2007, compared to 55 days in the fourth quarter of 2006.

Inventories decreased to $24.8 million at March 31, 2007 from $27.0 million at December 31, 2006. The decrease was primarily attributable to lower finished goods inventories as a result of increased inventory turns and more efficient raw materials inventory management. Our inventory turns increased to 3.6 at March 31, 2007 from 3.1 at the end of 2006.

Accounts payable increased to $11.1 million at March 31, 2007 from $9.4 million at December 31, 2006. The increase in accounts payable in the first quarter of 2007 was primarily attributable to an increase in purchasing activity.

Net cash used in investing activities

Cash used in investing activities in the first quarter of 2007 totaled $4.4 million and was primarily related to additional manufacturing equipment for our Shanghai, China facility in anticipation of the transition of our manufacturing operations from Broomfield, Colorado.

As a result of an earn-out related to our acquisition of ISG at the end of 2004, additional cash consideration may become due and payable based on achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The Company had additional cash consideration of $2.9 million accrued at March 31, 2007 related to the 2006 earn-out period, which was paid in the second quarter of 2007. An additional payment of up to $3.0 million may be paid in 2008 based on achievement of objectives.

Cash provided by financing activities

Cash provided by financing activities totaled $315,000 in the first quarter of 2007. The major financing inflow of cash related to proceeds from employee stock plans.

Sirenza currently estimates that it will incur total costs of approximately $8.0 million to $10.0 million in 2007 in connection with its planned Broomfield to Shanghai manufacturing transition. This estimate includes approximately $4.5 to $6.0 million in estimated capital expenditures for new equipment to support the manufacturing transition, with the remainder of the estimate being attributable to anticipated additional personnel, recruiting, travel and facility improvement costs, additional lease expense and potential lease termination expense, and one-time severance payments and retention incentives. These estimated costs are expected to result in future cash expenditures. The actual costs associated with the manufacturing transition may vary materially from these estimates.

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

Contractual Obligations

As of March 31, 2007, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$5,851	$1,690	$2,185	$1,930	$46
Capital lease commitments	$1,012	$492	$520	$—	$—
Additional consideration related to the acquisition of ISG Broadband, Inc.	$2,894	$2,894	$—	$—	$—
Unconditional purchase obligations	$2,712	$2,712	$—	$—	$—
Promissory note due to shareholder of PDI	$3,000	$3,000	$—	$—	$—

Total	$15,469	$10,788	$2,705	$1,930	$46

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

The total indicated in the table above includes $2.9 million of additional cash consideration accrued at March 31, 2007 and paid in the second quarter of 2007 in connection with our acquisition of ISG. However, an additional $3.0 million may be payable in 2008 based on the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. Also noted in the table above is the remaining $3.0 million promissory note issued in the PDI acquisition, which we retired in April 2007.

We expect to fund these contractual obligations with cash and cash equivalents on hand, cash flows from operations and proceeds received from employee stock plans. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different.

Off-Balance-Sheet Arrangements

As of March 31, 2007 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate and interest rate risk that could impact our financial position and results of operations. To mitigate some of these risks, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We place our cash equivalents, short-term investments and restricted cash with high-credit-quality financial institutions, investing primarily in money market accounts and federal agency related securities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, a one percent increase or decrease in interest rates would increase or decrease our annual interest income by approximately $288,000, based on our cash and available-for-sale investments balance at March 31, 2007.

Foreign Currency Exchange Rate Risk

As a result of the acquisition of PDI, we now conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Our subsidiaries in Germany and China use the local currency as their functional currency, as the majority of their purchases are transacted in the local currency. However, revenue for these foreign subsidiaries is invoiced and collected in both the local currency and in U.S. dollars, typically depending on the preference of the customer. Although we did not have any derivative financial instruments outstanding as of March 31, 2007, to hedge against the risk of Euro to U.S. dollar exchange rate fluctuations, our German subsidiary has in the past contracted with a financial institution to sell U.S. dollars and buy Euros at fixed exchange rates at specific dates in the future. We continue to evaluate strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, although we cannot ensure that we will not recognize gains or losses from international transactions. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect our operating results.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this quarterly report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report.

Risks Relating to Our Business

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

•	period-to-period changes in the mix of products we sell to our customers or the mix of sales between our segments, which can reduce our gross margin;

•	availability, quality and cost of wafers and other raw materials, equipment, components, semiconductor wafers and internal or outsourced manufacturing, packaging and test capacity;

•	seasonal and other changes in customer purchasing cycles and component inventory levels, which we may be unable to predict;

•	changes in selling prices for RF components due to competitive or currency exchange rate pressures;

•	the amount, timing and relative success of our investments in R&D;

•	impairment charges associated with intangible assets, including goodwill and acquisition-related intangible assets;

•

factors that could cause our reported domestic and foreign income taxes and income tax rate to increase in future periods, such as our ability to utilize net operating losses or tax credits in certain jurisdictions and the geographic distribution of our income, which may change from period to period; and

•	the effects of war, acts of terrorism or geopolitical unrest, such as disruption in general economic activity, and the effects on the economy and our business of increasing oil prices.

The occurrence of these and other factors could cause us to fail to meet quarterly or annual financial expectations, which could cause our stock price to decline. For example, in the first quarter of 2005 our financial results were below investment community expectations, in part due to rescheduling of customer orders, and our stock price subsequently declined.

Our operating results may suffer if we are unable to accurately forecast demand for our products.

Our business is characterized by short-term orders and shipment schedules. Customer orders can typically be cancelled or rescheduled without significant penalty to the customer. Some large customers also may require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to inventory risk and makes it more difficult to manage our working capital. Because we do not have substantial non-cancelable backlog, we typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable.

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

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in 2006, Motorola accounted for more than 10% of net revenues and our top ten customers accounted for approximately 64% of net revenues. We expect that our history of high customer concentration and attendant risk will continue in future periods. While we enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. We cannot assure you that sales to Motorola, Huawei or other large original equipment manufacturer, or OEM, customers will not decline in the future. The loss of Motorola or Huawei in particular, any of our other large OEM customers or any other significant customer could limit our ability to sustain and grow our net revenues, decrease our profitability and lower our stock price.

Our growth depends on the growth of the wireless and wireline communications infrastructure market. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our growth will depend on the growth of the communications industry in general, and the market for wireless and wireline infrastructure components in particular. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, our revenues and earnings may be materially reduced. In the past, there have been reductions throughout the worldwide communications industry in component inventory levels and equipment production volumes, and delays in the build-out of new wireless and wireline infrastructure. These events caused us to lower previously announced expectations for financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products and decreased earnings. A substantial portion of our net revenues is currently derived from sales of components for wireless infrastructure applications. Our PDI segment derives a substantial portion of its revenue from the cable television infrastructure market. As a result, downturns in either the wireline or the wireless communications market could harm our operating results and stock price.

Our gross margin will fluctuate from period to period, and such fluctuation could affect our financial performance, particularly earnings per share, in turn potentially decreasing our stock price.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power of large OEM customers and their higher product volumes. If, as we expect, these large OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a dilutive impact on gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a dilutive effect on gross margin. In addition, sales of certain of our broadband products, in particular satellite radio antennae, have historically had lower gross margins than sales of our wireless infrastructure products. Therefore, increased sales of such products in a given period will likely have a dilutive effect on gross margin. In 2005, sales of antenna products increased significantly as a percentage of our total sales, which had a dilutive effect on gross margin. PDI’s gross margin in prior periods has generally been lower than Sirenza’s, and therefore increased sales of PDI segment products in a given period may have a dilutive effect on gross margin.

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

We may incur higher than expected costs and business disruption in transferring our manufacturing processes to new facilities.

In 2007 we intend to transition most of our Broomfield, Colorado manufacturing operations to a new manufacturing facility in Shanghai, China, where we recently relocated our existing Shanghai manufacturing facility. As a result of these transitions, we will need to re-qualify the transitioned operations for ISO or other certifications and also re-qualify our manufacturing processes or products with major customers. After the transition, we expect that a majority of our worldwide manufacturing will be conducted in Shanghai. We expect to incur substantial capital expense and wind-down costs in connection with the transition. We may not be able to accomplish the transition in the time scheduled and may spend more than we expect in completing it. Affected employees in Broomfield may be distracted by the transition or may seek other employment before their positions are eliminated, which could cause our overall operational efficiency to suffer. We may have difficulty finding qualified employees in Shanghai on schedule to staff our expanded operations. Once the transition is complete, we may not achieve the cost savings we expect to generate in future years from the transition, and we may experience difficulty in managing the transitional operations effectively from our Colorado headquarters. Any of these occurrences could result in additional costs, business interruption or disruption, loss of customers, weaker than expected financial results, and a reduced stock price.

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

Our efforts to diversify our product portfolio and expand into new markets involve execution risk.

While historically we have derived most of our net revenues from the sale of products to the mobile wireless infrastructure market, one of our corporate strategies involves leveraging our core strengths in high-performance RF component design, modular design process technology and wireless systems application knowledge to expand into new markets which have similar product performance requirements, such as the rear-projection TV, broadband wireless access, Voice over Internet Protocol, or VoIP, cable, satellite radio, personal handyphone and digital cordless telephone markets. We do not have a long history in many of these markets or in consumer-oriented markets generally, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. It is possible that our competitive strengths will not translate effectively into these markets, and we will not be able to generate the revenues we expect from them or compete in them profitably. These markets also may not develop at the rates we anticipate. For example, sales of our products derived from the Micro Linear acquisition may not meet our expectations based on slowdowns in the personal handyphone, digital cordless phone or computer networking equipment markets or other factors. We may expend significant sums and engineering resources in attempting to develop appropriate products with which to penetrate these markets and fail to achieve our hoped for return on the investment.

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

We are a defendant in litigation matters that are described under the heading “Legal Proceedings” elsewhere in this quarterly reports on Form 10-Q. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, we cannot assure you that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, including the results of any amicable settlement, could subject us to material damage awards or otherwise harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement by and Among the Registrant, Phillip Liao and Yeechin Liao, effective as of April 3, 2006. (5)

10.1**	Description of First Half 2007 Incentive Plan.

10.2**	General Incentive Plan Terms and Conditions, as amended through February 9, 2007. (6)

10.3	Purchase Agreement, dated February 15, 2007, among the Registrant, Phillip Chuanze Liao, Yeechin Shiong Liao and Piper Jaffray & Co. (7)

11.1	Statement regarding computation of per share earnings. (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(5)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 3, 2006, filed with the Securities and Exchange Commission on April 6, 2006.
(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2007, filed with the Securities and Exchange Commission on February 15, 2007.
(7)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 15, 2007, filed with the Securities and Exchange Commission on February 20, 2007.
(8)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 9, 2007	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: May 9, 2007	/s/ Charles R. Bland
CHARLES R. BLAND
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

4.2	Registration Rights Agreement by and Among the Registrant, Phillip Liao and Yeechin Liao, effective as of April 3, 2006. (5)

10.1**	Description of First Half 2007 Incentive Plan.

10.2**	General Incentive Plan Terms and Conditions, as amended through February 9, 2007. (6)

10.3	Purchase Agreement, dated February 15, 2007, among the Registrant, Phillip Chuanze Liao, Yeechin Shiong Liao and Piper Jaffray & Co. (7)

11.1	Statement regarding computation of per share earnings. (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

**	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(5)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 3, 2006, filed with the Securities and Exchange Commission on April 6, 2006.
(6)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2007, filed with the Securities and Exchange Commission on February 15, 2007.
(7)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 15, 2007, filed with the Securities and Exchange Commission on February 20, 2007.
(8)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.