Form 10-Q
period 2007-06-30
SIRENZA MICRODEVICES INC
filed 2007-08-09
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

As of June 30, 2007 there were 52,147,356 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I.    Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,934	$24,847
Short-term investments	—	19
Accounts receivable, net	31,572	22,227
Inventories	24,568	27,045
Other current assets	3,467	3,446

Total current assets	86,541	77,584
Property and equipment, net	18,864	15,345
Other non-current assets	1,612	1,720
Acquisition-related intangibles, net	51,347	57,081
Goodwill	61,303	59,862

Total assets	$219,667	$211,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,686	$9,389
Income taxes payable	2,824	3,232
Accrued compensation and other expenses	8,843	6,716
Other accrued liabilities	177	2,894
Deferred margin on distributor inventory	1,481	1,529
Note payable	—	3,000
Capital lease obligations, current portion	512	517

Total current liabilities	25,523	27,277
Capital lease obligations, long-term portion	295	531
Deferred tax and other liabilities, non-current	10,666	10,101
Accrued pension	3,178	2,962
Commitments and contingencies
Stockholders’ equity:
Common stock	52	52
Additional paid-in capital	250,067	246,173
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive income	6,369	4,792
Accumulated deficit	(76,318)	(80,131)

Total stockholders’ equity	180,005	170,721

Total liabilities and stockholders’ equity	$219,667	$211,592

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$46,735	$39,033	$85,789	$59,925
Cost of revenues	25,371	24,507	47,527	35,320

Gross profit	21,364	14,526	38,262	24,605
Operating expenses:
Research and development	5,661	3,233	10,571	6,109
Sales and marketing	3,216	3,013	6,168	5,239
General and administrative	5,221	4,332	10,082	7,424
Amortization of acquisition-related intangible assets	3,140	1,503	6,327	1,952
Restructuring	122	—	122	—

Total operating expenses	17,360	12,081	33,270	20,724

Income from operations	4,004	2,445	4,992	3,881
Interest and other income, net	176	28	380	222

Income before income taxes	4,180	2,473	5,372	4,103
Provision for income taxes	1,352	353	1,503	400

Net income	$2,828	$2,120	$3,869	$3,703

Basic net income per share	$0.06	$0.05	$0.08	$0.09

Diluted net income per share	$0.05	$0.05	$0.07	$0.09

Shares used to compute basic net income per share	50,746	44,444	50,422	40,681

Shares used to compute diluted net income per share	52,540	46,360	52,310	42,620

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$3,869	$3,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,050	4,126
Stock-based compensation	2,016	2,457
Deferred taxes	(488)	—
Other	8	20
Changes in operating assets and liabilities:	(1,837)	(1,189)

Net cash provided by operating activities	12,618	9,117
Investing Activities
Sales/maturities of available-for-sale securities, net	19	3,015
Purchases of property and equipment	(6,167)	(2,407)
Pay-out of ISG contingent consideration	(2,894)	(1,150)
Purchase of PDI, net of cash acquired and acquisition costs accrued	—	(13,300)
Re-payment of note payable issued in connection with PDI acquisition	(3,000)	—
Micro Linear acquisition costs	(403)	—

Net cash used in investing activities	(12,445)	(13,842)
Financing Activities
Principal payments on capital lease obligations	(258)	(107)
Proceeds from employee stock plans	1,915	4,073

Net cash provided by financing activities	1,657	3,966
Effect of exchange rate changes on cash	257	558
Increase (decrease) in cash and cash equivalents	2,087	(201)
Cash and cash equivalents at beginning of period	24,847	11,266

Cash and cash equivalents at end of period	26,934	11,065

Supplemental disclosures of noncash investing and financing activities
PDI acquisition costs	$—	$550
Reclassification of property and equipment and other	$94	$95
Issuance of common stock in connection with the acquisition of PDI	$—	$53,000
Issuance of note payable in connection with the acquisition of PDI	$—	$6,000
Disposal of property and equipment	$1,298	$—
Non-cash adjustments to goodwill and other	$784	$1,432
Equipment acquired under capital lease	$—	$252

See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

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

Recent Accounting Pronouncements

Effective at the beginning of the first quarter of 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.”

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

At June 30, 2007, the Company’s 1998 Stock Plan (the “1998 Plan”), was the only stock-based employee compensation plan impacted by the adoption of SFAS 123R. Equity awards granted under the 1998 Plan have historically consisted of stock options and more recently restricted stock purchase rights and performance shares, which we collectively refer to as stock awards. The total compensation expense related to this plan was approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2007. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25. Accordingly, the Company did not typically recognize compensation expense for stock option grants, as it granted stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. In 2004, the Company began granting stock awards at an exercise price of par value ($0.001 per share) which are subject to a right of reacquisition by the Company at cost or for no consideration in the event that the recipient’s employment terminates without the vesting milestones having been achieved. The Company measures the fair value of the stock awards based upon the fair market value of the Company’s common stock on the dates of grant and recognizes any resulting compensation expense, net of a forfeiture rate, on a straight-line basis over the associated service period, which is generally the vesting term of the stock awards. The Company typically estimates forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Due to the availability of net operating loss carryforwards, the Company did not recognize tax benefit for the tax deduction from stock option exercises for the three and six months ended June 30, 2007 and 2006.

A summary of stock option activity under the 1998 Plan as of June 30, 2007 and changes during the three months ended June 30, 2007 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2007	2,510,343	$2.53
Granted	—
Exercised	(588,386)	$2.35
Forfeited/cancelled/expired	(917)	$4.25

Outstanding at June 30, 2007	1,921,040	$2.58	5.71	$17,877

Exercisable at June 30, 2007	1,776,923	$2.44	5.57	$16,785

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended June 30, 2007 was approximately $4.8 million. The total fair value of stock options vested and expensed was approximately $170,000, before and after tax, for the three months ended June 30, 2007.

As of June 30, 2007, approximately $510,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 1.19 years.

Cash received from stock option exercises for the three months ended June 30, 2007 was approximately $1.4 million.

Nonvested stock awards as of June 30, 2007 and changes during the three months ended June 30, 2007 were as follows:

Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2007	1,200,532	$7.23
Granted	148,757	$10.76
Vested	(284,203)	$4.86
Forfeited/cancelled/expired	(41,506)	$8.34

Nonvested at June 30, 2007	1,023,580	$8.35

As of June 30, 2007, there was $6.6 million of unrecognized stock-based compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.86 years.

Total stock-based compensation expense related to stock options and stock awards under the 1998 Plan was allocated as follows:

	Three months ended June 30,						Six months ended June 30,
	2007			2006			2007			2006
	(in thousands)						(in thousands)
	Stock Options	Stock Awards	Total	Stock Options	Stock Awards	Total	Stock Options	Stock Awards	Total	Stock Options	Stock Awards	Total
Cost of sales	$21	$62	$83	$132	$53	$185	$48	$133	$181	$192	$80	$272
Research and development	47	231	278	175	91	266	101	442	543	363	155	518
Sales and marketing	42	90	132	203	51	254	101	180	281	407	86	493
General and administrative	60	422	482	424	139	563	168	843	1,011	948	230	1,178

Total stock-based compensation expense(1)	$170	$805	$975	$934	$334	$1,268	$418	$1,598	$2,016	$1,910	$551	$2,461

(1)	Stock-based compensation costs capitalized into inventory of approximately $20,000 are not included in the table above.

3. Business Combinations

Acquisition of Premier Devices, Inc.

On April 3, 2006 (“the closing date”), Sirenza acquired Premier Devices, Inc. (“PDI”) in exchange for 7.0 million shares of Sirenza common stock, valued at $53.0 million, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing one year from the date of issuance, and approximately $2.1 million in estimated direct transaction costs for a preliminary purchase price of $75.1 million. The fair value of the Company’s common stock issued in connection with the PDI acquisition was derived using an average market price per share of Sirenza common stock of $7.58, based on the average of the closing prices for a range of trading days commencing February 2, 2006 and ending February 8, 2006 around the announcement date (February 6, 2006) of the acquisition. The Company’s results of operations include the effect of the PDI acquisition from the closing date, with PDI’s results having been reported to date as a separate business segment.

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

Due to a series of transactions that occurred prior to the date that Sirenza acquired the stock of PDI, PDI may have incurred certain contingent income tax liabilities that were not recorded in its financial statements. Sirenza is in the process of evaluating the likelihood that these liabilities would be assessed as well as the amount of such liabilities. Sirenza’s preliminary estimate of any contingent tax liabilities is between zero and $17.0 million. Any adjustments to record a liability or cash payout related to the aforementioned tax contingencies has been or will be recorded as additional goodwill and are not expected to affect Sirenza’s reported operating results other than with respect to any interest and penalties as described in Note 11. Sirenza cannot be assured that the portion of the PDI purchase price held in escrow to secure indemnification obligations of the former PDI shareholders will be sufficient to offset any amounts that Sirenza may be obligated to pay related to such tax contingencies, or that such indemnification obligations will not expire prior to the time that Sirenza becomes obligated to pay such amounts, if any. Sirenza has not recorded any tax liability under FIN 48 related to the aforementioned PDI transactions that occurred prior to the date that Sirenza acquired the stock of PDI.

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

Note 4: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets totaled $3.1 million and $1.5 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $6.3 million and $2.0 million for the six-month periods ended June 30, 2007 and 2006, respectively. Acquisition-related intangible assets are being amortized over the periods in which the economic benefits of such assets are expected to be used. Acquisition-related intangible assets are being amortized on a straight-line basis, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	$34,355	$6,017	$28,338	$33,915	$3,395	$30,520
Developed Product Technology	27,268	9,200	18,068	27,115	5,982	21,133
Core Technology Leveraged	6,360	1,419	4,941	6,360	992	5,368
Committed Customer Backlog	180	180	—	180	120	60

	$68,163	$16,816	$51,347	$67,570	$10,489	$57,081

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

As of June 30, 2007, the Company’s estimated amortization expense related to its acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2007 (remaining 6 months)	$6,386
2008	10,339
2009	7,688
2010	5,554
2011	5,416
Thereafter	15,964

$51,347

Amortization expense included in the table above is subject to change due to foreign currency fluctuations as a significant portion of the Company’s acquisition-related intangible assets are related to foreign subsidiaries.

Note 5: Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2007 are as follows (in thousands):

	SMDI Segment	PDI Segment	Total
Balance as of December 31, 2006	$24,586	$35,276	$59,862
Goodwill adjustments	116	602	718
Effect of foreign currency rate change	—	723	723

Balance as of June 30, 2007	$24,702	$36,601	$61,303

The PDI Segment goodwill adjustments primarily relate to tax liability adjustments existing prior to the date of the acquisition as a result of the Company adopting FIN 48 “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” in the first quarter of 2007. See Note 11. The SMDI segment goodwill adjustments above primarily relate to the accrual of $177,000 for the 2007 ISG earn-out in the second quarter of 2007, partially offset by the collection of previously reserved accounts receivable that were not expected to be collectible at the time of the Micro Linear acquisition.

Note 6: Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value).

The Company plans production based on orders received and forecasted demand and must order wafers and raw material components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference may have a material impact on our actual results of operations.

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$12,604	$14,483
Work-in-process	5,304	4,456
Finished goods	6,660	8,106

	$24,568	$27,045

Note 7: Restructuring Activities

As part of an effort to increase the efficiency of the Company’s worldwide manufacturing operations, the Company initiated a plan to transition most of the Broomfield, Colorado manufacturing operations to Shanghai, China, As a result of the manufacturing transition, the Company intends to terminate approximately 85 employees located in the United States, the majority of which are engaged in manufacturing and manufacturing-related activities. The Company expects to incur approximately $330,000 in one-time termination benefits. During the second quarter of 2007, the Company recorded approximately $122,000 of restructuring expense, which is recorded as a separate component within operating expenses. The majority of the one-time termination benefits relate to the SMDI segment. The Company expects to pay the majority of its one-time termination benefits in the fourth quarter of 2007 and the first quarter of 2008.

Note 8: Net Income Per Share

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

The shares used in the computation of the Company’s basic and diluted net income per common share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Weighted average common shares outstanding	50,746	44,444	50,422	40,681
Dilutive effect of employee stock options and awards	1,794	1,916	1,888	1,939

Weighted average common shares outstanding, assuming dilution	52,540	46,360	52,310	42,620

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and employee stock awards.

The effect of options to purchase 5,000 shares of common stock have not been included in the computation of diluted net income per share for the quarters ended June 30, 2007 and 2006 as the effect would have been antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

Note 9: Retirement Benefit Plan

The Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with an unfunded obligation of approximately $3.2 million.

The components of the net periodic benefit cost for the defined benefit pension plan were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service Cost	$42	$30	$67	$30
Interest Cost	43	30	69	30
Expected return on plan assets	—	—	—	—
Recognized actuarial loss	—	—	—	—

Net periodic benefit cost	$85	$60	$136	$60

The actuarial assumptions used to calculate the net periodic benefits cost for the defined benefit pension plan were as follows:

2007
Discount rate	4.5%
Rate of compensation increase	2.5%

Note 10: Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$2,828	$2,120	$3,869	$3,703
Change in net unrealized gains (losses) on available-for-sale investments	—	22	(1)	40
Change in cumulative translation adjustment	874	1,826	1,578	1,826

Total comprehensive income	$3,702	$3,968	$5,446	$5,569

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30, 2007	December 31, 2006
Cumulative translation adjustment	$6,422	$4,844
Additional pension liability experience	(52)	(52)
Accumulated net unrealized loss on available-for-sale securities	(1)	—

Total accumulated other comprehensive income	$6,369	$4,792

As the Company intends to indefinitely reinvest the earnings of our non-U.S. subsidiaries, the Company has not reported the cumulative translation adjustment and minimum pension liability net of German tax. The U.S. tax effect of the net unrealized gain (loss) on available-for-sale securities is not material for any period presented.

Note 11: Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. The tax years of 2003-2006 remain open to examination in the U.S. jurisdiction and the Company’s U.S. net operating loss carryforwards are subject to examination for the years in which they were generated. There is a range of open tax years in our foreign jurisdictions with the earliest open year being 1999.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Upon adoption, the Company increased the liability for net unrecognized tax positions by $663,000, of which $56,000 would favorably affect our effective tax rate if recognized. The $663,000 increase was accounted for as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $56,000 and an increase to goodwill of $607,000. See our related discussion in Note 3: Business Combinations. At June 30, 2007, we had $713,000 of unrecognized tax positions, of which $106,000 would favorably affect our effective tax rate if recognized. These unrecognized tax positions were classified as deferred tax and other liabilities, non-current. Although timing of any resolution is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax positions would materially change in the next twelve months.

The Company’s policy is to include interest and penalties related to unrecognized tax positions within the provision for income taxes. With the adoption of FIN 48, the Company accrued $85,000 for the payment of interest and penalties relating to unrecognized tax positions, of which $56,000 was recorded to retained earnings, $9,000 was recorded to goodwill and $20,000 was recorded in our first quarter of 2007 provision for income taxes. We accrued an additional $30,000 of interest and penalties in our second quarter of 2007 provision for income taxes.

Note 12: Segments of an Enterprise and Related Information

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

Subsequent to the acquisition of PDI in April 2006, the Company operated in two business segments through June 30, 2007: the PDI segment, consisting of the business and product lines we acquired from PDI, and the SMDI segment, consisting of Sirenza’s pre-existing RF component sales business and, following its acquisition in October 2006, the former Micro Linear business.

SMDI Segment:

The SMDI segment consists of the Company’s RF component sales business predating the acquisition of PDI in April 2006 as well as the business of Micro Linear acquired in October 2006. The products of the SMDI segment serve six principal end markets noted below:

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

Within the SMDI segment’s marketing function the Company established six market-facing strategic business units, or SBUs, which allowed the segment to further concentrate and prioritize its efforts in strategic planning, product development, and marketing of the segment’s products to better support its worldwide customers.

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

Although the Company’s chief operating decision maker reviews disaggregated revenue information by SBU within the SMDI and product groupings within the PDI segment, the SBUs and product groupings do not have separate profit and loss statements reviewed by the Company’s chief operating decision maker.

Segment information is summarized as follows (in thousands):

	SMDI	PDI	Elimination of intersegment net revenue and other	Total Company
For the three months ended June 30, 2007
Net revenues	$26,973	$19,863	$(101)	$46,735
Operating income	$1,806	$2,198	$—	$4,004
For the six months ended June 30, 2007
Net revenues	$50,512	$35,609	$(332)	$85,789
Operating income	$1,760	$3,203	$29	$4,992
For the three months ended June 30, 2006
Net revenues	$25,018	$14,015	$—	$39,033
Operating income (loss)	$3,298	$(853)	$—	$2,445
For the six months ended June 30, 2006
Net revenues	$45,910	$14,015	$—	$59,925
Operating income (loss)	$4,734	$(853)	$—	$3,881

The disaggregated revenue information by SBU that is reviewed by the CODM within the SMDI segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Aerospace, Defense and Homeland Security	$1,680	$1,814	$3,106	$3,312
Broadband Network Applications	892	5,650	1,924	10,842
Mobile Wireless	13,871	9,336	25,256	16,522
Standard Products	4,622	4,914	10,506	9,408
Wireless Access	2,946	3,304	4,565	5,826
Consumer Applications	2,962	—	5,155	—

Total SMDI segment net revenues	$26,973	$25,018	$50,512	$45,910

The disaggregated revenue information by major product type that is reviewed by the CODM within the PDI segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
CATV	$11,374	$6,888	$21,567	$6,888
Engineered technical solutions	4,169	5,406	6,481	5,406
Passive RF components	4,219	1,721	7,229	1,721
Intersegment products	101	—	332	—

Total PDI segment net revenues	$19,863	$14,015	$35,609	$14,015

Note 12: Contingencies

On August 30, 2006, a complaint regarding a putative class action lawsuit, Yevgeniy Pinis v. Timothy R. Richardson, et al., No. 2381-N, was filed in the Court of Chancery of the State of Delaware in New Castle County against us, Micro Linear

Corporation (“Micro Linear”), Metric Acquisition Corporation and Micro Linear’s board of directors in connection with our proposed acquisition of Micro Linear. The complaint was amended on September 12, 2006. The amended complaint alleged, among other things, that the Micro Linear board of directors violated its fiduciary duties to the stockholders of Micro Linear by approving the proposed merger of Metric Acquisition Corporation with and into Micro Linear, that the consideration proposed to be paid to the stockholders of Micro Linear in the merger was unfair and inadequate and that the proxy statement/prospectus that forms a part of our registration statement on Form S-4 (as amended and filed on September 13, 2006) was deficient in a number of respects. The complaint sought, among other things, an injunction prohibiting us and Micro Linear from consummating the merger, rights of rescission against the merger and the terms of the merger agreement, damages incurred by the class, and attorneys’ fees and expenses. On October 4, 2006, we and Micro Linear agreed in principle with the plaintiff to a settlement of this lawsuit. The agreement in principle as to the proposed settlement contemplated that counsel for the plaintiff would request a reasonable award of fees and expenses from the court in connection with the lawsuit, with the amount of any fee award ultimately granted being within the court’s discretion. We and the other defendants reserved our rights to negotiate in good faith regarding and to oppose plaintiff’s related fee application. Further to the proposed settlement, the parties agreed to provide the stockholders of Micro Linear with certain additional disclosures. The settlement was subject to the approval of the Delaware Court of Chancery and provided for a broad release of claims by the stockholder class. In May 2007, notice of the court’s hearing to consider and potentially approve the proposed settlement, including further information about the terms of the proposed settlement and the release of claims was mailed to the members of the stockholder class. On July 19, 2007, the Delaware Court of Chancery held a settlement hearing, at which the proposed settlement was approved in all respects, the plaintiff’s attorneys were awarded $350,000 in attorney’s fees and costs, and the action was dismissed with prejudice as to all defendants. We expect that most of the award to plaintiff’s counsel will be paid for by the proceeds of insurance.

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement. We believe we have meritorious defenses and intend to defend the case vigorously.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. In December 2005, we moved for summary judgment dismissing Mini-Circuits’ claims, and Mini-Circuits cross-moved for summary judgment dismissing our counterclaims. On August 30, 2006, the court issued an order determining that factual issues requiring a trial precluded dismissal of Mini-Circuits’ claims on our summary judgment motion, and, accordingly, denied our motion for summary judgment on Mini-Circuits’ claims. The court, however, granted Mini-Circuits’ motion for summary judgment, dismissing our counterclaims. While we believe Mini-Circuits’ claims to be without merit and intend to defend against Mini-Circuits’ claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of June 30, 2007. Even if we are entirely successful in defending against the lawsuit, we will have incurred significant legal expenses and our management may have to expend significant time in the defense.

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

On December 16, 2004, the Company acquired ISG Broadband, Inc. (ISG). In connection with the acquisition of ISG, cash consideration of up to $7.15 million may become due and payable by the Company upon the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The Company paid $1.15 million of cash consideration in 2006 and $2.9 million in the second quarter of 2007. The Company accrued $177,000 at June 30, 2007 related to the 2007 earn-out period, although cash consideration of up to $3.0 million may become due and payable in 2008 related to the achievement of margin contribution objectives in 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including any statements concerning our possible or expected future results of operations, future market trends or conditions, future business or strategic plans or other future events. Forward-looking statements often include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” or similar expressions. These forward-looking statements are based on expectations, forecasts and assumptions as of the date of such statements and involve risks and uncertainties that could cause actual outcomes to differ materially from those expressed in these forward-looking statements, including the factors described in “Risk Factors” below and elsewhere in this quarterly report. We intend that these forward-looking statements be subject to the safe harbors created by the provisions mentioned above. All subsequent written or spoken forward-looking statements attributable to Sirenza or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this quarterly report are made only as of the date of this report, and we do not intend, and undertake no obligation, to update these forward-looking statements.

Company Overview

Sirenza Microdevices is a supplier of radio frequency, or RF, components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets. Our products are designed to optimize the reception and transmission of voice, video and data signals in mobile wireless communications networks and in other wireless and wireline applications.

Commercial applications for Sirenza’s RF components include mobile wireless infrastructure networks, wireless local area networks, fixed wireless networks, broadband wireline applications such as coaxial cable and fiber optic networks and cable television set-top boxes. Sirenza also supplies components to consumer- oriented end markets including antennae and receivers for satellite radio, tuner-related integrated circuits, or ICs, for high definition television, or HDTV, and transceiver ICs for use in digital cordless telephones, personal handyphone systems, or PHS, handsets, wireless speakers, cordless headsets and other personal electronic appliances. Sirenza’s aerospace and defense, or A&D, products include RF components for government, military, avionics, space and homeland security systems.

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

On April 3, 2006, we acquired Premier Devices, Inc., or PDI, for an aggregate purchase price of $75.1 million, consisting of 7,000,000 shares of our common stock valued at $53.0 million, $14.0 million in cash, $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing in one year and $2.1 million in direct transaction costs. PDI designed, manufactured and marketed complementary RF components featuring technologies common to existing and planned Sirenza products. PDI was headquartered in San Jose, California with manufacturing operations in Shanghai, China and Nuremberg, Germany. This acquisition expanded both the depth and breadth of our products by adding PDI’s CATV amplifier, module and optical receiver offerings as well as its line of passive RF components such as mixers, splitters, transformers, couplers isolators, circulators and amplifiers. The acquisition also brought us design and manufacturing capabilities in Asia and Europe, including PDI’s passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly. We believe that these new product offerings and capabilities advanced our strategic objective of diversifying and expanding our end markets and applications. Our results of operations include the effect of the PDI acquisition from the date of acquisition. The results of the former PDI operations have been reported to date as a separate business segment.

On October 31, 2006, we acquired Micro Linear Corporation, or Micro Linear, for approximately 4.9 million shares of our common stock, valued at approximately $44.9 million and approximately $1.0 million in estimated direct transaction costs. Micro Linear, headquartered in San Jose, California, was a fabless semiconductor company specializing in wireless integrated circuit (IC) solutions used in a variety of wireless applications serving global end markets. Under the terms of the merger agreement, the holders of the outstanding common stock of Micro Linear became entitled to receive 0.365 of a share of our common stock for each share of Micro Linear common stock they held at the date of closing. Our results of operations include the effect of the Micro Linear acquisition from the date of acquisition. The results of the former Micro Linear operations have been reported to date within our SMDI business segment.

Subsequent to the acquisition of PDI in April 2006, we operated in two business segments through June 30, 2007: the PDI segment, consisting of the business and product lines we acquired from PDI, and the SMDI segment, consisting of Sirenza’s pre-existing RF component sales business and the business acquired from Micro Linear. We centralized our engineering and research and development functions, and within our marketing function established five market-facing strategic business units, or SBUs, which allowed us to further concentrate and prioritize our efforts in strategic planning, product development, and marketing to better support our worldwide customers. Following our Micro Linear acquisition we added the Consumer Applications SBU. The SBUs do not have separate profit and loss statements reviewed by our chief operating decision maker, and accordingly are aggregated and reported within the single SMDI segment.

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

Beginning in the third quarter of 2007, our SMDI and PDI segments will be re-aligned into two new market-oriented divisions: Wireless and Broadband/Consumer. Our Wireless division will focus on the markets served by our Mobile Wireless, Standard Products, Aerospace and Defense and Wireless Access SBUs, which comprised most of the markets served by our historical SMDI segment. Our Broadband/Consumer division will focus on the markets previously served by our PDI segment, and will include SBUs for CATV, RF Passive Components and ETS. The Consumer and Broadband SBUs formerly included in our SMDI segment will be represented by a single Consumer SBU within the Broadband/Consumer segment.

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

While the majority of the consumer applications products we acquired from Micro Linear and include in our SMDI segment sales were initially sold through our distribution channel, in the second quarter of 2007 distribution sales of these products decreased on a percentage basis while direct channel sales of such products increased, as we terminated existing agreements with several distributors in order to employ a direct sales model.

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

We are also focusing on expansion through a combination of in house development of new products and acquisitions, as evidenced by our acquisition of PDI, which expanded both the depth and breadth of our product lines, and extended our design and manufacturing capabilities into Asia and Europe. The addition to our product portfolio of PDI’s complementary RF components has increased our penetration of the CATV infrastructure market and allows us to offer a more complete set of RF solutions to our combined customers. Similarly, our acquisition of Micro Linear was intended to support our product and end market diversification strategy by adding RF transceiver and network media conversion products and engineering talent to our portfolio and giving us access to new consumer and other end markets such as digital cordless telephones, personal handyphones, and wireless headsets.

Geographic Concentration.

Sales into Asia increased in each of the last three years as a result of OEMs increasingly outsourcing their manufacturing to CMs, primarily in China. In addition, we have increased our focus and presence in China and are experiencing increased direct shipments to various Chinese OEM customers. As a result of the PDI acquisition, our sales into Asia have decreased as a percentage of total net revenues, as most of PDI’s sales are to customers located in the United States. However, we continue to expect that a large portion of our sales in 2007 will be in the Asia region.

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

For our IC products, we outsource our wafer manufacturing and packaging and then perform the majority of our final testing and tape and reel assembly at our Colorado manufacturing facility. The testing and tape and reel assembly for our IC products acquired in the Micro Linear acquisition are outsourced to third party suppliers. For our SMDI segment MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado. For our satellite antenna and other broadband products, we outsource our assembly and testing to a third-party vendor. We build and test a significant majority of our PDI segment products in our manufacturing and test facilities in Shanghai, China and Nuremberg, Germany. In 2007 we intend to transition most of our Colorado manufacturing operations to our Shanghai facility. After the transition, we expect that a majority of our worldwide manufacturing will be conducted in Shanghai.

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

In the markets in which we operate, IC products have historically yielded a higher gross margin than MCMs, satellite antenna products and most of the products manufactured and sold by our PDI segment. In addition our newer power amplifiers targeted at makers of light sources for rear-projection TVs may also yield lower gross margins than our wireless infrastructure products on average. Therefore, an increased percentage of sales of IC products in a given period is likely to have an accretive effect on our gross margin. Conversely, an increased percentage of sales of PDI segment products or MCMs, and in particular satellite antenna products and power amplifiers targeted at makers of light sources for rear-projection TVs, in a given period is likely to have a dilutive effect on our gross margin.

3.	Market

Our products are sold into a wide variety of markets and each of these markets has a pricing structure that is dictated by the economics of that particular market. Therefore, the gross margin on our products can vary by the markets into which they are sold. An increased percentage of sales into higher margin markets in a given period will have an accretive effect on our gross margin, and an increased percentage of sales into lower margin markets in a given period will generally have the opposite effect. This is particularly evident for our satellite antenna product and power amplifiers targeted at makers of light sources for rear-project TVs, which are sold into the consumer products, or retail, market where gross margins are generally lower than those in industrial markets.

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

Income Taxes: We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), in the first quarter of 2007. See “Note 11: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of revenue, deductions, tax credits, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

Results of Income

The following table shows selected consolidated statement of income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	100%	100%	100%	100%
Cost of revenues	54%	63%	55%	59%

Gross profit	46%	37%	45%	41%
Operating expenses:
Research and development	12%	8%	12%	10%
Sales and marketing	7%	8%	7%	9%
General and administrative	11%	11%	12%	13%
Amortization of acquisition-related intangible assets	7%	4%	7%	3%
Restructuring	0%	—	0%	—

Total operating expenses	37%	31%	39%	35%

Income from operations	9%	6%	6%	6%
Interest and other income, net	0%	0%	0%	1%

Income before income taxes	9%	6%)	6%	7%
Provision for income taxes	3%	1%	2%	1%

Net income	6%	5%	4%	6%

Comparisons of the Three and Six Months Ended June 30, 2007 and June 30, 2006

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Direct (1)	95%	95%	93%	93%
Distribution (2)	5%	5%	7%	7%

Total	100%	100%	100%	100%

United States	39%	41%	42%	34%
Asia	52%	46%	50%	51%
Europe	7%	8%	7%	9%
Other	2%	5%	1%	6%

Total	100%	100%	100%	100%

(1)	Net revenues from sales to distributors in which rights of return and price adjustment programs are not applicable are included in net revenues attributable to our direct channel.
(2)	Net revenues from sales to distributors under distribution arrangements in which rights of return and price adjustment programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $46.7 million in the second quarter of 2007 from $39.0 million in the second quarter of 2006. The increase was primarily attributable to an increase of approximately $5.8 million in the net revenues generated from sales of our PDI segment products, which we believe resulted from increased installation and enhancement activity with respect to new and existing CATV and wireless networks in the same period. Net revenues within our SMDI segment increased by approximately $2.0 million in the second quarter of 2007 compared to the second quarter of 2006 primarily as a result of an increase in sales of our mobile wireless infrastructure and consumer products, driven by sales of the consumer products we acquired in our October 2006 Micro Linear acquisition, as well as increased network installation and enhancement of new and existing wireless networks, particularly in China. Partially offsetting this increase in net revenues within our SMDI segment were lower net revenues from sales of our broadband network application products, in particular, sales of our satellite radio antenna product.

Net revenues increased to $85.8 million in the six months ended June 30, 2007 from $59.9 million in the six months ended June 30, 2006. The increase was primarily attributable to the inclusion of sales of PDI products for the full six month period ended June 30, 2007 compared to only three months in the six month period ended June 30, 2006. The PDI acquisition closed on April 3, 2006 and therefore we did not recognize any revenue on sales of PDI products prior to that date. The increase in net revenues for the six months ended June 30, 2007 was also attributable to sales of our CATV and mobile wireless infrastructure products and the consumer products we acquired from Micro Linear as described in the preceding paragraph.

Sales into Asia increased significantly in absolute dollars in both the three and six months ended June 30, 2007 primarily as a result of an increase in sales to Chinese OEM customers from both the SMDI and PDI segments and the continued outsourcing by our OEMs of their manufacturing to CMs, primarily in China. . Sales into the United States also increased in absolute dollar s in both the three and six months ended June 30, 2007 primarily as a result of increased CATV product sales.

Cost of Revenues

Cost of revenues increased to $25.4 million in the second quarter of 2007 from $24.5 million in the second quarter of 2006 and to $47.5 million for the first six months of 2007 compared to $35.3 million for the first six months of 2006. The increase in the three months ended June 30, 2007 was primarily the result of $1.7 million of additional costs associated with sales of our Micro Linear products, including $77,000 related to an increase in inventory valuation from acquisition. Partially offsetting this increase were lower cost of revenues associated with our broadband network application products, in particular, our satellite radio antenna. The increase in cost of sales for the first six months of 2007 was primarily attributable to $12.5 million of additional costs associated with sales of our PDI products and additional costs associated with sales of our Micro Linear products based on the timing of those two acquisitions, partially offset by lower cost of revenues due to fewer sales of our satellite radio antenna products.

Gross Profit and Gross Margin

Gross profit increased to $21.4 million in the second quarter of 2007 from $14.5 million in the second quarter of 2006 and to $38.3 million for the first six months of 2007 compared to $24.6 million for the first six months of 2006. Gross margin increased to 46% in the second quarter of 2007 from 37% in the second quarter of 2006 and to 45% in the first six months of 2007 compared to 41% in the first six months of 2006. Included in gross margin for the three and six months ended June 30, 2006 were costs of $2.3 million related to an increase in inventory valuation from the PDI acquisition. We did not incur these costs in the three and six months ended June 30, 2007 and as a result, our gross margin for such periods were favorably impacted. In addition, there were fewer sales of our satellite radio antenna products in the three and six months ended June 30, 2007, which typically result in a lower gross margin than sales of our other products. As there were fewer sales of these products in the three and six month periods ended June 30, 2007, our gross margin was also favorably impacted.

Operating Expenses

Research and Development. Research and development expenses increased to $5.7 million in the second quarter of 2007 from $3.2 million in the second quarter of 2006 and to $10.6 million for the first six months of 2007 from $6.1 million for the first six months of 2006. For the three months ended June 30, 2007, aggregate research and development expenses increased approximately $1.2 million due to base pay increases implemented in the second half of 2006 as well as the addition of employees engaged in research and development activities, primarily as a result of the Micro Linear acquisition. Also contributing to the increase was additional incentive compensation expense of $568,000 based upon the achievement of performance objectives, as well as higher design software maintenance costs of $324,000. Stock-based compensation expense, depreciation expense and facility costs also contributed to the increase.

For the six months ended June 30, 2007, research and development expenses increased by approximately $2.5 million, due to base pay increases in the second half of 2006 and the addition of employees engaged in research and development activities, primarily as a result of the Micro Linear acquisition, design software maintenance costs increased by approximately $590,000, incentive compensation expenses increased by approximately $343,000 based upon the achievement of performance objectives, and we incurred higher stock-based compensation expense, depreciation expense and facility costs, driven by the same factors noted in the preceding paragraph. Also contributing to the increase for the six months ended June 30, 2007 was the inclusion of six months of costs associated with PDI research and development activities in the 2007 period compared to three months in the 2006 period based on the timing of the acquisition.

Sales and Marketing. Sales and marketing expenses increased to $3.2 million in the second quarter of 2007 from $3.0 million in the second quarter of 2006 and to $6.2 million for the first six months of 2007 from $5.2 million in the first six months of 2006. For the three months ended June 30, 2007, aggregate sales and marketing expenses increased approximately $469,000 primarily due to base pay increases in the second half of 2006. Also contributing to the increase was additional incentive compensation expense of $211,000 based upon the achievement of performance objectives. The increase was partially offset by lower stock-based compensation expense due to a number of stock option grants becoming fully amortized in the second half of 2006.

For the six months ended June 30, 2007, sales and marketing expenses increased by approximately $987,000 due to base pay increases in the second half of 2006. Also contributing to the increase for the six months ended June 30, 2007 was the inclusion of six months of costs associated with PDI sales and marketing activities compared to three months in the 2006 period based on the timing of the acquisition.

General and Administrative. General and administrative expenses increased to $5.2 million in the second quarter of 2007 from $4.3 million in the second quarter of 2006 and to $10.1 million in the first six months of 2007 from $7.4 million in the first six months of 2006. The increase in the three months ended June 30, 2007 was primarily due to incentive compensation expenses of $373,000 based upon the achievement of performance objectives, $148,000 as a result of additional professional fees and public company expenses, $143,000 of additional facility costs, primarily in China, and $129,000 of increased travel.

As for the increase in the six months ended June 30, 2007, general and administrative expenses increased by approximately $1.2 million due to base pay increases in the second half of 2006 and the addition of employees engaged in general and administrative functions, primarily as a result of the Micro Linear and PDI acquisitions. We also incurred additional costs of $510,000 due to higher professional fees and public company expenses, $271,000 for additional facility costs, primarily in China. Incentive compensation expense based on the achievement of performance objectives, travel and depreciation also contributed to the overall increase in the period. Also contributing to the increase for the six months ended June 30, 2007 was the inclusion of six months of costs associated with PDI general and administrative activities compared to three months in the 2006 period based on the timing of the acquisition.

Amortization of Acquisition-Related Intangible Assets. We recorded amortization expense of $3.1 million in the second quarter of 2007 and $1.5 million in the second quarter of 2006 related to our acquired intangible assets. We recorded amortization expense of $6.3 million during the six months ended June 30, 2007 and $2.0 million during the six months ended June 30, 2006. See our disclosure under Note 4: “Amortizable Acquisition-Related Intangible Assets” in Notes to Condensed Consolidated Financial Statements set forth above for more information pertaining to the amortization of acquisition-related intangible assets.

Restructuring. In the second quarter of 2007, the Company recorded restructuring charges of $122,000 related to one-time termination benefits as a result of the Company’s transition of most of its manufacturing operations from Broomfield, Colorado to Shanghai, China. See our disclosure under Note 7: “Restructuring Activities” in Notes to Condensed Consolidated Financial Statements set forth above for more information pertaining to the restructuring expenses.

Interest and Other Income, Net. Interest and other income, net, includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations, foreign currency transaction remeasurement gains and losses and other miscellaneous items. We had net interest and other income of $176,000 in the second quarter of 2007 compared to $28,000 of net interest and other income in the second quarter of 2006. We had net interest and other income of $380,000 in the first six months of 2007 compared to $222,000 in the first six months of 2006. The increase in net interest and other income in both periods was primarily attributable to an increase in interest income in 2007 due to higher cash balances. Also, contributing to the overall increase in both the three and six months ended June 30, 2007 was a decrease in interest expense associated with the notes payable to the former shareholders of PDI, which was paid in full in April 2007.

Provision for Income Taxes. We recorded tax expense for the second quarter of 2007 of $1.4 million compared to $353,000 for the second quarter of 2006. The income tax expense represents our net U.S. and non-U.S. current and deferred income tax expense. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of the change in valuation allowance, miscellaneous non-deductible items, tax credits and non-U.S. taxes, specifically a low Chinese tax rate.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $26.9 million and our working capital approximated $61.0 million. We had $512,000 in short-term debt and $295,000 of long-term debt at June 30, 2007 both consisting of capital lease obligations.

Net cash provided by operating activities

Operating activities provided cash of $12.6 million in the first six months of 2007 and $9.1 million in the first six months of 2006. In the first six months of 2007, the primary sources of cash were $3.9 million of net income, as adjusted for non-cash charges of $9.1 million for depreciation and amortization, $2.0 million for stock-based compensation, and other changes in operating assets and liabilities.

Our accounts receivable were approximately $9.3 million higher at the end of the second quarter of 2007 compared to the end of 2006. The increase in accounts receivable was primarily attributable to an increase in overall sales from the fourth quarter of 2006 as well as the relative proportion of such sales which occurred in the latter part of the second quarter of 2007. Our days sales outstanding, or DSOs, were 63 days in the second quarter of 2007, compared to 55 days in the fourth quarter of 2006.

Inventories decreased to $24.6 million at June 30, 2007 from $27.0 million at December 31, 2006. The decrease was primarily attributable to lower finished goods inventories as a result of increased inventory turns. Our inventory turns increased to 4.1 at June 30, 2007 from 3.1 at the end of 2006.

Accounts payable increased to $11.7 million at June 30, 2007 from $9.4 million at December 31, 2006. The increase in accounts payable was primarily attributable to an increase in purchasing activity primarily to support our increased shipment volumes.

Net cash used in investing activities

Cash used in investing activities totaled $12.4 million in the first six months of 2007 and primarily related to $6.2 million of capital expenditures for equipment, leasehold improvements, mask sets, furniture and fixtures and computer equipment and software During the first six months of 2007, we also paid the remaining $3.0 million note payable to the PDI shareholders and paid ISG contingent earn-out consideration of $2.9 million.

As a result of an earn-out related to our acquisition of ISG at the end of 2004, additional cash consideration of up to $3.0 million may become due and payable based on achievement of margin contribution objectives attributable to sales of selected products through December 31, 2007. The Company accrued $177,000 at June 30, 2007 related to the 2007 earn-out period, and any related payments are expected to be paid in the second quarter of 2008.

Cash provided by financing activities

Cash provided by financing activities totaled $1.7 million in the first six months of 2007. The major financing inflow of cash related to proceeds from employee stock plans.

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

Contractual Obligations

As of June 30, 2007, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$5,497	$1,630	$2,109	$1,758	$—
Capital lease commitments	$855	$550	$305	$—	$—
Additional consideration related to the acquisition of ISG Broadband, Inc.	$177	$177	$—	$—	$—
Unconditional purchase obligations	$3,086	$3,086	$—	$—	$—

Total	$9,615	$5,443	$2,414	$1,758	$—

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

The total indicated in the table above includes $177,000 of additional cash consideration that we estimate will become due and payable in connection with our acquisition of ISG Broadband, Inc. However, up to $3.0 million may be payable in 2008 based on the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007.

We expect to fund these contractual obligations with cash and cash equivalents on hand, cash flows from operations and proceeds received from employee stock plans. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different.

Off-Balance-Sheet Arrangements

As of June 30, 2007 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate and interest rate risk that could impact our financial position and results of operations. To mitigate some of these risks, we have utilized currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We place our cash equivalents, short-term investments and restricted cash with high-credit-quality financial institutions, investing primarily in money market accounts and federal agency related securities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, a one percent increase or decrease in interest rates would increase or decrease our annual interest income by approximately $269,000, based on our cash and available-for-sale investments balance at June 30, 2007.

Foreign Currency Exchange Rate Risk

As a result of the acquisition of PDI, we now conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Our subsidiaries in Germany and China use the local currency as their functional currency, as the majority of their purchases are transacted in the local currency. However, revenue for these foreign subsidiaries is invoiced and collected in both the local currency and in U.S. dollars, typically depending on the preference of the customer. Although we did not have any derivative financial instruments outstanding as of June 30, 2007, to hedge against the risk of Euro to U.S. dollar exchange rate fluctuations, our German subsidiary has in the past contracted with a financial institution to sell U.S. dollars and buy Euros at fixed exchange rates at specific dates in the future. We continue to evaluate strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, although we cannot ensure that we will not recognize gains or losses from international transactions. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect our operating results.

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

On August 30, 2006, a complaint regarding a putative class action lawsuit, Yevgeniy Pinis v. Timothy R. Richardson, et al., No. 2381-N, was filed in the Court of Chancery of the State of Delaware in New Castle County against us, Micro Linear Corporation (“Micro Linear”), Metric Acquisition Corporation and Micro Linear’s board of directors in connection with our proposed acquisition of Micro Linear. The complaint was amended on September 12, 2006. The amended complaint alleged, among other things, that the Micro Linear board of directors violated its fiduciary duties to the stockholders of Micro Linear by approving the proposed merger of Metric Acquisition Corporation with and into Micro Linear, that the consideration proposed to be paid to the stockholders of Micro Linear in the merger was unfair and inadequate and that the proxy statement/prospectus that forms a part of our registration statement on Form S-4 (as amended and filed on September 13, 2006) was deficient in a number of respects. The complaint sought, among other things, an injunction prohibiting us and Micro Linear from consummating the merger, rights of rescission against the merger and the terms of the merger agreement, damages incurred by the class, and attorneys’ fees and expenses. On October 4, 2006, we and Micro Linear agreed in principle with the plaintiff to a settlement of this lawsuit. The agreement in principle as to the proposed settlement contemplated that counsel for the plaintiff would request a reasonable award of fees and expenses from the court in connection with the lawsuit, with the amount of any fee award ultimately granted being within the court’s discretion. We and the other defendants reserved our rights to negotiate in good faith regarding and to oppose plaintiff’s related fee application. Further to the proposed settlement, the parties agreed to provide the stockholders of Micro Linear with certain additional disclosures. The settlement was subject to the approval of the Delaware Court of Chancery and provided for a broad release of claims by the stockholder class. In May 2007, notice of the court’s hearing to consider and potentially approve the proposed settlement, including further information about the terms of the proposed settlement and the release of claims was mailed to the members of the stockholder class. On July 19, 2007, the Delaware Court of Chancery held a settlement hearing, at which the proposed settlement was approved in all respects, the plaintiff’s attorneys were awarded $350,000 in attorney’s fees and costs, and the action was dismissed with prejudice as to all defendants. We expect that most of the award to plaintiff’s counsel will be paid for by the proceeds of insurance.

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement. We believe we have meritorious defenses and intend to defend the case vigorously.

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

In addition, from time to time we become involved in litigation and regulatory proceedings incidental to the conduct of our business. While we currently believe that an adverse outcome with respect to such pending matters would not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case.

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

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. Factors that could cause operating results to fluctuate include:

•

the reduction, rescheduling or cancellation of orders by customers, whether as a result of a loss of market share by us or our customers, changes in the design of our customers’ products, slowing demand for our products or our customers’ products, over-ordering of products or otherwise;

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

•

the market acceptance of our products and particularly the timing and success of new product and technology introductions by us (such as our power amplifiers targeted at makers of light sources for rear-projection TVs) or our customers or competitors;

•	period-to-period changes in the mix of products we sell to our customers or the mix of sales between our segments, which can reduce our gross margin;

•	availability, quality and cost of semiconductor wafers and other raw materials, equipment, components, and internal or outsourced manufacturing, packaging and test capacity;

•	seasonal and other changes in customer purchasing cycles and component inventory levels, which we may be unable to predict;

•	changes in selling prices for RF components due to competitive or currency exchange rate pressures;

•	the amount, timing and relative success of our investments in R&D;

•	impairment charges associated with intangible assets, including goodwill and acquisition-related intangible assets;

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

A relatively small number of customers account for a significant portion of our net revenues in any particular period. For example, in 2006, Motorola accounted for more than 10% of net revenues and our top ten customers accounted for approximately 64% of net revenues. We expect that our history of high customer concentration and attendant risk will continue in future periods. While we enter into long-term supply agreements with customers from time to time, these contracts typically do not require the customer to buy any minimum amount of our products, and orders are typically handled on a purchase order by purchase order basis. We cannot assure you that sales to Motorola, Nokia, Huawei or other large original equipment manufacturer, or OEM, customers will not decline in the future. The loss of Motorola, Nokia or Huawei in particular, any of our other large OEM customers or any other significant customer could limit our ability to sustain and grow our net revenues, decrease our profitability and lower our stock price.

Our growth depends on the growth of the wireless and wireline communications infrastructure market. If this market does not grow, or if it grows at a slow rate, demand for our products may fail to grow or diminish.

Our growth will depend on the growth of the communications industry in general, and the market for wireless and wireline infrastructure components in particular. We cannot assure you that the market for these products will grow at all. If the market does not grow or experiences a downturn, our revenues and earnings may be materially reduced. In the past, there have been reductions throughout the worldwide communications industry in component inventory levels and equipment production volumes, and delays in the build-out of new wireless and wireline infrastructure. These events caused us to lower previously announced expectations for financial results, which caused the market price of our common stock to decrease. The occurrence of the events described above could result in lower or erratic sales for our products, decreased earnings, and a lower stock price.

Our gross margin will fluctuate from period to period, and such fluctuation could affect our financial performance, particularly earnings per share, in turn potentially decreasing our stock price.

Numerous factors will cause our gross margin to fluctuate from period to period. For example, the gross margin on sales to large OEM customers has historically been lower than on sales through our distribution channel or sales to some of our smaller direct customers, primarily due to the bargaining power of large OEM customers and their higher product volumes. If, as we expect, these large OEMs continue to account for a majority of our net revenues for the foreseeable future, the continuance of this trend will likely have a dilutive impact on gross margins in future periods. In addition, sales of our IC products have historically yielded a higher gross margin than our MCM products. Therefore, increased sales of MCM products in a given period will likely have a dilutive effect on gross margin. Sales of certain of our broadband and consumer products, in particular satellite radio antennae, have historically had lower gross margins than sales of our wireless infrastructure products. Our newer power amplifiers targeted at makers of light sources for rear-projection TVs may also yield lower gross margins than our wireless infrastructure products on average. Therefore, increased sales of such products in a given period will likely have a dilutive effect on gross margin. In 2005, sales of antenna products increased significantly as a percentage of our total sales, which had a dilutive effect on gross margin. PDI’s gross margin in prior periods has generally been lower than Sirenza’s, and therefore increased sales of PDI segment products in a given period may have a dilutive effect on gross margin.

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

We may incur higher than expected costs and business disruption in transferring our manufacturing processes to our new Shanghai facility.

In 2007 we intend to transition most of our Broomfield, Colorado manufacturing operations to a new manufacturing facility in Shanghai, China, where we have already relocated our existing Shanghai manufacturing facility. As a result of this transition, we will need to re-qualify the transitioned operations for ISO or other certifications and also re-qualify our manufacturing processes or products with major customers. After the transition, we expect that a majority of our worldwide manufacturing will be conducted in Shanghai. We expect to incur substantial capital expense and wind-down costs in connection with the transition. We may not be able to accomplish the transition in the time scheduled and may spend more than we expect in completing it. Affected employees in Broomfield may be distracted by the transition or may seek other employment before their positions are eliminated, which could cause our overall operational efficiency to suffer. We may have difficulty finding qualified employees in Shanghai on schedule to staff our expanded operations. Once the transition is complete, we may not achieve the cost savings we expect to generate in future years from the transition, and we may experience difficulty in managing the transitional operations effectively from our Colorado headquarters. Any of these occurrences could result in additional costs, business interruption or disruption, loss of customers, weaker than expected financial results, and a reduced stock price.

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

While historically we have derived most of our net revenues from the sale of products to the mobile wireless infrastructure market, one of our corporate strategies involves leveraging our core strengths in high-performance RF component design, modular design process technology and wireless systems application knowledge to expand into new markets which have similar product performance requirements, such as the rear-projection TV, broadband wireless access, Voice over Internet Protocol, or VoIP, cable, satellite radio, personal handyphone and digital cordless telephone markets. We do not have a long history in many of these markets or in consumer-oriented markets generally, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. It is possible that our competitive strengths will not translate effectively into these markets, and we will not be able to generate the revenues we expect from them or compete in them profitably. These markets also may not develop at the rates we anticipate. For example, sales of our products derived from the Micro Linear acquisition may not meet our expectations based on slowdowns in the personal handyphone, digital cordless phone or computer networking equipment markets or other factors, and the market opportunity we perceive in rear-projection TVs may not materialize or we may fail to capitalize on it. We may expend significant sums and engineering resources in attempting to develop appropriate products with which to penetrate these markets and fail to achieve our hoped for return on the investment.

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

We estimate that the development cycles of some of our products from concept to production could last more than 12 months. We have in the past experienced delays in the release of new products and an inability to successfully translate new product concepts to production in time to meet market demands or at all. The second-generation PHS products we recently acquired from Micro Linear have also experienced a longer than expected sales cycle, after the first generation of such products achieved only limited customer acceptance. In addition, the networking products acquired from Micro Linear are reaching maturity, and revenue from this product line is expected to decline in future periods. We may not be able to introduce new products in a timely and cost-effective manner, which would impair our ability to sustain and increase our net revenues, and could decrease our gross margins over time.

Our reliance on third-party wafer fabs to manufacture our semiconductor wafers may reduce our ability to fill orders and limit our ability to assure product quality and to control costs.

We do not own or operate a semiconductor fabrication facility, or fab. We currently rely on a number of third-party wafer fabs to manufacture our semiconductor wafers. These fabs include RF Micro Devices, or RFMD, for GaAs devices, Atmel for SiGe devices, TriQuint Semiconductors for our discrete devices, GCS for our indium gallium phosphide, or InGaP, devices, TSMC and Chartered Semiconductor for CMOS devices, IBM and Jazz Semiconductor for SiGe BiCMOS devices and an Asian foundry that supplies us with lateral diffused metal oxide semiconductor, or LDMOS, devices. The loss of one of our third-party wafer fabs, or any reduction of capacity, manufacturing disruption, or delay or reduction in wafer supply, could negatively and materially impact our ability to fulfill customer orders, and has in the past and could in the future damage our relationships with our customers, either of which could significantly harm our business and operating results.

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

Each of our foundries are our sole supplier for parts in the particular fabrication technology manufactured at their facility. GCS is a private company with limited capital resources and operating history. Because there are limited numbers of third-party wafer fabs that use the process technologies we select for our products and that have sufficient capacity to meet our needs, it would be difficult to find an alternative source of supply. Even if we were able to find an alternative source, using alternative or additional third-party wafer fabs would require an extensive qualification process that could prevent or delay product shipments, which could harm our business.

Our reliance on these third-party wafer fabs involves several additional risks, including reduced control over the manufacturing costs, delivery times, reliability and quality of our components produced from these wafers. The fabrication of semiconductor wafers is a highly complex and precise process. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party wafer fabs may not be able to achieve and maintain acceptable production yields in the future. To the extent our third-party wafer fabs suffer failures or defects, we have in the past and could in the future experience warranty and product liability claims, lost net revenues, increased costs, or delays in, cancellations or rescheduling of orders or shipments, any of which could harm our business and our stock price.

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

The RF component industry is intensely competitive in each of the markets we serve. With respect to our amplifier products, we compete primarily with other suppliers of high-performance RF components used in the infrastructure of communications networks such as Avago Technologies Limited, Hittite Microwave Corporation, M/A-COM, a division of Tyco Electronics Corp., NEC Corporation and WJ Communications, Inc. With respect to our satellite antenna sales, we compete with other manufacturers of satellite antennae and related equipment, including RecepTec, LLC and Wistron NeWeb Corp. For our newer broadband products, we expect our most significant competitors will include Analog Devices, Microtune, NEC, Sanyo, M/A-COM, Anadigics and ST Microelectronics. With respect to our signal source products, our primary competitors are Alps Electric Co., Ltd., M/A-COM and Mini-circuits. With respect to our A&D products, our primary competitors are Hittite, M/A-COM, Spectrum Control, Inc. and Teledyne Technologies Incorporated. Our cable television, or CATV products primarily compete with those of NEC, Freescale, Anadigics, Inc., Philips Electronics and RFHIC Company, and our wireless infrastructure products primarily compete with WJ Communications, M/A-COM, Mini-circuits and TRAK Microwave Corporation. We expect that the principal competitors for the products we have acquired from Micro Linear will include Texas Instruments (Chipcon), Nordic, Atmel, Sitel, Infineon, Philips, DSP Group, Atheros, GCT and Airoha. We also compete in a sense with our own large communications OEM customers, who often have a choice as to whether they design and manufacture RF components and subsystems internally for their own consumption or purchase them from third-party providers such as us. Competition in each of these markets is typically based on a combination of price, performance, product quality and reliability, customer support and the ability of each supplier to meet production deadlines and provide a steady source of supply. Market share at our large OEM customers in particular tends to fluctuate from year to year based not only on our relative success compared to our competitors in finding the right balance of these factors, but also based on changes in the willingness of customers to have only one source of supply. For example, we may have a 100% share of the supply of a particular product to a customer one year and only 50% the next based on the customer deciding to employ a second source for risk management or other reasons not related to our performance as a supplier.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The table below summarizes our repurchases of our common stock in the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 2007	—	—
May 2007	800	$0.001
June 2007	—	—

None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were ordinary course of business reacquisitions at cost of unvested common stock previously issued pursuant to restricted stock awards issued to employees under our 1998 Stock Plan in connection with the termination of their employment with Sirenza.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 31, 2007.

(b) At the Annual Meeting, the stockholders elected Chris Crespi and Robert Van Buskirk as Class I Directors to serve for a term of three years. The terms of office of the Class II Directors, John Bumgarner, Jr. and Casimir Skrzypczak, and the Class III Directors, John Ocampo and Gil Van Lunsen, continued following the Annual Meeting as well.

(c) The stockholders of the Company voted on the following matters at the Annual Meeting:

1.	The election of two Class I directors to serve for a term of three years; and

2.	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2007.

Votes were cast for the election of the Class I Directors as follows:

	Votes For	Votes Withheld
Robert Van Buskirk	46,990,690	587,356
Chris Crespi	46,091,219	1,486,827

The ratification of the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2007 was approved as follows:

Votes For	Votes Against	Abstentions
47,209,161	169,497	199,388

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

11.1	Statement regarding computation of per share earnings. (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(5)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2007	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: August 9, 2007	/s/ Charles R. Bland
CHARLES R. BLAND
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (2)

3.3	Bylaws of Registrant, as amended, as currently in effect. (3)

4.1	Form of Registrant’s Common Stock certificate. (4)

11.1	Statement regarding computation of per share earnings. (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

(1)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.
(2)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.
(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(4)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.
(5)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.