Form 10-Q
period 2007-09-30
SIRENZA MICRODEVICES INC
filed 2007-11-09
CIK 1103777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

As of September 30, 2007 there were 52,873,820 shares of registrant’s Common Stock outstanding.

SIRENZA MICRODEVICES, INC.

Part I. Financial Information

Item 1.	Financial Statements

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,522	$24,847
Short-term investments	—	19
Accounts receivable, net	29,827	22,227
Inventories	26,268	27,045
Other current assets	3,348	3,446

Total current assets	94,965	77,584
Property and equipment, net	18,490	15,345
Other non-current assets	1,515	1,720
Acquisition-related intangibles, net	49,319	57,081
Goodwill	62,984	59,862

Total assets	$227,273	$211,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,415	$9,389
Income taxes payable	2,288	3,232
Accrued compensation and other expenses	9,421	6,716
Other accrued liabilities	312	2,894
Deferred margin on distributor inventory	1,373	1,529
Note payable	—	3,000
Capital lease obligations, current portion	486	517

Total current liabilities	25,295	27,277
Capital lease obligations, long-term portion	198	531
Deferred tax and other liabilities, non-current	9,577	10,101
Accrued pension	3,439	2,962
Commitments and contingencies
Stockholders’ equity:
Common stock	52	52
Additional paid-in capital	252,627	246,173
Treasury stock, at cost	(165)	(165)
Accumulated other comprehensive income	9,911	4,792
Accumulated deficit	(73,661)	(80,131)

Total stockholders’ equity	188,764	170,721

Total liabilities and stockholders’ equity	$227,273	$211,592

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$45,912	$39,677	$131,701	$99,602
Cost of revenues	25,113	21,991	72,640	57,311

Gross profit	20,799	17,686	59,061	42,291
Operating expenses:
Research and development	4,853	3,358	15,424	9,467
Sales and marketing	2,681	2,500	8,849	7,739
General and administrative	6,538	4,614	16,620	12,038
Amortization of acquisition-related intangible assets	3,156	1,554	9,483	3,506
Restructuring	71	—	193	—
Impairment of investment in GCS	—	2,850	—	2,850

Total operating expenses	17,299	14,876	50,569	35,600

Income from operations	3,500	2,810	8,492	6,691
Interest and other income (expense), net	(380)	19	—	241

Income before income taxes	3,120	2,829	8,492	6,932
Provision for (benefit from) income taxes	464	(506)	1,967	(106)

Net income	$2,656	$3,335	$6,525	$7,038

Basic net income per share	$0.05	$0.07	$0.13	$0.17

Diluted net income per share	$0.05	$0.07	$0.12	$0.16

Shares used to compute basic net income per share	51,381	44,922	50,738	42,094

Shares used to compute diluted net income per share	52,881	46,849	52,496	44,030

See accompanying notes.

SIRENZA MICRODEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months Ended September 30,
	2007	2006
Operating Activities
Net income	$6,525	$7,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,702	6,681
Stock-based compensation	3,068	3,789
Deferred taxes	(1,916)	—
Impairment of GCS	—	2,850
Other	19	28
Changes in operating assets and liabilities:	(1,597)	(6,354)

Net cash provided by operating activities	19,801	14,032
Investing Activities
Sales/maturities of available-for-sale securities, net	19	4,406
Purchases of property and equipment	(7,007)	(4,254)
Pay-out of ISG contingent consideration	(2,894)	(1,150)
Purchase of PDI, net of cash received	—	(14,011)
Re-payment of note payable issued in connection with PDI acquisition	(3,000)	—
Micro Linear acquisition costs	(495)	—

Net cash used in investing activities	(13,377)	(15,009)
Financing Activities
Principal payments on capital lease obligations	(384)	(234)
Proceeds from employee stock plans	3,418	4,379

Net cash provided by financing activities	3,034	4,145
Effect of exchange rate changes on cash	1,217	1,242
Increase (decrease) in cash and cash equivalents	10,675	4,410
Cash and cash equivalents at beginning of period	24,847	11,266

Cash and cash equivalents at end of period	35,522	15,676

Supplemental disclosures of noncash investing and financing activities
Reclassification of property and equipment and other	$141	$95
Issuance of common stock in connection with the acquisition of PDI	$—	$53,000
Issuance of note payable in connection with the acquisition of PDI	$—	$6,000
Disposal of property and equipment	$1,458	$—
Non-cash adjustments to goodwill and other	$919	$2,514
Equipment acquired under capital lease	$—	$612

See accompanying notes.

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent period or for the year as a whole.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements.” The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of the first fiscal year after November 15, 2007. The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement provides companies with an option to report certain financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce complexity in accounting for financial instruments and the volatility in earnings caused by measuring related financial assets and liabilities. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective beginning in the first quarter of the first fiscal year after November 15, 2007. The Company is currently evaluating the impact this statement will have on its consolidated financial statements

Note 2: Pending Acquisition of the Company by RFMD

On August 12, 2007, the board of directors of the Company and of RF Micro Devices, Inc. (“RFMD”) approved an Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, among RFMD, Iceman Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of RFMD (“Iceman”), and the Company, which contemplates the acquisition by RFMD of the Company through (a) a merger of Iceman with and into the Company, and (b) the subsequent merger of the Company with and into RFMD. If the mergers are completed, holders of the Company common stock will receive, in exchange for each share of its common stock owned, a combination of cash in the amount of $5.56 and 1.7848 shares of RFMD common stock (with cash substituted for any fractional shares). The stock component of the merger consideration is a fixed exchange ratio that will not be adjusted for changes in the stock price of either RFMD or the Company before the mergers are completed.

At the Company’s special meeting of stockholders, held on October 29, 2007, the Company’s stockholders approved the adoption of the merger agreement. Also on October 29, 2007, at RFMD’s special meeting of shareholders, (a) the issuance of shares of RFMD’s common stock to the stockholders of the Company in the merger was approved, and (b) an increase in the maximum size of RFMD’s board of directors from nine members to 11 members (so as to permit the appointment to RFMD’s board of directors of two existing members of the Company’s board of directors) was approved.

The acquisition is expected to close during the Company’s fourth fiscal quarter. The disclosures in this report relate to the Company as a stand-alone entity and do not reflect the impact of the pending acquisition of the Company by RFMD.

Note 3: Stock-Based Compensation

At September 30, 2007, the Company’s 1998 Stock Plan (the “1998 Plan”) was the only stock-based employee compensation plan impacted by the adoption of SFAS 123R. Equity awards granted under the 1998 Plan have historically consisted of stock options and more recently restricted stock purchase rights and performance shares, which we collectively refer to as stock awards. The total compensation expense related to this plan was approximately $1.1 million and $3.1 million for the three and nine months ended September 30, 2007. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25. Accordingly, the Company did not typically recognize compensation expense for stock option grants, as it granted stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. In 2004, the Company began granting stock awards at an exercise price of par value ($0.001 per share) which are subject to a right of reacquisition by the Company at cost or for no consideration in the event that the recipient’s employment terminates without the vesting milestones having been achieved. The Company measures the fair value of the stock awards based upon the fair market value of the Company’s common stock on the dates of grant and recognizes any resulting compensation expense, net of a forfeiture rate, on a straight-line basis over the associated service period, which is generally the vesting term of the stock awards. The Company typically estimates forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Due to the availability of net operating loss carryforwards, the Company did not recognize tax benefit for the tax deduction from stock option exercises for the three and nine months ended September 30, 2007 and 2006.

A summary of stock option activity under the 1998 Plan as of September 30, 2007 and changes during the three months ended September 30, 2007 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2007	1,921,040	$2.58
Granted	—
Exercised	(515,084)	$2.92
Forfeited/cancelled/expired	—

Outstanding at September 30, 2007	1,405,956	$2.45	5.48	$20,860

Exercisable at September 30, 2007	1,293,496	$2.31	5.33	$19,385

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended September 30, 2007 was approximately $6.1 million. The total fair value of stock options vested and expensed was approximately $131,000, before and after tax, for the three months ended September 30, 2007.

As of September 30, 2007, approximately $372,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 0.97 years.

Cash received from stock option exercises for the three months ended September 30, 2007 was approximately $1.5 million.

Nonvested stock awards as of September 30, 2007 and changes during the three months ended September 30, 2007 were as follows:

Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 30, 2007	1,023,580	$8.35
Granted	227,449	$15.71
Vested	(8,001)	$8.30
Forfeited/cancelled/expired	(17,403)	$7.56

Nonvested at September 30, 2007	1,225,625	$9.72

As of September 30, 2007, there was $8.9 million of unrecognized stock-based compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 2.48 years.

Total stock-based compensation expense related to stock options and stock awards under the 1998 Plan was allocated as follows:

	Three months ended September 30,						Nine months ended September 30,
	2007			2006			2007			2006
	(in thousands)						(in thousands)
	Stock Options	Stock Awards	Total	Stock Options	Stock Awards	Total	Stock Options	Stock Awards	Total	Stock Options	Stock Awards	Total
Cost of sales	$9	$68	$77	$92	$75	$167	$57	$201	$258	$284	$155	$439
Research and development	42	266	308	154	101	255	144	707	851	517	256	773
Sales and marketing	32	125	157	180	63	243	133	306	439	587	149	736
General and administrative	48	461	509	371	292	663	216	1,304	1,520	1,319	522	1,841

Total stock-based compensation expense(1)	$131	$920	$1,051	$797	$531	$1,328	$550	$2,518	$3,068	$2,707	$1,082	$3,789

(1)	Stock-based compensation costs capitalized into inventory of approximately $28,000 are not included in the table above.

Note 4: Business Combinations

Acquisition of Premier Devices, Inc.

On April 3, 2006 (“the closing date”), Sirenza acquired Premier Devices, Inc. (“PDI”) in exchange for 7.0 million shares of Sirenza common stock, valued at $53.0 million, $14.0 million in cash and $6.0 million in promissory notes bearing 5% simple interest per annum paid monthly and maturing one year from the date of issuance, and approximately $2.1 million in estimated direct transaction costs for a preliminary purchase price of $75.1 million. The fair value of the Company’s common stock issued in connection with the PDI acquisition was derived using an average market price per share of Sirenza common stock of $7.58, based on the average of the closing prices for a range of trading days commencing February 2, 2006 and ending February 8, 2006 around the announcement date (February 6, 2006) of the acquisition. The Company’s results of operations include the effect of the PDI acquisition from the closing date, with PDI’s results having been reported through June 30, 2006 as a separate business segment. The Company changed is segment reporting structure in the third quarter of 2007 as described in note 13.

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

Due to a series of transactions that occurred prior to the date that Sirenza acquired the stock of PDI, PDI may have incurred certain contingent income tax liabilities that were not recorded in its financial statements. Sirenza is in the process of evaluating the likelihood that these liabilities would be assessed as well as the amount of such liabilities. Sirenza’s preliminary estimate of any contingent tax liabilities is between zero and $17.0 million. Any adjustments to record a liability or cash payout related to the aforementioned tax contingencies have been or will be recorded as additional goodwill land are not expected to affect Sirenza’s reported operating results other than with respect to any interest and penalties as described in Note 12. Sirenza cannot be assured that the portion of the PDI purchase price held in escrow to secure indemnification obligations of the former PDI shareholders will be sufficient to offset any amounts that Sirenza may be obligated to pay related to such tax contingencies, or that such indemnification obligations will not expire prior to the time that Sirenza becomes obligated to pay such amounts, if any. Sirenza has not recorded any tax liability under FIN 48 related to the aforementioned PDI transactions that occurred prior to the date that Sirenza acquired the stock of PDI.

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

Note 5: Amortizable acquisition-related intangible assets

Amortization of acquisition-related intangible assets totaled $3.2 million and $1.6 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $9.5 million and $3.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Acquisition-related intangible assets are being amortized over the periods in which the economic benefits of such assets are expected to be used. Acquisition-related intangible assets are being amortized on a straight-line basis, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The Company’s acquisition-related intangible assets were as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	$35,193	$7,347	$27,846	$33,915	$3,395	$30,520
Developed Product Technology	27,558	10,816	16,742	27,115	5,982	21,133
Core Technology Leveraged	6,360	1,629	4,731	6,360	992	5,368
Committed Customer Backlog	180	180	—	180	120	60

	$69,291	$19,972	$49,319	$67,570	$10,489	$57,081

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

As of September 30, 2007, the Company’s estimated amortization expense related to its acquisition-related intangible assets over the next five years and thereafter is as follows (in thousands):

2007 (remaining 3 months)	$3,258
2008	10,592
2009	7,876
2010	5,690
2011	5,548
Thereafter	16,355

$49,319

Amortization expense included in the table above is subject to change due to foreign currency fluctuations as a significant portion of the Company’s acquisition-related intangible assets are related to foreign subsidiaries.

Note 6: Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2007 are as follows (in thousands):

	Wireless Segment	Broadband/ Consumer Segment	Total

Balance as of December 31, 2006	$8,842	$51,020	$59,862
Goodwill adjustments	301	540	841
Effect of foreign currency rate change	187	2,094	2,281

Balance as of September 30, 2007	$9,330	$53,654	$62,984

The Broadband/Consumer segment goodwill adjustments primarily relate to the accrual of $312,000 for the 2007 ISG earn-out and tax liability adjustments existing prior to the date of the PDI acquisition as a result of the Company adopting FIN 48 “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” in the first quarter of 2007. See Note 12. The Wireless division goodwill adjustments above primarily relate to tax liability adjustments existing prior to the date of the PDI acquisition as a result of the Company adopting FIN 48.

Note 7: Inventories

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

The components of inventories, net of written-down inventories and reserves, are as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$13,590	$14,483
Work-in-process	5,875	4,456
Finished goods	6,803	8,106

	$26,268	$27,045

Note 8: Restructuring Activities

As part of an effort to increase the efficiency of the Company’s worldwide manufacturing operations, the Company initiated a plan to transition most of its Broomfield, Colorado manufacturing operations to Shanghai, China. As a result of the manufacturing transition, the Company intends to terminate approximately 87 employees located in the United States, the majority of which are engaged in manufacturing and manufacturing-related activities. The Company expects to incur approximately $314,000 in one-time termination benefits. During the second and third quarters of 2007, the Company recorded approximately $122,000 and $71,000 of restructuring expense, respectively, which is recorded as a separate component within operating expenses. The Company paid approximately $7,000 of one-time termination benefits in the third quarter of 2007 and has $186,000 accrued on its balance sheet as of September 30, 2007. The majority of the one-time termination benefits relate to the Wireless segment. The Company expects to pay the majority of its remaining one-time termination benefits in the first quarter of 2008.

Note 9: Net Income Per Share

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

The shares used in the computation of the Company’s basic and diluted net income per common share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Weighted average common shares outstanding	51,381	44,922	50,738	42,094
Dilutive effect of employee stock options and awards	1,500	1,927	1,758	1,936

Weighted average common shares outstanding, assuming dilution	52,881	46,849	52,496	44,030

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and employee stock awards.

The effect of options to purchase 5,000 shares of common stock have not been included in the computation of diluted net income per share for the quarters ended September 30, 2007 and 2006 as the effect would have been anti dilutive. Stock options are anti dilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

Note 10: Retirement Benefit Plan

The Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with an unfunded obligation of approximately $3.4 million.

The components of the net periodic benefit cost for the defined benefit pension plan were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service Cost	$34	$30	$101	$60
Interest Cost	35	30	104	60
Expected return on plan assets	—	—	—	—
Recognized actuarial loss	—	—	—	—

Net periodic benefit cost	$69	$60	$205	$120

The actuarial assumptions used to calculate the net periodic benefits cost for the defined benefit pension plan were as follows:

2007
Discount rate	4.5%
Rate of compensation increase	2.5%

Note 11: Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$2,656	$3,335	$6,525	$7,038
Change in net unrealized gains (losses) on available-for-sale investments	—	22	(1)	62
Change in cumulative translation adjustment	3,542	724	5,120	2,550

Total comprehensive income	$6,198	$4,081	$11,644	$9,650

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30, 2007	December 31, 2006
Cumulative translation adjustment	$9,964	$4,844
Additional pension liability experience	(52)	(52)
Accumulated net unrealized loss on available-for-sale securities	(1)	—

Total accumulated other comprehensive income	$9,911	$4,792

As the Company intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries, the Company has not reported the cumulative translation adjustment and minimum pension liability net of German tax. The U.S. tax effect of the net unrealized gain (loss) on available-for-sale securities is not material for any period presented.

Note 12: Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. The tax years of 2004-2006 remain open to examination in the U.S. jurisdiction and the Company’s U.S. net operating loss carryforwards are subject to examination for the years in which they were generated. There is a range of open tax years in foreign jurisdictions with the earliest open year being 1999.

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

Upon adoption, the Company increased the liability for net unrecognized tax positions by $663,000, of which $56,000 would favorably affect the Company’s effective tax rate if recognized. The $663,000 increase was accounted for as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $56,000 and an increase to goodwill of $607,000. See Note 4: Business Combinations. At September 30, 2007, the Company had $748,000 of unrecognized tax positions, of which $141,000 would favorably affect the Company’s effective tax rate if recognized. These unrecognized tax positions were classified as deferred tax and other liabilities, non-current. Although timing of any resolution is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax positions would materially change in the next twelve months.

The Company’s policy is to include interest and penalties related to unrecognized tax positions within the provision for income taxes. With the adoption of FIN 48, the Company accrued $85,000 for the payment of interest and penalties relating to unrecognized tax positions, of which $56,000 was recorded to retained earnings and $9,000 was recorded to goodwill. In the first, second and third quarters of 2007, the Company recorded additional penalties and interest to our 2007 provision for income taxes in the amount of $20,000, $30,000 and $35,000, respectively.

Note 13: Segments of an Enterprise and Related Information

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

Beginning in the third quarter of 2007, our historical SMDI and PDI segments were re-aligned into two new market-oriented divisions: Wireless and Broadband/Consumer. Our Wireless division focuses on the markets served by our Mobile Wireless, Standard Products, Aerospace and Defense and Wireless Access SBUs, which comprised most of the markets served by our historical SMDI segment. Our Broadband/Consumer division focuses on the markets previously served by our PDI segment, and includes SBUs for CATV, RF Passive Components and ETS. The Consumer and Broadband SBUs formerly included in our SMDI segment are now represented by a single Consumer SBU within the Broadband/Consumer division. The marketing function for each division has four market-facing strategic business units, or SBUs, which allows each division to concentrate and prioritize its efforts in strategic planning, product development, and marketing of the division’s products to better support its worldwide customers.

Wireless Division:

The products of the Wireless division serve four principal end markets noted below:

•

Mobile Wireless—this market includes global mobile wireless infrastructure applications, with particular focus on leading standards, including GSM, WCDMA, CDMA, and TD-SCDMA infrastructure opportunities.

•

Standard Products—this market includes established and emerging mid-level to smaller customers in a variety of end markets, such as point-to-point and network repeaters, to which we largely market catalog products through our global sales distribution and sales representative networks.

•	Wireless Access Applications—this market includes the WiMAX, WiFi and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

•	Aerospace and Defense Applications—this market includes aerospace, military/defense and homeland security applications.

The majority of the Wireless division’s manufacturing operations are currently conducted in Broomfield, Colorado.

Broadband/Consumer Division:

The products of the Broadband/Consumer division serve four principal end markets noted below:

•	CATV—this market includes CATV amplifier, module and optical receiver products used primarily in cable television infrastructure applications.

•

Consumer—this market includes digital cordless telephones, personal handyphone systems, wireless speakers, security cameras, cordless headsets, other personal electronic appliances, digital satellite radio applications and digital TV, or DTV applications.

•

RF Passive Components—this market includes a line of passive RF components such as mixers, splitters, transformers and couplers used primarily in CATV transmission and Mobile wireless infrastructure applications.

•	ETS—this market includes passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly.

The majority of the Broadband/Consumer division’s manufacturing operations are conducted in Shanghai, China and Nuremberg, Germany.

All intercompany transactions between the reported segments for the periods presented have been eliminated. Executive management and other corporate overhead costs are allocated to each segment. With the exception of goodwill, assets and liabilities are not discretely reviewed by the CODM, and accordingly are not detailed by segment below.

Segment information is summarized as follows (in thousands):

	Wireless	Broadband/ Consumer	Total Company
For the three months ended September 30, 2007
Net revenues	$21,412	$24,500	$45,912
Operating income (loss)	$(165)	$3,665	$3,500
For the nine months ended September 30, 2007
Net revenues	$68,878	$62,823	$131,701
Operating income	$4,102	$4,390	$8,492
For the three months ended September 30, 2006
Net revenues	$22,926	$16,751	$39,677
Operating income	$1,613	$1,197	$2,810
For the nine months ended September 30, 2006
Net revenues	$59,647	$39,955	$99,602
Operating income	$4,039	$2,652	$6,691

The segment information above has been restated to reflect the change in segment reporting structure to the Wireless and Broadband/Consumer Divisions.

Note 14: Contingencies

On August 30, 2006, a complaint regarding a putative class action lawsuit, Yevgeniy Pinis v. Timothy R. Richardson, et al., No. 2381-N, was filed in the Court of Chancery of the State of Delaware in New Castle County against us, Micro Linear Corporation (“Micro Linear”), Metric Acquisition Corporation and Micro Linear’s board of directors in connection with our proposed acquisition of Micro Linear. The complaint was amended on September 12, 2006. The amended complaint alleged, among other things, that the Micro Linear board of directors violated its fiduciary duties to the stockholders of Micro Linear by approving the proposed merger of Metric Acquisition Corporation with and into Micro Linear, that the consideration proposed to be paid to the stockholders of Micro Linear in the merger was unfair and inadequate and that the proxy statement/prospectus that forms a part of our registration statement on Form S-4 (as amended and filed on September 13, 2006) was deficient in a number of respects. The complaint sought, among other things, an injunction prohibiting us and Micro Linear from consummating the merger, rights of rescission against the merger and the terms of the merger agreement, damages incurred by the class, and attorneys’ fees and expenses. On October 4, 2006, we and Micro Linear agreed in principle with the plaintiff to a settlement of this lawsuit. The agreement in principle as to the proposed settlement contemplated that counsel for the plaintiff would request a reasonable award of fees and expenses from the court in connection with the lawsuit, with the amount of any fee award ultimately granted being within the court’s discretion. We and the other defendants reserved our rights to negotiate in good faith regarding and to oppose plaintiff’s related fee application. Further to the proposed settlement, the parties agreed to provide the stockholders of Micro Linear with certain additional disclosures. The settlement was subject to the approval of the Delaware Court of Chancery and provided for a broad release of claims by the stockholder class. In May 2007, notice of the court’s hearing to consider and potentially approve the proposed settlement, including further information about the terms of the proposed settlement and the release of claims was mailed to the members of the stockholder class. On July 19, 2007, the Delaware Court of Chancery held a settlement hearing, at which the proposed settlement was approved in all respects, the plaintiff’s attorneys were awarded $350,000 in attorney’s fees and costs, and the action was dismissed with prejudice as to all defendants. Of the award to plaintiff’s counsel, $30,800 was paid by us and the remainder was paid for by the proceeds of insurance.

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases for class certification purposes. It is uncertain whether there will be any revised or future settlement. We believe we have meritorious defenses and intend to defend the case vigorously.

On April 16, 2003, Scientific Components Corporation d/b/a Mini-Circuits Laboratory (“Mini-Circuits”) filed a complaint against us in the United States District Court for the Eastern District of New York alleging, among other things, breach of warranty by us for alleged defects in certain goods sold to Mini-Circuits. Mini-Circuits seeks compensatory damages plus interest, costs and attorneys’ fees. On July 30, 2003, we filed an answer to the complaint and asserted counterclaims against Mini-Circuits. In December 2005, we moved for summary judgment dismissing Mini-Circuits’ claims, and Mini-Circuits cross-moved for summary judgment dismissing our counterclaims. On August 30, 2006, the court issued an order determining that factual issues requiring a trial precluded dismissal of Mini-Circuits’ claims on our summary judgment motion, and, accordingly, denied our motion for summary judgment on Mini-Circuits’ claims. The court, however, granted Mini-Circuits’ motion for summary judgment, dismissing our counterclaims. While we believe Mini-Circuits’ claims to be without merit and intend to defend against Mini-Circuits’ claims vigorously, if we ultimately lose or settle the case, we may be liable for monetary damages and other costs of litigation. An estimate as to the possible loss or range of loss in the event of an unfavorable outcome cannot be made as of September 30, 2007. Even if we are entirely successful in defending against the lawsuit, we will have incurred significant legal expenses and our management may have to expend significant time in the defense.

In addition, from time to time we become involved in litigation and regulatory proceedings incidental to the conduct of our business. While we currently believe that an adverse outcome with respect to such pending matters would not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case.

On December 16, 2004, the Company acquired ISG Broadband, Inc. (ISG). In connection with the acquisition of ISG, cash consideration of up to $7.15 million may become due and payable by the Company upon the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007. The Company paid $1.15 million of cash consideration in 2006 and $2.9 million in the second quarter of 2007. The Company accrued $312,000 at September 30, 2007 related to the 2007 earn-out period, although cash consideration of up to $3.0 million may become due and payable in 2008 related to the achievement of margin contribution objectives in 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including any statements concerning our possible or expected future results of operations, future market trends or conditions, future business or strategic plans, pending acquisition by RFMD or other future events. Forward-looking statements often include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” or similar expressions. These forward-looking statements are based on expectations, forecasts and assumptions as of the date of such statements and involve risks and uncertainties that could cause actual outcomes to differ materially from those expressed in these forward-looking statements, including the factors described in “Risk Factors” below and elsewhere in this quarterly report. We intend that these forward-looking statements be subject to the safe harbors created by the provisions mentioned above. All subsequent written or spoken forward-looking statements attributable to Sirenza or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this quarterly report are made only as of the date of this report, and we do not intend, and undertake no obligation, to update these forward-looking statements.

Pending Acquisition of Sirenza by RFMD

On August 12, 2007, our board of directors and RFMD’s board of directors approved an Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, among RFMD, Iceman Acquisition Sub, Inc., and Sirenza, which contemplates the acquisition by RFMD of Sirenza through (a) a merger of Iceman with and into Sirenza, and (b) the subsequent merger of Sirenza with and into RFMD. If the mergers are completed, holders of Sirenza common stock will receive, in exchange for each share of Sirenza common stock they own, a combination of cash in the amount of $5.56 and 1.7848 shares of RFMD common stock (with cash substituted for any fractional shares). The stock component of the merger consideration is a fixed exchange ratio that will not be adjusted for changes in the stock price of either RFMD or Sirenza before the mergers are completed.

At Sirenza’s special meeting of stockholders, held on October 29, 2007, Sirenza’s stockholders approved the adoption of the merger agreement. Also on October 29, 2007, at RFMD’s special meeting of shareholders, (a) the issuance of shares of RFMD common stock to the stockholders of Sirenza in the merger was approved, and (b) an increase in the maximum size of RFMD’s board of directors from nine members to 11 members (so as to permit the appointment to RMFD’s board of directors of two existing members of the Sirenza board of directors) was approved.

The acquisition is expected to close during Sirenza’s fourth fiscal quarter. The discussions in this report relate to Sirenza as a stand-alone entity and do not reflect the impact of the pending acquisition of Sirenza by RFMD.

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

On October 31, 2006, we acquired Micro Linear Corporation, or Micro Linear, for approximately 4.9 million shares of our common stock, valued at approximately $44.9 million and approximately $1.0 million in estimated direct transaction costs. Micro Linear, headquartered in San Jose, California, was a fabless semiconductor company specializing in wireless integrated circuit (IC) solutions used in a variety of wireless applications serving global end markets. Under the terms of the merger agreement, the holders of the outstanding common stock of Micro Linear became entitled to receive 0.365 of a share of our common stock for each share of Micro Linear common stock they held at the date of closing. Our results of operations include the effect of the Micro Linear acquisition from the date of acquisition. The results of the former Micro Linear operations are being reported within our Broadband/Consumer division.

Beginning in the third quarter of 2007, our historical SMDI and PDI segments were re-aligned into two new market-oriented divisions: Wireless and Broadband/Consumer. Our Wireless division focuses on the markets served by our Mobile Wireless, Standard Products, Aerospace and Defense and Wireless Access SBUs, which comprised most of the markets served by our historical SMDI segment. Our Broadband/Consumer division focuses on the markets previously served by our PDI segment, and includes SBUs for CATV, RF Passive Components and ETS. The Consumer and Broadband SBUs formerly included in our SMDI segment are now represented by a single Consumer SBU within the Broadband/Consumer division. The marketing function for each division has four market-facing strategic business units, or SBUs, which allows each division to concentrate and prioritize its efforts in strategic planning, product development, and marketing of the division’s products to better support its worldwide customers.

Below is a brief description of the markets targeted by the marketing SBUs within our Wireless and Broadband/Consumer divisions:

Wireless Division:

The products of the Wireless division serve four principal end markets noted below:

•

Mobile Wireless—this market includes global mobile wireless infrastructure applications, with particular focus on leading standards, including GSM, WCDMA, CDMA, and TD-SCDMA infrastructure opportunities.

•

Standard Products—this market includes established and emerging mid-level to smaller customers in a variety of end markets, such as point-to-point and network repeaters, to which we largely market catalog products through our global sales distribution and sales representative networks.

•	Wireless Access Applications—this market includes the WiMAX, WiFi and emerging Ultra Wideband and Zigbee markets for infrastructure and CPE terminal applications.

•	Aerospace and Defense Applications—this market includes aerospace, military/defense and homeland security applications.

Broadband/Consumer Division:

The products of the Broadband/Consumer division serve four principal end markets noted below:

•	CATV—this market includes CATV amplifier, module and optical receiver products used primarily in cable television infrastructure applications.

•

Consumer—this market includes digital cordless telephones, personal handyphone systems, wireless speakers, security cameras, cordless headsets, other personal electronic appliances, digital satellite radio applications and digital TV, or DTV applications.

•

RF Passive Components—this market includes a line of passive RF components such as mixers, splitters, transformers and couplers used primarily in CATV transmission and Mobile wireless infrastructure applications.

•	ETS—this market includes passive component manufacturing and engineered technical solutions expertise in sourcing, integration, and board-level and subsystem assembly.

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

While the majority of the consumer applications products we acquired from Micro Linear were initially sold through our distribution channel, sales of these products have been decreasing on a percentage basis while direct channel sales of such products have been increasing, as we terminated existing agreements with several distributors in order to employ a direct sales model.

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

Customer Concentration.

Historically, a significant percentage of our net revenues have been derived from a limited number of customers, including our distributors. Over time, both as a result of our active sales and marketing efforts and industry-wide changes in customer buying patterns, our customer base has shifted significantly toward direct sales to large original equipment manufacturers, or OEMs, and their contract manufacturers, or CMs. Our OEM customers have increased their outsourcing of the manufacture of their equipment to CMs, including companies such as Celestica, Flextronics and Sanmina. As a result, we sell directly to both OEMs and CMs. Our OEM customers currently make the sourcing decisions for our sales to their CMs or suppliers. Accordingly, when we report customer net revenues in our public announcements, we typically attribute all net revenues to the ultimate OEM customer and not the respective CM or supplier.

This sales trend toward large OEMs and CMs has strengthened as a result of our recent acquisitions. For example, our acquisition of PDI contributed to this customer concentration as a large percentage of its total revenues have historically come from relatively few customers, among them Motorola.

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

Diversification and Expansion Strategy.

We have historically focused on RF components for the wireless infrastructure market. We are now focusing on diversification efforts in order to capitalize on new opportunities in end markets outside of the wireless infrastructure market such as CATV, WiMAX, HDTV and other broadband and consumer applications.

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

For our Wireless division IC products, we outsource our wafer manufacturing and packaging and then perform the majority of our final testing and tape and reel assembly at our Colorado manufacturing facility. The testing and tape and reel assembly for our Broadband/Consumer division IC products acquired in the Micro Linear acquisition are outsourced to third party suppliers. For our Wireless division MCMs, we manufacture, assemble and test most of our products at our manufacturing facility in Colorado. For our Broadband/Consumer division satellite antenna and other broadband products, we outsource our assembly and testing to a third-party vendor. We build and test a significant majority of our CATV, RF passive components and ETS Broadband/Consumer division products in our manufacturing and test facilities in Shanghai, China and Nuremberg, Germany. In 2007 we intend to transition most of our Colorado manufacturing operations to our Shanghai facility. After the transition, we expect that a majority of our world wide manufacturing will be conducted in Shanghai.

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

While the raw materials we use in our MCM products are generally available from numerous sources, we tend to use a single source of supply for each item, either because the performance characteristics of a given supplier’s product are particularly favorable or to enhance our ability to drive volume pricing by limiting our supplier base. While we believe we can find alternate sources of supply on reasonable terms, delay, redesigns and increased costs could result if we seek to qualify a new supplier.

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

In the markets in which we operate, IC products have historically yielded a higher gross margin than MCMs, and most of the products manufactured and sold by our Broadband/Consumer division. In addition, our newer power amplifiers targeted at makers of light sources for rear-projection TVs may also yield lower gross margins than our wireless infrastructure products on average. Therefore, an increased percentage of sales of IC products in a given period is likely to have an accretive effect on our gross margin. Conversely, an increased percentage of sales of Broadband/Consumer division products or MCMs, and in particular power amplifiers targeted at makers of light sources for rear-projection TVs, in a given period is likely to have a dilutive effect on our gross margin.

3.	Market

Our products are sold into a wide variety of markets and each of these markets has a pricing structure that is dictated by the economics of that particular market. Therefore, the gross margin on our products can vary by the markets into which they are sold. An increased percentage of sales into higher margin markets in a given period will have an accretive effect on our gross margin, and an increased percentage of sales into lower margin markets in a given period will generally have the opposite effect. This is particularly evident for our power amplifiers targeted at makers of light sources for rear-project TVs, which are sold into the consumer products, or retail, market where gross margins are generally lower than those in industrial markets.

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

As discussed in more detail in “Critical Accounting Policies and Estimates,” our cost of revenues, gross profit and gross margin maybe materially impacted by provisions for excess inventories.

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

Income Taxes: We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), in the first quarter of 2007. See “Note 12: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of revenue, deductions, tax credits, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We perform quarterly and annual assessments of the realizability of our net deferred tax assets considering all available evidence, both positive and negative. Assessments of the realizability of deferred tax assets require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of these assessments, we previously concluded that it was more likely than not that our U.S.net deferred tax assets would not be realized and have established a full valuation allowance against our net U.S. deferred tax assets. The valuation allowance established in 2001 was recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS 109 “Accounting for Income Taxes.”

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

Results of Income

The following table shows selected consolidated statement of income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	100%	100%	100%	100%
Cost of revenues	55%	55%	55%	57%

Gross profit	45%	45%	45%	43%
Operating expenses:
Research and development	10%	9%	12%	9%
Sales and marketing	6%	6%	7%	8%
General and administrative	14%	12%	13%	12%
Amortization of acquisition-related intangible assets	7%	4%	7%	4%
Impairment of investment in GCS	—	7%	—	3%
Restructuring	—	—	—	—

Total operating expenses	37%	38%	39%	36%

Income from operations	8%	7%	6%	7%
Interest and other income (expense), net	(1%)	—	—	—

Income before income taxes	7%	7%	6%	7%
Provision for (benefit from) income taxes	1%	(1%)	1%	—

Net income	6%	8%	5%	7%

Comparisons of the Three and Nine Months Ended September 30, 2007 and September 30, 2006

Net Revenues

The following table sets forth information pertaining to our channel and geographic net revenue composition expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Direct (1)	95%	95%	94%	94%
Distribution (2)	5%	5%	6%	6%

Total	100%	100%	100%	100%

United States	47%	41%	44%	37%
Asia	43%	47%	47%	49%
Europe	7%	11%	7%	10%
Other	3%	1%	2%	4%

Total	100%	100%	100%	100%

(1)	Net revenues from sales to distributors in which rights of return and price adjustment programs are not applicable are included in net revenues attributable to our direct channel.

(2)	Net revenues from sales to distributors under distribution arrangements in which rights of return and price adjustment programs are applicable are included in net revenues attributable to our distribution channel.

Net revenues increased to $45.9 million in the third quarter of 2007 from $39.7 million in the third quarter of 2006. The increase was primarily attributable to an increase of approximately $7.7 million in the net revenues generated from sales of our Broadband/Consumer division products, which we believe resulted from increased installation and enhancement activity with respect to new and existing CATV and wireless networks in the same period, as well as sales of the consumer products we acquired in our October 2006 Micro Linear acquisition. Partially offsetting this increase in net revenues were lower net revenues from sales of our satellite radio antenna products and lower sales to a few of our wireless infrastructure customers.

Net revenues increased to $131.7 million in the nine months ended September 30, 2007 from $99.6 million in the nine months ended September 30, 2006. The increase was primarily attributable to the inclusion of sales of PDI products for the full nine month period ended September 30, 2007 compared to only six months in the nine month period ended September 30, 2006, including net revenues generated from sales of our Broadband/Consumer division products, which we believe resulted from increased installation and enhancement activity with respect to new and existing CATV and wireless networks in the same period. Sales of the consumer products we acquired in our October 2006 Micro Linear acquisition also contributed to the increase. Partially offsetting this increase in net revenues within our Broadband/Consumer division were lower net revenues from sales of our satellite radio antenna products. The PDI acquisition closed on April 3, 2006 and therefore we did not recognize any revenue on sales of PDI products prior to that date. The increase was also the result of additional net revenues within the Wireless division for the nine months ended September 30, 2007 due to an increase in sales of our mobile wireless infrastructure products, which we believe resulted from increased network installation and enhancement of new and existing wireless networks, particularly in China.

Sales into the United States increased significantly in both the three and nine months ended September 30, 2007 primarily as a result of increased sales of the CATV products we acquired from PDI.

Cost of Revenues

Cost of revenues increased to $25.1 million in the third quarter of 2007 from $22.0 million in the third quarter of 2006 and to $72.6 million for the first nine months of 2007 compared to $57.3 million for the first nine months of 2006. The increase in the three months ended September 30, 2007 was primarily the result of higher sales and $1.1 million of additional costs associated with sales of our Micro Linear products. Partially offsetting this increase were lower cost of revenues associated with our satellite radio antenna, as a result of decreasing sales of such products. The increase in cost of sales for the first nine months of 2007 was primarily attributable to $15.1 million of additional costs associated with sales of our PDI products and additional costs associated with sales of our Micro Linear products based on the timing of those two acquisitions, partially offset by lower cost of revenues due to decreasing sales of our satellite radio antenna products.

Gross Profit and Gross Margin

Gross profit increased to $20.8 million in the third quarter of 2007 from $17.7 million in the third quarter of 2006 and to $59.1 million for the first nine months of 2007 compared to $42.3 million for the first nine months of 2006. Gross margin totaled 45% in the third quarters of 2007 and 2006 and increased to 45% in the first nine months of 2007 compared to 42% in the first nine months of 2006. Included in gross margin for the nine month period ended September 30, 2006 were costs of $2.3 million related to an increase in inventory valuation from the PDI acquisition. We did not incur these costs in the nine month period ended September 30, 2007 and as a result, our gross margin for such period was favorably impacted. In addition, there were fewer sales of our satellite radio antenna products in the nine month period ended September 30, 2007, which typically result in a lower gross margin than sales of our other products. As there were fewer sales of these products in the nine month period ended September 30, 2007, our gross margin was also favorably impacted.

Operating Expenses

Research and Development. Research and development expenses increased to $4.9 million in the third quarter of 2007 from $3.4 million in the third quarter of 2006 and to $15.4 million for the first nine months of 2007 from $9.5 million for the first nine months of 2006. For the three months ended September 30, 2007, aggregate research and development expenses increased approximately $957,000 due to base pay increases implemented in the second half of 2006 as well as the addition of employees engaged in research and development activities, primarily as a result of the Micro Linear acquisition. Also contributing to the increase was additional design software maintenance costs of $274,000, additional purchases of engineering and prototype materials of $187,000 and additional costs for purchased engineering services.

For the nine months ended September 30, 2007, research and development expenses increased by approximately $3.4 million due to base pay increases in the second half of 2006 and the addition of employees engaged in research and development activities, primarily as a result of the Micro Linear acquisition. In addition, design software maintenance costs increased by approximately $864,000, purchases of engineering and prototype materials increased by $510,000, facility costs increased by $348,000, incentive compensation expenses increased by approximately $288,000 based upon the achievement of performance objectives, and we incurred higher purchases of engineering services. Also contributing to the increase for the nine months ended September 30, 2007 was the inclusion of nine months of costs associated with PDI research and development activities in the 2007 period compared to six months in the 2006 period based on the timing of the acquisition.

Sales and Marketing. Sales and marketing expenses increased to $2.7 million in the third quarter of 2007 from $2.5 million in the third quarter of 2006 and to $8.8 million for the first nine months of 2007 from $7.7 million in the first nine months of 2006. For the three months ended September 30, 2007, aggregate sales and marketing expenses increased approximately $150,000 primarily due to base pay increases in the second half of 2006. Also contributing to the increase was additional commission expense of $130,000 due to higher sales. The increase was partially offset by lower stock-based compensation expense due to a number of stock option grants becoming fully amortized in the second half of 2006.

For the nine months ended September 30, 2007, sales and marketing expenses increased by approximately $1.1 million due to base pay increases in the second half of 2006. Also contributing to the increase for the nine months ended September 30, 2007 were increased commission expense due to higher sales, increased travel and the inclusion of nine months of costs associated with PDI sales and marketing activities compared to three months in the 2006 period based on the timing of the acquisition. The increase was partially offset by lower stock-based compensation expense due to a number of stock option grants becoming fully amortized in the second half of 2006.

General and Administrative. General and administrative expenses increased to $6.5 million in the third quarter of 2007 from $4.6 million in the third quarter of 2006 and to $16.6 million in the first nine months of 2007 from $12.0 million in the first nine months of 2006. The increase in the three months ended September 30, 2007 was primarily due to third-party costs incurred in connection with the pending acquisition of Sirenza by RFMD of approximately $1.8 million, and additional professional fees and public company expenses of approximately $194,000. Also contributing to the increase was additional facilities expense, primarily in China. The increase was partially offset by lower stock-based compensation expense due to a number of stock option grants becoming fully amortized in the second half of 2006.

As for the increase in the nine months ended September 30, 2007, general and administrative expenses increased by approximately $1.8 million due to third-party costs incurred in connection with the pending acquisition of Sirenza by RFMD, approximately $1.2 million due to base pay increases in the second half of 2006 and the addition of employees engaged in general and administrative functions, primarily as a result of the MicroLinear and PDI acquisitions. We also incurred additional costs of $704,000 due to higher professional fees and public company expenses and $413,000 for additional facility costs, primarily in China. Also contributing to the increase for the nine months ended September 30, 2007 was the inclusion of nine months of costs associated with PDI general and administrative activities compared to six months in the 2006 period based on the timing of the acquisition. The increase was partially offset by lower stock-based compensation expense due to a number of stock option grants becoming fully amortized in the second half of 2006.

Amortization of Acquisition-Related Intangible Assets. We recorded amortization expense of $3.2 million in the third quarter of 2007 and $1.6 million in the third quarter of 2006 related to our acquired intangible assets. We recorded amortization expense of $9.5 million during the nine months ended September 30, 2007 and $3.5 million during the nine months ended June 30, 2006. See our disclosure under Note 5: “Amortizable Acquisition-Related Intangible Assets” in Notes to Condensed Consolidated Financial Statements set forth above for more information pertaining to the amortization of acquisition-related intangible assets.

Restructuring. In the second and third quarters of 2007, the Company recorded restructuring charges of $122,000 and $71,000, respectively, related to one-time termination benefits as a result of the Company’s transition of most of its manufacturing operations from Broomfield, Colorado to Shanghai, China. See our disclosure under Note 8: “Restructuring Activities” in Notes to Condensed Consolidated Financial Statements set forth above for more information pertaining to the restructuring expenses.

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

Interest and Other Income (Expense), Net. Interest and other income (expense), net, includes income from our cash and available-for-sale securities, interest expense from capital lease financing obligations, foreign currency transaction remeasurement gains and losses and other miscellaneous items. We had net interest and other expense of $380,000 in the third quarter of 2007 compared to net interest and other income of $19,000 in the third quarter of 2006. We had net interest and other income of $0 in the first nine months of 2007 compared to $241,000 in the first nine months of 2006. The increase in net interest and other expense in both periods was primarily attributable to an increase in foreign currency transaction and remeasurement losses, primarily in the third quarter of 2007, due to the impact of foreign currency exchange rate changes between the US dollar and the Euro.

Provision for Income Taxes. We recorded tax expense for the third quarter of 2007 of $464,000 compared to a $506,000 tax benefit for the third quarter of 2006. The income tax expense represents our net U.S. and non-U.S. current and deferred income tax expense. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before income taxes and the provision actually recorded is due primarily to the impact of a benefit derived from a reduction to deferred tax liabilities attributable to a reduction in German tax rates effective beginning January 1, 2008 pursuant to the enactment during the third quarter of the German Tax Reform Act, the change in valuation allowance, miscellaneous non-deductible items including certain RFMD merger related costs, and non-U.S. taxes, specifically a low Chinese tax rate.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $35.5 million and our working capital approximated $69.7 million. We had $486,000 in short-term debt and $198,000 of long-term debt at September 30, 2007, both consisting of capital lease obligations.

Net cash provided by operating activities

Operating activities provided cash of $19.8 million in the first nine months of 2007 and $14.0 million in the first nine months of 2006. In the first nine months of 2007, the primary sources of cash were $6.5 million of net income, as adjusted for non-cash charges of $13.7 million for depreciation and amortization, $3.1 million for stock-based compensation, and other changes in operating assets and liabilities.

Our accounts receivable were approximately $7.6 million higher at the end of the third quarter of 2007 compared to the end of 2006. The increase in accounts receivable was primarily attributable to an increase in overall sales from the fourth quarter of 2006. Our days sales outstanding, or DSOs, were 58 days in the third quarter of 2007, compared to 55 days in the fourth quarter of 2006.

Inventories decreased to $26.3 million at September 30, 2007 from $27.0 million at December 31, 2006. The decrease was primarily attributable to increased inventory turnover as our inventory turns increased to 3.8 at September 30, 2007 from 3.1 at the end of 2006.

Accounts payable increased to $11.4 million at September 30, 2007 from $9.4 million at December 31, 2006. The increase in accounts payable was primarily attributable to an increase in purchasing activity primarily to support our increased shipment volumes.

Net cash used in investing activities

Cash used in investing activities totaled $13.4 million in the first nine months of 2007 and primarily related to $7.0 million of capital expenditures for equipment, leasehold improvements, mask sets, furniture and fixtures and computer equipment and software. During the first nine months of 2007, we also paid the remaining $3.0 million note payable to the PDI shareholders and paid ISG contingent earn-out consideration of $2.9 million.

As a result of an earn-out related to our acquisition of ISG at the end of 2004, additional cash consideration of up to $3.0 million may become due and payable based on achievement of margin contribution objectives attributable to sales of selected products through December 31, 2007. The Company accrued $312,000 at September 30, 2007 related to the 2007 earn-out period, and any related payments are expected to be paid in the second quarter of 2008.

Cash provided by financing activities

Cash provided by financing activities totaled $3.0 million in the first nine months of 2007. The major financing inflow of cash related to proceeds from employee stock plans.

Contractual Obligations

As of September 30, 2007, our contractual obligations, including payments due by period, were as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$5,090	$1,484	$2,080	$1,526	$—
Capital lease commitments	$771	$531	$240	$—	$—
Additional consideration related to the acquisition of ISG Broadband, Inc.	$312	$312	$—	$—	$—
Unconditional purchase obligations	$1,871	$1,871	$—	$—	$—

Total	$8,044	$4,198	$2,320	$1,526	$—

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

The total indicated in the table above includes $312,000 of additional cash consideration that we estimate will become due and payable in connection with our acquisition of ISG Broadband, Inc. However, up to $3.0 million may be payable in 2008 based on the achievement of margin contribution objectives attributable to sales of selected products for periods through December 31, 2007.

We expect to fund these contractual obligations with cash and cash equivalents on hand, cash flows from operations and proceeds received from employee stock plans. The expected timing of payments of the obligations discussed above is based upon current information. Timing and actual amounts paid may be different.

Off-Balance-Sheet Arrangements

As of September 30, 2007 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate and interest rate risk that could impact our financial position and results of operations. To mitigate some of these risks, we have utilized currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We place our cash equivalents, short-term investments and restricted cash with high-credit-quality financial institutions, investing primarily in money market accounts and federal agency related securities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and available-for-sale investments. For example, a one percent increase or decrease in interest rates would increase or decrease our annual interest income by approximately $355,000, based on our cash and available-for-sale investments balance at September 30, 2007.

Foreign Currency Exchange Rate Risk

As a result of the acquisition of PDI, we now conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Our subsidiaries in Germany and China use the local currency as their functional currency, as the majority of their purchases are transacted in the local currency. However, revenue for these foreign subsidiaries is invoiced and collected in both the local currency and in U.S. dollars, typically depending on the preference of the customer. Although we did not have any derivative financial instruments outstanding as of September 30, 2007, to hedge against the risk of Euro to U.S. dollar exchange rate fluctuations, our German subsidiary has in the past contracted with a financial institution to sell U.S. dollars and buy Euros at fixed exchange rates at specific dates in the future. We continue to evaluate strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, although we cannot ensure that we will not recognize gains or losses from international transactions. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect our operating results.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

On August 30, 2006, a complaint regarding a putative class action lawsuit, Yevgeniy Pinis v. Timothy R. Richardson, et al., No. 2381-N, was filed in the Court of Chancery of the State of Delaware in New Castle County against us, Micro Linear Corporation (“Micro Linear”), Metric Acquisition Corporation and Micro Linear’s board of directors in connection with our proposed acquisition of Micro Linear. The complaint was amended on September 12, 2006. The amended complaint alleged, among other things, that the Micro Linear board of directors violated its fiduciary duties to the stockholders of Micro Linear by approving the proposed merger of Metric Acquisition Corporation with and into Micro Linear, that the consideration proposed to be paid to the stockholders of Micro Linear in the merger was unfair and inadequate and that the proxy statement/prospectus that forms a part of our registration statement on Form S-4 (as amended and filed on September 13, 2006) was deficient in a number of respects. The complaint sought, among other things, an injunction prohibiting us and Micro Linear from consummating the merger, rights of rescission against the merger and the terms of the merger agreement, damages incurred by the class, and attorneys’ fees and expenses. On October 4, 2006, we and Micro Linear agreed in principle with the plaintiff to a settlement of this lawsuit. The agreement in principle as to the proposed settlement contemplated that counsel for the plaintiff would request a reasonable award of fees and expenses from the court in connection with the lawsuit, with the amount of any fee award ultimately granted being within the court’s discretion. We and the other defendants reserved our rights to negotiate in good faith regarding and to oppose plaintiff’s related fee application. Further to the proposed settlement, the parties agreed to provide the stockholders of Micro Linear with certain additional disclosures. The settlement was subject to the approval of the Delaware Court of Chancery and provided for a broad release of claims by the stockholder class. In May 2007, notice of the court’s hearing to consider and potentially approve the proposed settlement, including further information about the terms of the proposed settlement and the release of claims was mailed to the members of the stockholder class. On July 19, 2007, the Delaware Court of Chancery held a settlement hearing, at which the proposed settlement was approved in all respects, the plaintiff’s attorneys were awarded $350,000 in attorney’s fees and costs, and the action was dismissed with prejudice as to all defendants. Of the award to plaintiff’s counsel, $30,800 was paid by us and the remainder was paid for by the proceeds of insurance.

In November 2001, we, various officers and certain underwriters of the Company’s initial public offering of securities were named in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The suit, In re Sirenza Microdevices, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10596, alleges improper and undisclosed activities related to the allocation of shares in our initial public offering, including obtaining commitments from investors to purchase shares in the aftermarket at pre-arranged prices. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions (the “coordinated litigation”). Plaintiffs filed an amended complaint on or about April 19, 2002, bringing claims for violation of several provisions of the federal securities laws and seeking an unspecified amount of damages. On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleadings issues. On October 8, 2002, pursuant to stipulation by the parties, the court dismissed the officer and director defendants from the action without prejudice. On February 19, 2003, the court granted in part and denied in part a motion to dismiss filed on behalf of defendants, including us. The court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases for class certification purposes. It is uncertain whether there will be any revised or future settlement. We believe we have meritorious defenses and intend to defend the case vigorously.

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

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in other filings that we make with the Securities and Exchange Commission (the “SEC”), including those described in the proxy statement related to our special meeting of stockholders held on October 29, 2007, which forms a part of the Registration Statement on Form S-4/A filed with the SEC by RF Microdevices, Inc. on October 2, 2007 with respect to its proposed acquisition of us. These risks and uncertainties could materially affect our business, financial condition or future results, and could cause actual results to materially differ from our forward-looking statements contained in this report or our other SEC filings. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The table below summarizes our repurchases of our common stock in the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 2007	17,403	—
August 2007	—	—
September 2007	—	—

None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were ordinary course of business reacquisitions at no cost of unvested common stock previously issued pursuant to restricted stock awards issued to employees under our 1998 Stock Plan in connection with the termination of their employment with Sirenza.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RF Micro Devices, Inc., a North Carolina corporation, Iceman Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of RF Micro Devices, Inc., and Sirenza Microdevices, Inc., a Delaware corporation. (1)

3.1	Restated Certificate of Incorporation of Registrant. (2)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (3)

3.3	Bylaws of Registrant, as amended, as currently in effect. (4)

4.1	Form of Registrant’s Common Stock certificate. (5)

10.1	Form of Voting Agreement, dated as of August 12, 2007, by and between Sirenza Microdevices, Inc. and certain stockholders of RF Micro Devices, Inc. (1)

10.2	Description of Second Half 2007 Cash Incentive Plan

10.3	General Incentive Plan Terms and Conditions, as amended August 9, 2007.

10.4	Executive Employment Agreement between the Registrant and Charles Bland effective August 11, 2007.

11.1	Statement regarding computation of per share earnings. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

(1)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 12, 2007, filed with the Securities and Exchange Commission on August 16, 2007.

(2)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(4)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(5)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(6)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 8, 2007	SIRENZA MICRODEVICES, INC.

/s/ Robert Van Buskirk
ROBERT VAN BUSKIRK
President, Chief Executive Officer and Director

DATE: November 8, 2007	/s/ Charles R. Bland
CHARLES R. BLAND
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RF Micro Devices, Inc., a North Carolina corporation, Iceman Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of RF Micro Devices, Inc., and Sirenza Microdevices, Inc., a Delaware corporation. (1)

3.1	Restated Certificate of Incorporation of Registrant. (2)

3.2	Certificate of Ownership and Merger of SMDI Sub, Inc. into Stanford Microdevices, Inc. (effecting corporate name change of Registrant to “Sirenza Microdevices, Inc.”). (3)

3.3	Bylaws of Registrant, as amended, as currently in effect. (4)

4.1	Form of Registrant’s Common Stock certificate. (5)

10.1	Form of Voting Agreement, dated as of August 12, 2007, by and between Sirenza Microdevices, Inc. and certain stockholders of RF Micro Devices, Inc. (1)

10.2	Description of Second Half 2007 Cash Incentive Plan

10.3	General Incentive Plan Terms and Conditions, as amended August 9, 2007.

10.4	Executive Employment Agreement between the Registrant and Charles Bland effective August 11, 2007.

11.1	Statement regarding computation of per share earnings. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

(1)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 12, 2007, filed with the Securities and Exchange Commission on August 16, 2007.

(2)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-31382, initially filed with the Securities and Exchange Commission on March 1, 2000.

(3)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

(4)	This exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(5)	This exhibit is incorporated by reference to the Registrant’s Registration Statement on Form S-3 and all amendments thereto, Registration No. 333-112382, initially filed with the Securities and Exchange Commission on January 30, 2004.

(6)	This exhibit has been omitted because the information is shown in the Consolidated Financial Statements or Notes thereto.